Form 10-K
period 2003-12-31
VITRAN CORP INC
filed 2004-03-23
CIK 946823

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ______________.

Commission file number 0-19791

VITRAN CORPORATION INC.
(Exact name of registrant as specified in its charter)

Ontario, Canada
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

185 The West Mall, Suite 701, Toronto, Ontario, Canada, M9C 5L5
(Address of principal executive offices) (Zip Code)

(Registrant’s telephone number, including area code)
(416) 596-7664

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange on which registered
Title of each class
TSX ®
Class A Voting Common Stock	AMEX®

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [   ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K [   ].

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). [   ] Yes [X] No

The number of shares of common stock outstanding at February 23, 2004 was 12,112,278. The aggregate market value of the voting stock of the registrant, excluding directors, officers and registered holders of 10% as of February 23, 2004 was approximately $198,650,884.00.

DOCUMENTS INCORPORATED BY REFERENCE

1) Proxy statement to be filed on or about March 23, 2004 (Only those portions referenced herein are incorporated in this Form 10-K).

Unless otherwise indicated all dollar references herein are in U.S. dollars.

PART I

ITEM 1— BUSINESS

THE TRUCKING INDUSTRY

     According to estimates made by the American Trucking Associations and Global Insight (formerly DRI-WEFA), the United States trucking industry in 2002 accounted for approximately $585 billion, or approximately 87% of total domestic freight transportation revenue. Trucks provide freight transportation services to virtually every industry operating in the United States and Canada and generally offer higher levels of reliability, shipment integrity, and speed than other surface transportation options. The trucking industry is highly competitive on the basis of service and price.

     The less-than-truckload portion of the industry accounted for approximately $58 billion of revenue during 2002. According to the American Trucking Associations and Global Insight, LTL volume is forecasted to grow in the United States at an average rate of 3.1% per year through 2008.

     LTL carriers transport freight for multiple customers to multiple destinations on each trailer. This service requires a network of local pick-up and delivery terminals, hub facilities, and driver fleets. The LTL business is capital intensive, and achieving significant density of operations in a given region can afford a competitive advantage since greater freight volumes are better able to support fixed costs. Vitran Corporation Inc. (“Vitran” or the “Company”) believes the regional LTL industry offers a favourable operating model and provides substantial growth opportunities for the following reasons:

•	The trend among shippers toward minimal inventories, deferred air freight, and regional distribution has increased the demand for next-day and second-day delivery service.

•	Regional carriers with sufficient scale and freight density to support local terminal networks can offer greater service reliability and minimize the costs associated with intermediate handling.

•	Regional carriers are predominately non-union, which offers cost savings, greater flexibility, and a lower likelihood of service disruptions compared with unionized carriers.

•	There has been a reduction of capacity as weaker competitors exit the business.

BUSINESS

     Vitran is a leading, predominately non-union, provider of surface transportation and related logistics services throughout Canada and in 18 states in the central and southern United States (the “Central States”). Its business consists of: (1) less-than-truckload services (“LTL”), (2) logistics services, and (3) truckload services. These services are provided by stand-alone business units. Depending on a customer’s needs, the units can operate independently or in a complementary manner. For the years ended December 31, 2003 and 2002, the Company had revenues of approximately $331.8 million, and $303.6 million, respectively.

Corporate History

     Vitran was incorporated under the laws of Ontario by certificate of incorporation effective April 29, 1981. Vitran commenced operations in 1983 with the acquisition of G&W Freightways Ltd., an Ontario / Quebec regional LTL company. On August 5, 1987, in connection with its initial public offering, Vitran listed its shares under the Toronto Stock Exchange on the symbol VTN.A. In August 1989, Vitran acquired Northern Pool Express Limited (“NPEL”). NPEL and certain subsidiaries operating under the name Trans Western Express and provided a freight forwarding operation which specialized in LTL amounts of general freight primarily from Ontario and Quebec to all parts of Western Canada. On March 2, 1995, Vitran acquired all of the outstanding shares of the Overland Group, a primarily over-the-road short haul regional LTL carrier operating in 12 central U.S. states. On September 9, 1998 Vitran acquired Quast Transfer Inc., a Minnesota-based regional overnight LTL carrier operating in nine states in the central U.S. In April 1999 Overland and Quast were combined to and the name was changed to Vitran Express Inc. In December 2002, Vitran’s Canadian LTL operations were rebranded and now operate under the name Vitran Express Canada Inc.

     During December 2003 Vitran raised gross proceeds of $31.6 million in share capital from an underwritten public offering. In February 2004, the Board of Directors determined that the number of the Company’s U.S. shareholders exceeded 50% of the total number of the Company’s shareholders and therefore Vitran ceased to be a foreign private issuer under U.S. securities laws. Accordingly, Vitran is required to file U.S. domestic issuer forms in complying with its U.S. reporting obligations. In 2004, the Company also elected to change its reporting currency from Canadian dollars to U.S. dollars.

     As of December 31, 2003 Vitran was primarily engaged in providing a broad range of freight services that is composed of the following subsidiaries and operating units: Vitran Express Canada, Vitran Express, Vitran Logistics, and Frontier Transport.

Corporate Structure

     Vitran’s business is carried on through its subsidiaries with a number of these affiliated corporations holding the relevant licenses that permit the operations of the Vitran’s business. The following chart sets forth Vitran’s principal operating subsidiaries (including their jurisdiction of incorporation) as at December 31, 2003. Unless otherwise noted, all subsidiaries are wholly owned.

LTL Services

     Vitran’s LTL business represented approximately 81.4% of its revenue for the year ended December 31, 2003. Within the United States, the Company operates primarily within the Central States and delivers approximately 90% of its freight shipments within one or two days. In addition, the Company offers its services to the other regions in the United States (other than Alaska and Hawaii) through its strategic relationships with New England Motor Freight Inc. and SAIA Motor Freight Line Inc. Vitran’s US LTL regional business represented approximately 47.2% of its revenues for the year ended December 31, 2003. Within Canada, the Company provides next-day service within Ontario and Quebec and parts of western Canada, and generates most of its revenue from the movement of LTL freight within the three to five day east/west lanes. Most of its trans-Canada freight is shipped by rail under an “intermodal” agreement with CN Rail, under which the Company’s containers are loaded onto CN Rail cars and shipped to various points where Vitran’s network of owner operators pick up and deliver the freight to various destinations. Vitran’s Canadian LTL business represented approximately 34.3% of its revenues for the year ended December 31, 2003. The Company believes that it is able to efficiently deliver freight using, in the Company’s belief, the largest, Canadian LTL non-railroad owned fleet of intermodal containers in Canada and by using its network of owner operators for the pick-up and delivery segment of the shipment.

     Vitran has grown organically and made strategic acquisitions to build a comprehensive LTL network throughout Canada and in the Central States. The LTL segment consists of two main business units: Canadian LTL and US LTL. The main operating companies within those units are Vitran Express Canada and Vitran Express US, respectively.

Vitran Express Canada

     Within Canada, Vitran Express Canada provides next-day service within Ontario and Quebec and parts of western Canada, and generates most of the Company’s revenue from the movement of LTL freight within the three to five day east/west lanes. Vitran believes that the Canadian LTL, in conjunction with its 167 owner operators, provides the most comprehensive LTL services within Canada. The Canadian LTL business unit consists of four subunits:

•	Vitran’s National Service Solution covers the entire Canadian marketplace and Washington and Oregon. It utilizes 11 terminal facilities from Montreal to Vancouver and has contracted agents in the eastern provinces of Canada. Within this three to five day lane, Canadian LTL utilizes intermodal rail through CN Rail to transport primarily Vitran-owned containers from the origin to destination city. The Company believes that among Canadian regional LTL companies Vitran Express Canada has the most significant presence in intermodal rail;

•	Vitran’s Expedited Service Solution covers the same geographic area as the National Service Solution. Vitran Express Canada offers its customers a premium service using over-the-road driver teams to provide linehaul service. Since it offers to complete these moves in a shorter time frame than its National Service Solution, the Company is able to charge its customers a higher rate for this service;

•	Vitran’s Regional Service Solution operates in one to two day lanes within the Ontario/Quebec marketplace utilizing its trailers to provide linehaul and pick-up and delivery service through a terminal network located in seven major cities in the two provinces; and

•	Vitran’s Transborder Service Solution (inter-regional) provides over-the-road service primarily between Canadian LTL and Vitran’s US LTL business unit in the Central States. This is the Company’s highest margin and fastest growing service, achieving approximately 30.3% year over year volume growth for the year ended December 31, 2003. In addition, through strategic relationships with New England Motor Freight Inc. and SAIA Motor Freight Line Inc., it offers transborder freight services to the remainder of the continental United States.

Vitran Express US

     Vitran Express US provides primarily regional next day and second day LTL service throughout the Central States. The service is provided by road, mostly by Company drivers, which allows US LTL more control in servicing these time sensitive shipments. As an integral part of its service solution, US LTL was one of the first regional LTL companies to offer an unconditional money back service guarantee to its customers. US LTL also provides an LTL service between the Central States and 10 states in the Northeast United States as well the District of Columbia and Puerto Rico, through its strategic relationship with New England Motor Freight Inc. Vitran Express US also has a strategic relationship with SAIA Motor Freight Line Inc., thereby offering transborder freight services to the remainder of the continental United States.

Vitran Logistics

     Vitran’s logistics business, which represented approximately 8.6% of its revenues for the year ended December 31, 2003, consists of two principal lines of businesses: (1) supply chain solutions in Canada and the United States including warehousing, inventory management and flow-through distribution facilities, and (2) freight brokerage which coordinates the transport of truck and container loads from sales offices in Toronto, Montreal, Los Angeles and Atlanta.

     Supply Chain Solutions. Supply chain solutions involve the transportation and management of goods and the provision of information about such goods as they pass through the supply chain from manufacturer to end user. Vitran Logistics’ role is to design a supply chain network for a customer, contract with the necessary suppliers (including Vitran Express US and Vitran Express Canada), and implement the design and manage the logistical system. Demand for supply chain services has grown as businesses outsource the management of the transportation and distribution function in order to reduce their own logistics costs, to concentrate on their core business or to improve customer service.

     Our supply chain services unit offers a range of services in Canada and the United States including warehousing, inventory management and flow through distribution facilities, focusing primarily on long-term logistics solutions.

     Freight Brokerage. Vitran’s freight brokerage unit is headquartered in Toronto, Ontario, with sales offices in Toronto, Montreal, Los Angeles, and Atlanta so as to capitalize on international traffic flows. Vitran Logistics coordinates the transport of truck and container loads directly from a customer’s facility to the customer’s consignee, anywhere in North America. The freight brokerage unit offers both intermodal and highway solutions to clients with any type of full load requirement. Vitran Logistics supports the movement of freight through direct computer links with both its carriers and customers. It provides customers with real-time tracking, customer support information and expediting as required.

Truckload

     Vitran’s truckload business, operating as Frontier Transport Corporation (“Frontier”), provides truckload service. Frontier principally utilizes its company-owned trailing equipment and tractor owner operators. The business is primarily dry van with a small temperature controlled service available. Frontier operates out of two terminals, one in Atlanta, and the other in Indianapolis where the main administration office is located. Frontier principally delivers within a 400-mile radius utilizing 247 owner operators with company-owned or leased trailing fleet.

Company Information

     Vitran Corporation Inc. was incorporated in Ontario, under the Business Corporations Act (Ontario) and the registered and principal office is located at 185 The West Mall, Suite 701, Toronto, Ontario M9C 5L5. The telephone number is (416) 596-7664 and the telecopier number is (416) 596-8039.

Infrastructure

     Equipment. At December 31, 2003, Vitran operated a fleet of 699 tractors and a trailing fleet of approximately 4,780 units. In its US LTL operation, the Company generally uses new tractors in linehaul operations for approximately two to four years and then transfers them to pickup and delivery for the remainder of their useful lives. In a number of Vitran’s terminals, tractors perform pickup and delivery functions during the day and linehaul functions at night in order to maximize tractor utilization. In Vitran’s Canadian LTL operation, it contracts with owner operators to provide the tractors for pickup and delivery and linehaul services.

     Vitran primarily uses 53-foot dry vans its pickup and delivery operations in Canada and the United States. However, over the course of 2001 and 2002 the Company converted its US LTL linehaul fleet to tandem 26 foot pup trailers equipped with load bars to maximize density and minimize claims issues.

     The chart below shows the breakdown of Vitran’s fleet by operating segment at December 31, 2003.

Segment	Tractors	Trailers	Containers	Chassis
LTL	692	3,160	387	304
Truckload	—	867	—	—
Logistics	7	62	—	—

Total	699	4,089	387	304

     Terminals and Distribution Facilities. Vitran operates 70 terminals, 15 of which are located in Canada and 55 of which are located in the United States. The Company’s LTL segment operates 65 terminals with a total of 1,555 loading doors in the United States and with a total of 558 loading doors in Canada. The 10 largest terminals in Vitran’s LTL segment, in terms of the number of loading doors, are listed below.

Terminals	Doors	Owned/ Leased
Toronto	132	Leased
Indianapolis	116	Leased
Montreal	85	Owned
Vancouver	85	Owned
Chicago	81	Leased
Winsted	78	Owned
Edmonton	69	Owned
St. Louis	65	Leased
Minneapolis	62	Leased
Calgary	47	Leased

     Over the last five years, the Canadian LTL operation has been transitioning its LTL terminal network from outmoded railspur boxcar facilities to intermodal facilities to better facilitate the movement of freight in Canada. The program is almost complete, and only the Toronto terminal requires conversion to an intermodal facility. Vitran is waiting for CN Rail’s determination of the location of their intermodal yard before finalizing its new location in Toronto. Vitran anticipates that the terminal will be constructed and completed by the end of 2005.

     In addition to two warehouse facilities, Vitran’s logistics business operates two dedicated flow-through facilities, one in Canada, and the other in the United States, for major retailers in the respective markets. Vitran’s truckload business operates two terminals, one in Indianapolis and the other in Atlanta.

Marketing and Customers

     Vitran derives its revenue from thousands of customers from a variety of geographic regions and industries in Canada and the United States. The Company’s largest customer represents less than 2.0% of Vitran’s revenues. At December 31, 2003, it had a sales staff of 143 employees and the sales force is compensated with a base salary and a variable compensation package tailored to their business unit operating environment.

     The LTL segment utilizes a computerized freight-costing model to determine the price level that is appropriate for each particular shipment of freight. When necessary, Vitran competes to secure revenue by participating in bid solicitations, provided its customer recognizes the Company as a core carrier over a contracted period of time.

     In the logistics business Vitran customizes each solution to fit the needs of the customer. The logistics operation pursues opportunities that will not only increase the profitability of that segment but will supplement profitability in Vitran’s LTL segment as well.

     The freight brokerage business maintains sales offices in Toronto, Montreal, Los Angeles and Atlanta, to capitalize on international traffic flows. The freight brokerage unit offers both intermodal and over-the-road truckload solutions to clients.

Employees

     At December 31, 2003, Vitran employed approximately 2,299 full and part-time employees and contracted with approximately 461 owner operators. The chart below depicts the employees and owner operators by segment.

	Non-Driver Employees		Company Drivers
Vitran Corporation Inc.					Total	Owner
Segment	Full-time	Part-time	Full-time	Part-time	Employees	Operators	Total
LTL	1,033	223	*800	*26	2,082	178	2,260
Logistics	154	4	9	—	167	36	203
Truckload	44	1	—	—	45	247	292
Corporate Office	5	—	—	—	5	—	5

* all are employed in the US LTL business unit.

     All of Vitran’s drivers and owner operators are required to have valid commercial driver’s licenses and pass stringent Company screening process. Where permitted, the Company periodically conducts drug and alcohol screening tests.

     Only 133 of Vitran’s employees are represented by labour unions. Two of Vitran’s terminals in Canada operate with unionized dock workers represented by the International Brotherhood of Teamsters and the Canadian Autoworkers Association. The Company has two collective agreements with its unionized employees. These agreements expire on March 31, 2008, and on September 30, 2008, respectively.

Information Technology

     Vitran uses technology to reduce costs, improve productivity, and enhance its customer service. Vitran allows its customers to access or exchange information with the Company via Vitran’s website, published web services, electronic data interchange, or over the telephone. The Company uses sophisticated freight handling software to maximize its load average, reduce freight handling, reduce transit times, and improve tracking of shipments through its system. Vitran has integrated its tracking systems with the systems maintained by SAIA Motor Freight Lines Inc. and New England Motor Freight Inc.

Competition

     The transportation industry is highly competitive on the basis of both price and service. The Company competes with regional, inter-regional and national LTL carriers, truckload carriers, third party logistics companies and to a lesser extent, small package carriers, air freight carriers and railroads. The Company competes effectively in its markets by providing high quality and timely service at competitive prices.

Seasonality

     In the trucking industry for a typical year, the months of September and October usually have the highest business levels, while the months of December, January and February generally have the lowest business levels. Adverse weather conditions, generally experienced in the first quarter of the year, such as heavy snow and ice storms, have a negative impact on operating results. Accordingly revenue and profitability are generally lowest in the first quarter.

RISK FACTORS

Risks Relating to Vitran Corporation Inc.

The trucking industry is highly competitive, and Vitran’s business will suffer if the Company is unable to adequately address potential downward pricing pressures and other factors that may adversely affect operations and profitability.

     Numerous competitive factors could impair Vitran’s ability to maintain its current profitability. These factors include the following:

•	Vitran competes with many other transportation service providers of varying sizes, many of which have more equipment, a broader coverage network, a wider range of services and greater capital resources than Vitran does or have other competitive advantages;

•	some of Vitran’s competitors periodically reduce their prices to gain business, especially during times of reduced growth rates in the economy, which may limit Vitran’s ability to maintain or increase its prices or maintain significant growth in its business;

•	many customers reduce the number of carriers they use by selecting so-called “core carriers” as approved transportation service providers, and in some instances Vitran may not be selected;

•	many customers periodically accept bids from multiple carriers for their shipping needs, and this process may depress prices or result in the loss of some business to competitors;

•	the trend towards consolidation in the surface transportation industry may create other large carriers with greater financial resources than Vitran and other competitive advantages relating to their size;

•	advances in technology require increased investments to remain competitive, and Vitran’s customers may not be willing to accept higher prices to cover the cost of these investments; and

•	competition from non-asset-based logistics and freight brokerage companies may adversely affect the Company’s customer relationships and prices.

Unsuccessful execution of Vitran’s acquisition strategy could cause the Company’s business and future growth prospects to suffer.

     Vitran may not be able to implement its strategy to acquire other transportation companies, which depends in part on the availability of suitable candidates. In addition, Vitran may face competition for the acquisition of attractive carriers from other consolidators in the freight transportation industry who may be larger or better financed than Vitran is. Furthermore, there can be no assurance that if the Company acquires what it considers to be a suitable candidate in accordance with its growth strategy, Vitran will be able to successfully integrate the operations of the acquired company into its operations on an accretive basis.

     Significant ongoing capital requirements could limit growth and affect profitability.

     Vitran’s business is highly capital intensive. The Company’s capital expenditures for the years ended December 31, 2003 and December 31, 2002 were $6.9 million and $4.6 million, respectively. Vitran expects its capital expenditures for 2004 to be in the range of $8.0 million to $10.0 million. However, it is the Company’s plan, within the next two years, to build a new LTL/intermodal terminal in Toronto that would cost Vitran approximately Cdn $15 million to Cdn $17 million. This could increase the estimated capital expenditures for 2004 and/or 2005.

     Vitran depends on operating leases, lines of credit, secured equipment financings and cash flow from operations to finance the purchase of tractors, trailing fleet, IT hardware and terminals. If the Company is unable in the future to raise sufficient capital or borrow sufficient funds to make these purchases, Vitran will be forced to limit its growth and operate its trucks for longer periods of time, which could have a material adverse effect on its business, operations or financial condition.

Vitran is subject to general economic factors that are largely out of its control, any of which could have a material adverse effect on its business, results of operations and financial condition.

     Vitran’s business is subject to a number of general economic factors, many of which are largely out of its control, that may have a material adverse effect on its prospects, business, results of operations and financial condition. These include recessionary economic cycles and downturns in its customers’ business cycles, as well as downturns in the principal regional economies where its operations are located. Economic conditions may adversely affect its customers’ business levels and the amount of transportation services that they need. Furthermore, customers encountering adverse economic conditions may have difficulty in paying for Vitran’s services. Finally, terrorist activities, anti-terrorist efforts, war or other armed conflicts involving the United States or its interests abroad may have a material adverse effect on the United States and global economies and on Vitran’s business, operations or financial condition.

     Vitran is a foreign- based corporation.

     Vitran is a Canadian based corporation with substantial operations in the United States. Changes in United States laws or the application thereof, including regulatory, homeland security or taxation, that primarily impact foreign corporations could have a material adverse effect on Vitran’s prospects, business, financial condition and results of operations.

     Fluctuations in the price and availability of fuel may adversely impact profitability.

     Fuel is a significant operating expense. Vitran does not hedge against the risk of fuel price increases. Any increase in fuel taxes or fuel prices or any change in federal, state or provincial regulations that results in such an increase, to the extent that the increase is not offset by freight rate increases or fuel surcharges to customers, or any interruption in the supply of fuel, could have a material adverse effect on Vitran’s business, operations or financial condition.

The trucking industry is subject to numerous laws and regulations in Canada and the United States, exposing Vitran to potential claims and compliance costs that could adversely affect Vitran’s business.

     Regulatory agencies exercise broad powers over the trucking industry business, generally governing such activities as authorization to engage in motor carrier operations, safety and financial reporting. The industry also may become subject to new or more restrictive regulations relating to fuel emissions, ergonomics, or limits on vehicle weight and size. Additional changes in the laws and regulations governing the trucking industry could affect the economics of the industry by requiring changes in operating practices or by influencing the demand for, and the costs of providing, services to customers.

     From time to time, various legislative proposals that might affect the trucking industry are introduced, including proposals to increase federal, state, provincial or local taxes, including taxes on motor fuels. Vitran cannot predict whether, or in what form, any increase in such taxes applicable to the Company will be enacted. Increased taxes could adversely affect Vitran’s profitability.

     Vitran’s employees and owner operators also must comply with the safety and fitness regulations promulgated by the US Department of Transportation (“DOT”), including those relating to drug and alcohol testing and hours of service.

The DOT adopted revised hours-of-service regulations that could reduce the amount of allowable driving time, resulting in increased costs of compliance with, or liability for violation of, these regulations which could have a material adverse effect on Vitran business.

     On April 28, 2003, the DOT adopted revised hours-of-service regulations, which must be complied with beginning January 4, 2004. This change could reduce the amount of time that drivers are allowed to spend driving if those drivers are called upon to assist shippers in non-driving activities, such as loading, unloading, and waiting. Vitran believes the new regulations will have greater impact on truckload carriers and long-haul national LTL carriers than on regional LTL carriers. However, some consequences may not be readily apparent. Vitran does not expect the new regulations to materially affect its pick-up and delivery operations, but some effect is possible. The linehaul operations between terminals could be affected if either the Company’s own drivers or the drivers of third parties with whom Vitran contracts are unable to maintain the schedules the Company desires. In such event, Vitran could be forced to alter its processes or its pick-up and delivery schedules for customers, either of which could impose additional costs or change its service standards and cause customers to seek alternative service. If these changes increase the Company’s costs and Vitran cannot pass the additional costs through to shippers, or if business is lost because of changes in service levels, Vitran’s operating results could be materially and adversely affected.

     Changes in governmental regulation may impact future cash flows and profitability.

     Notwithstanding the fact that the freight transportation industry is largely deregulated in the area of operating authorities, each carrier must obtain a license issued by each provincial transport board in order to carry goods extra-provincially or to transport goods within any province. Licensing from US regulatory authorities is also required for the transportation of goods between Canada and the United States and within the United States. Any change in these regulations could have an impact on the scope of the Company’s activities. There is no assurance that Vitran will be in full compliance at all times with such policies and guidelines. As a result, Vitran could be required, at some future date, to incur significant costs in order to maintain or improve its compliance record.

     Results of operations may be affected by seasonal factors and harsh weather conditions.

     Vitran’s business is subject to seasonal fluctuations. In the trucking industry for a typical year, the months of September and October usually have the highest business levels while December and January generally have the lowest business levels. Adverse weather conditions such as heavy snow or ice storms have a negative impact on operating results.

     If additional employees unionize, Vitran ‘s operating costs would increase.

     Two of Vitran’s terminals in Canada, representing approximately 5.8% of its workforce, operate with unionized dockworkers represented by the International Brotherhood of Teamsters and the Canadian Autoworkers’ Association. The collective bargaining agreements between Vitran and its unionized employees expire on March 31, 2008, and on September 30, 2008, respectively. Vitran has no assurance that other employees will not unionize in the future. From time to time there have been efforts to organize the Company’s employees at various terminals, which could increase its operating costs and force Vitran to alter its operating methods. This could, in turn, have a material adverse effect on Vitran’s business, operations or financial condition.

Various environmental laws and regulations, and costs of compliance with, liabilities under, or violations of, existing or future environmental laws or regulations could adversely affect Vitran’s results.

     Vitran is subject to various federal, state, provincial and local environmental laws and regulations regulating, among other things, the emission and discharge of hazardous materials into the environment from its properties and vehicles, fuel storage tanks and the discharge or retention of storm water. Under specific environmental laws, Vitran could also be held responsible for any costs relating to contamination at its past or present facilities and at third-party waste disposal sites. Environmental laws have become, and are expected to become, increasingly more stringent over time, and there can be no assurance that costs of complying with current or future environmental laws or liabilities arising under such laws will not have a material adverse effect on the Company’s business, operations or financial condition.

     The US Environmental Protection Agency has issued regulations that require progressive reductions in exhaust emissions from certain diesel engines through 2007. New emissions standards under the regulations and a judicial consent decree went into effect for certain engines beginning in October 2002. In addition, the regulations require subsequent reductions in the sulfur content of diesel fuel beginning in June 2006 and the introduction of emissions after-treatment devices on newly-manufactured engines and vehicles beginning with the model year 2007. Each of these requirements could result in higher prices for tractors and diesel engines and increased fuel and maintenance costs. These adverse effects, combined with the uncertainty as to the reliability of the vehicles equipped with newly-designed diesel engines and the residual values that will be realized from the disposition of these vehicles, could increase the Company’s costs and have a material adverse effect on Vitran business, operations or financial condition.

     Loss of key personnel could harm Vitran’s business, operations or financial condition.

     Vitran is dependent on certain management personnel for the successful operation of its business. Furthermore, the Company’s success is dependent upon its ability to recruit and retain key employees.

     Interest rate fluctuations will impact Vitran’s financial results.

     Vitran is subject to fluctuations in interest rates. At December 31, 2003, the Company had approximately $26.1 million in debt borrowed at variable interest rates.

     Exchange rate and currency risks may impact Vitran’s financial results.

     Vitran prepares its financial statements in U.S. dollars. Since approximately one-third of its operations are Canadian-based, this has a significant impact on the Company’s results. For reporting purposes, the Canadian operations are translated into United States dollars using the current rate method. Under this method, all assets and liabilities are translated at the year-end rate of exchange and all revenue and expense items are translated at the average rate of exchange for the year. The resulting translation adjustment is recorded as a separate component of shareholders’ equity.

     Certain of Vitran’s Canadian operating entities’ revenues are generated in US dollars, exposing the Company to exchange rate and currency risks. In preparing its financial statements, Vitran must convert all Canadian dollar profits to U.S. dollars at varying rates of exchange. This may ultimately result in a currency gain or loss at the end of each fiscal year, the outcome of which cannot be predicted.

     Insurance and claims expenses could significantly reduce Vitran’s profitability.

     Vitran’s operations are subject to risks normally inherent in the freight transportation industry, including potential liability which could result from, among other circumstances, personal injury or property damage arising from accidents or incidents involving trucks operated by the Company or the Company’s agents. The availability of, and ability to collect on, insurance coverage is subject to factors beyond Vitran’s control. In addition, Vitran may become subject to liability for hazards which it cannot or may not elect to insure because of high premium costs or other reasons, or for occurrences which exceed maximum coverage under its policies. The Company’s future insurance and claims expenses might exceed historical levels, which could reduce its earnings. Insurance carriers have raised premiums for most trucking companies over the last three years and increases to the Company’s premiums could further increase its insurance and claims expense as current coverages expire or cause Vitran to raise its self-insured retention. If the number or severity of claims for which Vitran is self- insured increases, the Company suffers adverse development in claims compared with its reserves, or any claim exceeded the limits of its insurance coverage, this could have a material adverse effect on Vitran’s business, operations or financial condition.

     Moreover, any accident or incident involving Vitran, even if the Company is fully insured or not held to be liable, could negatively affect its reputation among customers and the public, thereby making it more difficult for Vitran to compete effectively, and could significantly affect the cost and availability of insurance in the future.

     Vitran relies on purchased transportation, making it vulnerable to increases in costs of these services.

     In Canada, Vitran uses purchased transportation, primarily intermodal rail from CN Rail, to provide cost effective service on its east west national LTL service offering. In the United States, the Company uses purchased transportation primarily to handle lane imbalances and to accommodate surges in business. For example, Vitran moves trailer loads in one direction using purchased transportation in situations when scheduling one of its drivers to move the load would result in the driver returning with empty trailers. The Company will also, on occasion, augment its linehaul capacity during certain peak periods through the use of purchased transportation. A reduction in the availability of purchased transportation may require the Company to incur increased costs to satisfy customer shipping orders. The Company may be unable to pass along increases in third party shipping prices to its customers. Any of these factors could have a material adverse effect on Vitran’s business, operations or financial condition.

     Vitran’s business may be adversely affected by anti-terrorism measures.

     In the aftermath of the September 11, 2001 terrorist attacks in the United States, federal, state and municipal authorities have implemented and are continuing to implement various security measures, including checkpoints and travel restrictions on large trucks. New DOT measures, which became effective on March 25, 2003, impose additional security planning and training obligations on shippers of hazardous materials. We have developed a security plan, including the training required under these new measures, which will be implemented on or before the dates specified in these measures. However, if additional security measures disrupt or impede the timing of the Company’s deliveries, Vitran may fail to meet the needs of its customers or may incur increased expenses to do so. Vitran cannot assure you that these measures will not have a material adverse effect on Vitran’s business, operations or financial condition.

     An increase in the cost of healthcare benefits in the United States could have a negative impact on Vitran’s profitability.

     Vitran sponsors health insurance for its United States employees, retirees and their dependents through Preferred Provider Organizations, or PPOs, and offers a competitive healthcare program to attract and retain its employees. These benefits comprise a significant portion of its operating expenses. It is possible that healthcare costs could become increasingly cost prohibitive, either forcing Vitran to make changes to its benefits program or negatively impacting its future profitability.

     Difficulty in attracting qualified drivers could adversely affect Vitran’s profitability and ability to grow.

     The freight transportation industry experiences difficulty in attracting and retaining qualified drivers, including owner operators. If the Company is unable to attract drivers and contract with owner operators, Vitran could be required to adjust its compensation package, let trucks sit idle, or operate with fewer owner operators and face difficulties meeting customer demands, all of which could adversely affect Vitran’s growth and profitability.

Available Information

     Vitran makes available free of charge on or through its Web site at www.vitran.com, its annual report on Form 10K, historical quarterly reports and other information releases on Form 6-K. Commencing 2004, Vitran will be filing Form 10-Q for quarterly reports and current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.

ITEM 2— PROPERTIES

     Vitran’s corporate office is located at 185 The West Mall, Suite 701, Toronto, Ontario, Canada, M9C 5L5. The 2,700 square foot office is occupied under a lease terminating in March 2008.

     Each of Vitran’s operating subsidiaries also maintains a head office as well as numerous operating facilities. Vitran has not experienced and do not anticipate difficulties in renewing existing leases on favorable terms or obtaining new facilities as and when required.

     Please see Item 1 “Terminals and Distribution Facilities” on Form 10-K for more information regarding the Company’s properties.

ITEM 3— LEGAL PROCEEDINGS

     Vitran is involved in various legal proceedings and claims that have arisen in the ordinary course of its business that have not been fully adjudicated. Many of these are covered in whole or in part by insurance. The management of Vitran does not believe that these actions, when finally concluded and determined, will have a significant adverse effect upon Vitran’s financial position or results of operations.

ITEM 4— SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

PART II

ITEM 5— MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Description of Share Capital

     Vitran’s authorized capital consists of an unlimited number of Class A Voting shares, Class B Non-Voting shares and first preference shares, issuable in series. At December 31, 2003, there were 12,094,278 Class A Voting shares issued and outstanding and there were no Class B Non-Voting shares or first preference shares issued and outstanding. The holders of the Class A Voting shares are entitled to one vote for each Class A Voting share on all matters voted on at any meetings of Vitran’s shareholders, to any dividends that may be declared by the Company’s board of directors thereon and, in the event of the liquidation, dissolution or winding up of the Company will be entitled to receive the remaining property.

     The Company at the April 21st, 2004 annual meeting of shareholders is requesting shareholder approval to amend its articles, to eliminate from the Company’s authorized capital the Class B Non-Voting shares and the first preference shares so that the authorized capital will consist only of an unlimited number of Class A Voting shares which will be redesignated as Common Shares.

     Vitran’s Class A Voting shares trade on The Toronto Stock Exchange (“TSX®”) and the American Stock Exchange (“AMEX®”) under the symbols: vtn.a and vvn respectively. On February 23, 2004, there were approximately 61 registered holders of the Company’s Class A Voting shares.

     Vitran did not pay any dividends on Class A Voting shares in fiscal 2003 and 2002. The Company ceased paying dividends in December 2001. The board of directors is responsible for determining the Company’s dividend policy and does not intend to declare dividends in the foreseeable future.

     The following table sets forth the high and low bid prices of our common stock for the periods indicated, as reported by the TSX® and the AMEX®:

	TSX			AMEX
Quarter	High	Low	Volume	High	Low	Volume
	(in Canadian dollars)			(in US dollars)
2003
Fourth Quarter	$20.00	$13.90	729,900	$15.00	$10.30	4,356,000
Third Quarter	$14.50	$9.25	2,770,200	$10.75	$7.00	3,351,300
Second Quarter	$9.00	$8.25	1,402,566	$7.00	$5.65	577,600
First Quarter	$9.08	$7.96	1,375,700	$6.00	$5.05	521,000
2002
Fourth Quarter	$8.24	$6.83	77,700	$5.29	$4.55	104,600
Third Quarter	$7.95	$6.07	98,300	$5.12	$3.80	117,000
Second Quarter	$8.20	$4.26	217,100	$5.43	$2.80	179,400
First Quarter	$5.35	$3.25	217,300	$3.48	$1.98	61,800
2001
Fourth Quarter	$3.94	$3.20	765,000	$2.45	$2.00	102,400
Third Quarter	$4.24	$2.99	39,000	$2.95	$2.35	94,600
Second Quarter	$4.75	$3.50	49,500	$3.00	$2.15	172,600
First Quarter	$5.50	$4.00	180,400	$3.63	$2.90	207,900
2000
Fourth Quarter	$6.45	$4.85	158,900	$4.44	$2.63	404,500
Third Quarter	$6.50	$4.90	28,900	$4.56	$3.38	98,200
Second Quarter	$6.00	$4.25	1,039,500	$4.25	$2.91	908,600
First Quarter	$7.25	$4.55	157,800	$5.13	$3.00	554,500

	TSX			AMEX
2003 Monthly	High	Low	Volume	High	Low	Volume
	(in Canadian dollars)			(in US dollars)
December	$20.00	$17.02	76,900	$15.00	$13.01	1,880,200
November	$19.25	$17.25	334,100	$14.80	$13.01	1,004,400
October	$18.62	$13.90	318,900	$14.20	$10.30	1,471,400
September	$14.50	$13.50	809,000	$10.75	$9.95	933,700
August	$13.20	$11.20	1,433,600	$9.78	$8.02	1,301,500
July	$11.50	$9.25	527,600	$8.49	$7.00	1,116,100
June	$9.00	$8.46	565,703	$7.00	$6.16	172,600
May	$8.87	$8.49	803,263	$6.50	$5.88	89,800
April	$8.50	$8.25	33,600	$5.94	$5.65	315,200
March	$8.85	$8.50	37,700	$5.92	$5.70	343,000
February	$9.03	$8.50	232,700	$5.95	$5.67	88,100
January	$9.08	$7.96	1,105,300	$5.90	$5.07	89,900

Stock Option Plan

     Vitran maintains a stock option to assist in attracting, retaining and motivating its directors, officers and employees. The details of the authorized stock option plans are described in Note 7 of the Consolidated Financial Statements. Proposed amendments to the existing stock option plan are described in Company’s proxy statement for the 2004 Annual Meeting of its Shareholders, reference to which is hereby made, and the information therein is incorporated herein by reference.

Use of Proceeds

     In December of 2003 Vitran, together with the lead underwriting firm, Avondale Partners, issued 2,300,000 Class A Voting common shares for gross proceeds of $31.6 million in a public offering. Commissions to the underwriters amounted to $1.6 million and other expenses of the offering amounted to $0.6 million resulting in net proceeds of $29.4 million. As of December 31, 2003, it is still the intention of Vitran’s management to use the net proceeds from the public offering to fund possible future acquisitions, capital expenditures and repay amounts outstanding under credit facilities.

Transfer Agents

Computershare Trust Company of Canada	Montreal, Toronto	Canada
Computershare Trust Company Inc.	Denver	United States

ITEM 6— SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with the consolidated financial statements and notes under Item 8 of this Form 10-K. For a summary of quarterly financial data for fiscal 2003 and 2002 please see the Supplemental Schedule of Quarterly Financial Information included in the 2003 Annual Report. For a summary of measurement and disclosure differences between Canadian United States accounting policies please see Note 14 to the Consolidated Financial Statements. Please note that there is no a difference in Vitran’s 2003 reported net income under Canadian and U.S. GAAP.

Selected Financial Data

Year	2003	2002	2001	2000	1999
	(Thousands of dollars, except per share amounts)
Statements of Income
Revenue	$331,826	$303,595	$310,477	$323,223	$312,616
Income from continuing operations before depreciation expense (1)	20,444	18,106	14,662	23,419	22,593
Income from continuing operations before depreciation expense as a percentage of revenue	6.2%	6.0%	4.7%	7.2%	7.2%
Income from continuing operations	14,950	12,798	8,310	16,514	15,822
Income from operations as a percentage of revenue	4.5%	4.2%	2.7%	5.1%	5.1%
Interest expense, net	1,320	3,289	3,833	4,859	5,054
Loss on sale of capital assets	136	289	724	673	178
Income from continuing operations before income taxes, minority interest and amortization of goodwill	13,494	9,220	3,753	10,982	10,590
Net income from continuing operations	10,336	6,938	2,335	6,665	6,021

Net income (loss) on discontinued operations, net of tax	—	—	(3,696)	(278)	342

Net income (loss)	$10,336	$6,938	$(1,361)	$6,387	$6,363

Earnings per share basic:
Net income from continuing operations	$1.07	$0.72	$0.24	$0.67	$0.61
Net income (loss)	1.07	0.72	(0.14)	0.65	0.64
Weighted average number of shares	9,684,901	9,691,041	9,859,296	9,894,727	9,919,209
Earnings per share diluted
Net income from continuing operations	$1.01	$0.71	$0.24	$0.67	$0.59
Net income (loss)	1.01	0.71	(0.14)	0.65	0.62
Weighted average number of shares	10,263,211	9,784,066	9,859,296	9,894,727	10,191,879
Dividends per share Cdn $	Nil	Nil	$0.035	$0.070	$0.070
Balance Sheets
Assets:
Current assets	$85,046	$46,746	$52,537	$54,165	$47.016
Property and equipment, net	35,102	30,787	32,032	39,434	42,598
Goodwill, net	44,865	43,869	46,874	48,653	50,355

Total assets	$165,013	$121,402	$131,443	$142,252	$139,969

Liabilities and Stockholders’ Equity:
Current liabilities	$46,412	$36,061	$37,993	$43,515	$38,426
Long-term debt	17,931	30,504	40,013	40,341	47,565
Other non-current liabilities	2,952	2,767	3,602	4,184	4,576
Minority interest	Nil	Nil	Nil	397	447
Total stockholders’ equity	$97,135	$52,070	$49,836	$53,356	$48,955
Total commitments under operating lease	$48,138	$57,475	$56,338	$53,907	$45,984

Year	2003	2002	2001	2000	1999
	(Thousands of dollars, except per share amounts)
Operating Ratios (2)
Total company	95.5%	95.8%	97.3%	94.9%	94.9%
Less-than-truckload	94.3%	94.6%	96.4%	93.5%	93.6%
Logistics	96.1%	96.5%	99.8%	98.7%	98.9%
Truckload	98.0%	97.4%	97.0%	94.9%	92.8%
Operating Statistics (LTL business units)
Canadian LTL (in Canadian Dollars)
Revenue	$157,737	$143,263	$137,907	$136,354	$130,870
Number of shipments (3)	885,010	823,661	808,803	842,953	807,611
Weight (000’s of lbs) (4)	1,695,205	1,589,269	1,636,934	1.788,598	1,790,862
Revenue per shipment (5)	$178.23	$173.93	$170.51	$161.76	$162.05
Revenue per hundredweight (6)	$9.30	$9.01	$8.42	$7.62	$7.31
us ltl
Revenue	$156,230	$150,525	$153,257	$161,344	$145,775
Number of shipments (3)	1,426,925	1,414,458	1,396,438	1,463,209	1,350,425
Weight (000’s of lbs) (4)	1,985,778	1,946,734	1,845,192	1,957,522	1,806,688
Revenue per shipment (5)	$109.49	$106.42	$109.75	$110.27	$107.95
Revenue per hundredweight (6)	$7.87	$7.73	$8.31	$8.24	$8.07

(1)	Income from continuing operations before depreciation expense (“EBITD”) is a non-GAAP financial measure which does not have any standardized meaning prescribed by GAAP. EBITD represents net income from continuing operations, plus amortization of goodwill, minus minority interest, plus (minus) income tax expense (benefit), plus net interest expense, plus loss on sale of fixed assets and plus depreciation. The Company believes EBITD is useful in evaluating its operating performance compared to that of other companies in its industry, as the calculation of EBITD eliminates the effects of financing, income taxes and the accounting effects of capital spending, which items may vary for different companies for reasons unrelated to overall operating performance. When analyzing its operating performance, however, investors should use EBITD in addition to, not as an alternative for, income from operations and net income, as those items are defined by GAAP. Investors should also note that the Company’s presentation of EBITD may not be comparable to similarly titled measures used by other companies. EBITD is reconciled to net income as follows:

	Year ended December 31,
	2003	2002	2001	2000	1999
Net income from continuing operations	$10,336	$6,938	$2,335	$6,665	$6,021
Amortization of goodwill	—	—	1,350	1,211	1,707
Minority interest	—	—	(85)	(33)	4
Income tax expense	3,158	2,282	(153)	3,139	2,858
Interest expense, net	1,320	3,289	3,833	4,859	5,504
Loss on sale of fixed assets	136	289	724	673	178
Depreciation	5,494	5,308	6,352	6,905	6,772
EBITD	$20,444	$18,106	$14,662	$23,419	$22,593

(2)	Operating ratio (“OR”) is a non-GAAP financial measure which does not have any standardized meaning prescribed by GAAP. OR is the sum of operating expenses, selling, general and administrative expenses and depreciation expense, divided by revenue. Although OR is not a recognized financial measure defined by GAAP, it is a widely recognized measure in the transportation industry which the Company believes provides a comparable benchmark for evaluating its performance compared to its competitors. Investors should also note that the Company’s presentation of OR may not be comparable to similarly titled measures by other companies. OR is calculated as follows:

	Year ended December 31,
	2003	2002	2001	2000	1999
Operating expenses	$282,016	$254,405	$263,524	$268,131	$257,471
Selling, general and administrative expenses	29,366	31,084	32,291	31,673	32,552
Depreciation expense	5,494	5,308	6,352	6,905	6,772
	$316,876	$290,797	$302,167	$306,709	$296,795

Revenue	$331,826	$303,595	$310,477	$323.223	$312,616

Operating ratio (“OR”)	95.5%	95.8%	97.3%	94.9%	94.9%

(3)	A shipment is a single movement of goods from a point of origin to its final destination as described on a bill of lading document.

(4)	Weight represents the total pounds shipped by each LTL business unit.

(5)	Revenue per shipment represents revenue divided by the number of shipments.

(6)	Revenue per hundredweight is the price obtained for transporting 100 pounds of LTL freight from point to point, calculated by dividing the revenue for an LTL shipment by the hundredweight (weight in pounds divided by 100) for a shipment.

ITEM 7— MANAGEMENT DISCUSSION AND ANALYSIS

Forward-Looking Statements: This Annual Report contains forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995 concerning Vitran Corporation Inc.’s business, operations, and financial performance and condition. When used in this Annual Report, the words “believe”, “anticipate”, “intend”, “estimate”, “expect”, “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such words. These forward-looking statements are based on current expectations and are naturally subject to uncertainty and changes in circumstances that may cause actual results to differ materially from those expressed or implied by such forward-looking statements. Factors that may cause such differences include but are not limited to technological change, regulatory change, the general health of the economy and competitive factors. More detailed information about these and other factors is included in this Annual Report and the Company’s Form 10K in respect of 2003. Many of these factors are beyond the Company’s control; therefore, future events may vary substantially from what the Company currently foresees. You should not place undue reliance on such forward-looking statements. Vitran Corporation Inc. is under no obligation to update or alter such forward-looking statements whether as a result of new information, future events or otherwise. Unless otherwise indicated all dollar references herein are in U.S. dollars. The Company’s Annual Information Form on Form 10K, as well all the Company’s other required filings, may be obtained from the Company at www.vitran.com or from www.sedar.com or from www.sec.gov.

Overview

     The 2003 fiscal year proved to be another successful year for Vitran with record profitability despite a number of adverse factors. These included harsh winter weather, the third quarter power black out in the eastern U.S. and central Canada, and a tepid freight environment that persisted for most of the year. From an operating perspective management maintained its focus on efficiency programs, asset utilization and cost control throughout the Company. The LTL segment improved yield measures and continued to grow its cross-border activity. The Logistics segment launched a new 80,000 square foot distribution facility and added another significant multi-year distribution contract. The Truckload segment, although behind 2002, showed positive momentum in the fourth quarter of 2003 as volume gains were achieved. As a result of the above measures and activities, the consolidated operating ratio improved from 95.8% in 2002 to 95.5% in 2003. See footnote 2 on page 18 for a description of operating ratio.

     The improved operating results, combined with the lowest debt levels in five years, lower interest rates, and reduced spreads on borrowings, contributed to an all-time high earnings per share and market value for the Company’s shareholders. Earnings per share basic improved to $1.07 from $0.72 while the Company’s stock reached a high of $15.00 per share on the American Stock Exchange. The Company raised gross proceeds of $31.6 million in share capital from an underwritten public offering completed in December of 2003.

     Subsequent to the equity offering, the number of the Company’s U.S. shareholders exceeded 50% of the total number of the Company’s shareholders and Vitran ceased to be a foreign private issuer under U.S. securities laws. Accordingly, Vitran is required to file U.S. domestic issuer forms in compliance with its U.S. reporting obligations. Given the increased number of its U.S. shareholders and the fact that over 60.5% of Vitran’s business is U.S. based, the Company elected to change its reporting currency from Canadian dollars to U.S. dollars. As well, the Company’s annual financial statements in respect of 2003 contain a reconciliation of Canadian GAAP to United States GAAP to reflect its new status as a U.S. domestic filer. See note 14 to the Consolidated Financial Statements.

     Since the Company now reports in U.S. dollars, foreign exchange fluctuations impact the reported results of Canadian dollar denominated business units. As a result of the strengthening Canadian dollar, which moved from an average exchange rate of Cdn $1.57 for each $1.00 in 2002 to Cdn $1.39 for each $1.00 in 2003, translated Canadian dollar denominated revenue was positively impacted by $15.4 million and translated Canadian dollar income from operations was positively impacted by $1.2 million. See note 1(b) to the Consolidated Financial Statements.

2003 Compared to 2002

Consolidated Results

     The following table summarizes the Consolidated Statements of Income for the three years ended December 31:

(in thousands)	2003	2002	2001	2003 vs 2002	2002 vs 2001
Revenue	$331,826	$303,595	$310,477	9.3%	(2.2%)
Income from continuing operations	14,950	12,798	8,310	16.8%	54.0%
Interest on long-term debt	1,346	3,369	3,978	(60.0%)	(15.3%)
Net income from continuing operations	10,336	6,938	2,335	49.0%	197.1%
Net income from discontinued operations	Nil	Nil	(3,696)	—	—
Net Income	10,336	6,938	(1,361)	49.0%	610%
Operating Ratio	95.5%	95.8%	97.3%

     Revenue increased 9.3% to $331.8 million in 2003 from $303.6 million in 2002. Revenue in the LTL segment and Logistics segment increased 11.7% and 3.5% respectively, contributing to the consolidated improvement in revenue, despite a lacklustre economy for most of the year. Offsetting this progress was a 3.0% decline in revenue in the Truckload segment.

     Income from operations rose by 16.8% from $12.8 million in 2002 to $15.0 million in 2003 driven by the improvement in revenue as well as operating improvements. Ongoing cost controls and the reduction of discretionary spending also contributed to improved operating income. In 2003, Vitran recorded foreign exchange gains totalling $0.4 million from the repatriation of capital from a foreign subsidiary and from the sale of proceeds from the equity offering. The Company’s 2002 results include foreign exchange gains of $0.6 million offset by the one-time special retirement bonus of $0.6 million to the founding President and Chief Executive Officer. The net impact of the items discussed above was that the consolidated operating ratio for 2003 improved to 95.5% compared to 95.8% in 2002.

     Interest expense net of interest income was $1.3 million in 2003 compared to $3.3 million in 2002. The decline is attributable to the Company repaying $11.4 million of its outstanding debt obligations and a 50-basis-point reduction in interest rate spreads due to the Company meeting certain debt obligations in 2003. As well, the Company’s 8.95% fixed interest rate swap expired on January 26, 2003 and was not renewed. Accordingly, all of the Company’s borrowings were at floating interest rates based on LIBOR.

     Income tax expense in 2003 was $3.2 million compared to $2.3 million in 2002, reflecting higher profitability in 2003. The effective tax rate, however, was lower in 2003 than in 2002 resulting from declines in statutory rates as well as a higher proportion of income being earned in lower tax jurisdictions.

     Net income improved by 49.0% to $10.3 million in 2003 compared to $6.9 million in 2002. This resulted in record earnings of $1.07 per share basic and $1.01 per share diluted in 2003, compared to $0.72 per share basic and $0.71 per share diluted in 2002. The weighted average number of shares for 2003 was similar to 2002 at 9.7 million; however the diluted number of shares increased to 10.3 million in 2003 compared to 9.8 in 2002. The increase is primarily attributable to the significant increase in the market price of the Company stock compared to the average historical price of the Company’s stock options. As at December 31, 2003 all outstanding stock options were in the money.

Segmented Results

Less-Than-Truckload (LTL)

     The table below provides summary information for the LTL segment for the three years ended December 31:

(in thousands)	2003	2002	2001	2003 vs 2002	2002 vs 2001
Revenue	$270,189	$241,916	$242,074	11.7%	0.01%
Income from operations	15,440	13,051	8,762	18.3%	49.0%
Operating ratio	94.3%	94.6%	96.4%

     In spite of the continued lackluster performance of the North American economy, revenue at the LTL segment increased from $241.9 million in 2002 to $270.2 million in 2003, of which $13.4 million resulted from the strengthening Canadian dollar. Of particular note was the 30.3% growth in the LTL transborder activity during 2003. This is an important part of Vitran’s business because it provides the opportunity to add significant value to customers and, accordingly, is the Company’s highest margin business. The LTL segment’s operating ratio improved to 94.3% in 2003 from 94.6% in 2002. Improvements were demonstrated in both the Canadian LTL and U.S. LTL business units. The continuing effect of fuel price pressures in 2003 was successfully offset by the Company’s ability to pass through fuel price increases to its customers.

     The Canadian LTL business unit achieved superior performance in 2003, improving both revenue and operating ratio year-over-year. Revenue increases were recorded in all four lines of business, being national, regional, expedited and, most notably, the transborder offering. Shipments, tonnage and revenue per hundredweight increased 7.4%, 6.7%, and 3.2% respectively, largely as a result of market share gains. The stronger revenue and yield led to an improved operating ratio and offset increased costs generated by significant changes in the business unit’s major third party linehaul supplier.

     The U.S. LTL business unit also surpassed its 2002 results and posted improvements in both revenue and operating ratio for 2003. In addition to terminal rationalization and linehaul optimization programs that yielded a 4.4% reduction in pick-up and delivery expenses, increases in shipments, tonnage and revenue per hundredweight of 1.0%, 2.0%, and 1.8% respectively, bolstered income from operations for 2003. However, these achievements were partially offset by increases in insurance and workers’ compensation expenses in 2003.

Logistics

     The table below provides summary information for the Logistics segment for the three years ended December 31:

(in thousands)	2003	2002	2001	2003 vs 2002	2002 vs 2001
Revenue	$28,642	$27,665	$36,539	3.5%	(24.3%)
Income from operations	1,111	955	64	16.3%	1,392.2%
Operating ratio	96.1%	96.5%	99.8%

     Revenues for the Logistics segment were up 3.5% for 2003, and operating ratio improved to 96.1% in 2003 from 96.5% in 2002. Revenue increases at the Logistics business unit were attributable to the increased occupancy at the new 80,000 square foot distribution facility in Canada and the addition of a new five-year contract with a major Canadian shoe retailer. These results were tempered by a 37.7% reduction of revenue at the U.S. Freight Brokerage business unit. This reduction is the result of the program that was initiated in 2002 and completed in the third quarter of 2003 to eliminate customers providing inadequate profitability.

Truckload (TL)

     The table below provides summary information for the TL segment for the three years ended December 31:

(in thousands)	2003	2002	2001	2003 vs 2002	2002 vs 2001
Revenue	$32,995	$34,014	$31,864	(3.0%)	6.7%
Income from operations	657	885	971	(25.8%)	(8.9%)
Operating ratio	98.0%	97.4%	97.0%

     Revenue for the Truckload segment declined 3.0% to $33.0 million in 2003 from $34.0 million in 2002. While the Truckload segment successfully increased revenue per mile by 2.9% in 2003, overall volumes declined due to the sluggish mid-west manufacturing sector and the plant relocation of a significant customer. Consolidated shipments declined 8.4% in 2003, which had a negative impact on profitability, and the operating ratio increased to 98.0% in 2003 from 97.4% in 2002.

2002 Compared to 2001

Consolidated Results

     Revenue from continuing operations decreased 2.2% to $303.6 million in 2002 from $310.5 million in 2001. This is partly due to the continued subdued North American economic environment, particularly in the United States, but is mainly a result of reduced revenue at the Logistics segment where the Freight Brokerage business unit has been merged with Vitran Logistics and restructured to focus on profitable long-term business.

     Income from continuing operations improved by 54.0% from $8.3 million in 2001 to $12.8 million in 2002. Operating efficiencies were achieved throughout the Company, but the largest improvements were recorded in the U.S. LTL and Logistics business units. Redundancies eliminated by merging the Freight Brokerage business unit and cost-cutting programs put in place at the U.S. LTL business unit contributed to the reduction in costs. Foreign exchange gains of $0.6 million were generated on the repatriation of capital from a foreign subsidiary both in 2002 and in 2001. Expenses in 2002 were also $0.6 million higher than in 2001 due to the one-time special retirement bonus to the founding President and Chief Executive Officer. Depreciation expense as a percentage of revenue was 1.7% for 2002 compared to 2.0% for 2001 due to the continued reduction of older redundant equipment and improved asset utilization. As a result of the operating improvements, the consolidated operating ratio improved to 95.8% in 2002 from 97.3% in 2001.

     Interest expense, net of interest income, was $3.3 million for 2002 compared to $3.8 million for 2001. The decline is attributable to the Company making its final payment of $5.7 million on its 9.04% senior notes and further reducing its other debt obligations by $6.8 million during 2002. In addition, the Company met certain financial covenants that reduced its interest rate on floating rate debt by 50 basis points during 2002.

     Income tax expense for the year was $2.3 million in 2002 compared to $0.2 million in 2001, reflecting improved profitability.

     Net income was $6.9 million in 2002, yielding $0.72 earnings per share basic compared to a net loss of $1.4 million in 2001 and $0.14 loss per share basic. On a diluted share basis, net income yielded earnings of $0.71 per share diluted in 2002 compared to a loss of $0.14 per share diluted in 2001. The 2001 results include a net loss of $3.7 million on the sale of the Company’s non-core environmental business. The weighted average number of shares outstanding decreased from 9.9 million in 2001 to 9.7 million in 2002 as a result of the repurchase of 298,100 shares for cancellation. From a continuing operations perspective, net income increased by 197.1% to $6.9 million for 2002 compared to $2.3 million for 2001. This improvement is even more noteworthy given the unfavourable economic conditions under which it was achieved.

Segmented Results

Less-Than-Truckload (LTL)

     Notwithstanding the sluggish North American economy, revenue at the LTL segment only was in line with 2001 at $241.9 million in 2002. The income from operations, however, increased significantly by 49.0% to $13.1 million in 2002 due to operating efficiencies achieved in both Canada and the U.S., but more particularly at the U.S. LTL business unit. Fuel price pressure that persisted throughout 2002 was offset by the Company’s ability to pass through fuel price increases to its customers.

     The Canadian LTL business unit continued its stalwart performance in 2002 compared to 2001, improving both revenue and operating ratio year over year. Revenue and income from operations gains were most notable in the expedited and cross-border markets, offset slightly by declines in the national market. However, the national business finished strongly in the fourth quarter of 2002 with the addition of new customers. Another notable achievement was yield improvement, where revenue per hundredweight improved by 8.5%.

     Revenue at the U.S. LTL business unit of $150.5 million in 2002 was essentially in line with the 2001 figure of $153.3 million. While revenue per hundredweight declined by 6.5%, tonnage and shipments increased by 5.5% and 1.3%, respectively, in 2002. Operating initiatives have led to improved earnings momentum, and the U.S. LTL business unit more than doubled income from operations in 2002. The most significant improvements were a 19.3% reduction in maintenance, a 9.6% reduction in claims expense and other initiatives that reduced total SG&A by 10.0% for 2002 compared to 2001. The improvement in earnings has been achieved not only under difficult economic conditions, but also in the face of significantly rising liability insurance and health care costs.

Logistics

     Revenues for the Logistics segment were down 24.3% in 2002, primarily the result of a 30.3% reduction of revenue at the Freight Brokerage business unit. This reduction resulted from the redesign of the business model whereby all management and information systems were integrated under a common umbrella and unprofitable customer relationships were discontinued. As a result of the success of these initiatives and the continued superior performance at the rest of the Logistics segment, the operating ratio improved from 99.8% in 2001 to 96.5% in 2002, and income from operations increased dramatically from $0.1 million in 2001 to $1.0 million in 2002.

Truckload (TL)

     Revenue for the TL segment increased in 2002 by 6.7% to $34.0 million from $31.9 million in 2001. Significant growth was achieved at the southern region but was somewhat offset by a competitive market in the northern region with overall revenue per trailer increasing 6.8% yearoveryear. Income from operations declined 8.9% in 2002 compared to 2001, primarily due to a 92.9% increase in liability insurance and 114.2% increase in health care insurance. These large increases were somewhat offset by operating efficiency gains in trailer utilization, reduced empty miles driven, and driver safety programs.

GENERAL RISKS AND UNCERTAINTIES

     The Company is exposed to a number of general risks and uncertainties that could impact the results.

     The Company’s business is sensitive to general economic conditions and seasonal fluctuations, although these factors are mitigated somewhat by the variable nature of many of the Company’s costs. In the trucking industry for a typical year, the months of September and October usually have the highest business levels, while the months of December, January and February generally have the lowest business levels. Adverse weather conditions, generally experienced in the first quarter of the year, such as heavy snow and ice storms, have a negative impact on operating results. Accordingly revenue and profitability are generally lowest in the first quarter

     The Company’s exposure to credit risk is not significant as it is not dependent on any particular industry or customer. The Company’s single largest customer accounted for 1.5% of revenue in 2003.

     Labor represents Vitran’s most significant cost and key to service quality. The Company has a history of positive labor relations that will continue to be important to future success. Approximately 5.8% of the Company’s labor force is represented by unions.

     While diesel fuel expenses represent an important cost component to Vitran, the extensive use of owner/operators and the ability to share significant fuel increases with customers reduces this risk.

     Measures taken by the U.S. and Canadian governments to enhance regulations and strengthen border security could impact service levels. Vitran’s cross-border activity represented approximately 5.5% of the LTL segment revenue in 2003 and the Company has responded to the new requirements to ensure compliance and safety without jeopardizing the quality of service.

     The Company is exposed to interest rate risk at December 31, 2003 as its entire debt portfolio bears interest at floating rates. In the past, management has used fixed interest rate instruments to mitigate the exposure to fluctuations in interest rates and on an ongoing basis continues to evaluate the Company’s need to fix interest rates.

     The Company has exposure to foreign currency risk as fluctuations in the U.S. dollar against the Canadian dollar can impact the financial results of the Company. Management has designated the Company’s $26.1 million of U.S. denominated long-term debt as a hedge to the foreign currency exposure generated by the Company’s U.S. operations. The Company’s Canadian operations realize foreign exchange gains and losses on the U.S. dollar revenue generated against expenses denominated in Canadian dollars. Furthermore, the Company reports its results in U.S. dollars thereby exposing the results of the Company’s Canadian operations to foreign currency fluctuations.

LIQUIDITY AND CAPITAL RESOURCES

     In 2003 the Company demonstrated improved cash flow, reducing interest-bearing debt and raising additional proceeds from an equity offering. As well, the Company amended its existing credit agreement. Under the amended credit agreement, the available revolving credit facility was increased from Cdn $10.0 million to Cdn $25.0 million, and the term facility was extended six months to August 31, 2006.

     Cash flow from continuing operations before working capital changes for the year increased to $15.4 million in 2003 compared to $12.0 million in 2002 due primarily to the increase in net income. Non-cash working capital changes generated $3.3 million in 2003 compared to $4.1 million in 2002. While accounts receivable increased in the current year due to higher revenue, this was more than offset by increases in accounts payable and income taxes payable. LTL revenue for the month of December 2003 exceeded LTL revenue for the month of December 2002 and corresponding accounts receivable increased.

     Interest-bearing debt decreased to $26.2 million at the end of 2003 from $37.5 million at the end of 2002. The interest-bearing debt is comprised of $26.1 million drawn under the term bank credit facility and a capital lease of $0.1 million. During the year the Company repaid $11.4 million of interest-bearing debt. At December 31, 2003, the Company had Cdn $21.6 million of unused credit facilities.

     In December 2003, the Company issued and sold, in an underwritten public offering, 2,300,000 shares of Class A Voting stock in consideration for net proceeds of $29.4 million. The proceeds of the offering are to be used to fund possible future acquisitions and capital expenditures and may be used to repay amounts outstanding under the Company’s credit facilities.

     At December 31, 2003, the Company had $12.4 million of cash on hand as well as Cdn $35.0 million invested in redeemable shares of a mutual fund corporation. The shares of the mutual fund corporation track the underlying investment of money market mutual fund that invest in highly rated government securities, treasury bills and investment grade commercial paper. The investment provides certain tax advantages and is redeemable at any time at the option of the Company.

     Capital expenditures amounted to $6.9 million for 2003 and were funded out of operating cash flows of the Company. The table below sets forth the Company’s capital expenditures for the years ended December 31, 2003, 2002 and 2001.

	Year Ended December 31,
(in thousands of dollars)	2003	2002	2001
Real estate and buildings	$359	$2,349	$1,290
Tractors	520	726	44
Trailing fleet	4,488	483	52
Information technology	896	464	1,250
Leasehold improvements	77	241	283
Other equipment	555	335	679

Total	$6,895	$4,598	$3,598

     Management estimates that cash capital expenditures for 2004 will be between $8.0 million and $10.0 million, the majority of which will be for tractors and trailers. The Company also anticipates entering into operating leases to fund the acquisition of equipment with a capital cost of between $7.3 and $9.3 million.

     The Company has contractual obligations that include long-term debt consisting of a term debt facility, capital leases for operating equipment in the Logistics segment and off-balance sheet operating leases primarily consisting of tractor, trailing fleet and real estate leases. Operating leases form an integral part of the Company’s financial structure and operating methodology as they provide an alternative cost effective and flexible form of financing. The following table summarizes our significant contractual obligations and commercial commitments as of December 31, 2003:

(in thousands of dollars)	Payments due by period
Contractual Obligations	Total	2004	2005 & 2006	2007 & 2008	Thereafter
Long-term debt	$26,122	$8,287	$17,835	$Nil	$Nil
Capital lease obligations	122	26	58	38	Nil

Sub-total	26,244	8,313	17,893	38	Nil
Off-balance sheet commitments
Operating leases	48,580	15,429	20,057	9,371	3,723

Total contractual obligations	$74,824	$23,742	$37,950	$9,409	$3,723

     In addition to the above noted contractual obligations, the Company, as at December 31, 2003, utilized the revolving credit facility for a standby letter of credit of $2.6 million expiring in November 2004. The letter of credit is used as collateral for self-insured retention of insurance claims.

     A significant decrease in demand for our services could limit the Company’s ability to generate cash flow and affect its profitability. The Company’s credit agreement contains covenants that require the Company to achieve stated levels of financial performance, which if not achieved could cause an acceleration of the payment schedules. Management does not anticipate a significant decline in business levels or financial performance and expects that existing working capital, together with available revolving facilities, is sufficient to fund operating and capital requirements in 2004 as well as service the contractual obligations.

OUTLOOK

     The Company made significant achievements in 2003, resulting in record net earnings. The Company raised net proceeds of $29.4 million from a public offering to be used to fund possible future acquisitions and may be used to repay amounts outstanding under the Company’s credit facilities. Vitran’s objective is to acquire an LTL operation in a new regional market contiguous to the existing network.

     Management intends to maintain its focus on the LTL transborder business with a view to achieving double-digit year-over-year revenue growth. The Canadian LTL business unit will endeavour to further develop revenue and yield achievements made in 2003 and focus on improving third party linehaul efficiency activities. Management will evaluate the need to change certain linehaul activities to Company-controlled rolling stock in order to improve the operating ratio.

     The U.S. business unit plans to execute sales initiatives that will increase revenue and density throughout the operation without negatively impacting yield and on-time delivery performance. Furthermore, focus will be on linehaul efficiency and dock operations with the objective of further reducing claims expense in 2004.

     The Logistics segment will continue to concentrate on gaining new profitable business that also utilizes the services of the Company’s LTL infrastructure.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The Company prepares its financial statements in accordance with generally accepted accounting principles (GAAP) in Canada together with a reconciliation to United States GAAP, as disclosed in note 14 to the Consolidated Financial Statements.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Significant accounting policies and methods used in preparation of the financial statements are described in note 1 to the Consolidated Financial Statements. The Company evaluates its estimates and assumptions on a regular basis, based on historical experience and other relevant factors. Significant estimates are used in determining, but not limited to, the allowance for doubtful accounts, income tax valuation allowances and the fair value of reporting units for purposes of goodwill impairment tests. Actual results could differ materially from those estimates and assumptions.

Revenue Recognition

     The Company’s Less-than-Truckload and truckload business units and Freight Brokerage operations recognize revenue and direct shipment costs upon the delivery of the related freight. Revenue for the Logistics operations is recognized as the management services are provided.

Allowance for Doubtful Accounts

     The Company records an allowance for doubtful accounts related to accounts receivable that may potentially be impaired. The allowance is based on the Company’s knowledge of the financial condition of its customers, the aging of the receivables, current business environment, customer and industry concentrations, and historical experience. A change to these factors could impact the estimated allowance and the provision for bad debts recorded in selling, general and administrative expenses.

Income Tax Valuation Allowance

     The Company records a valuation allowance against future income tax assets generated when management believes it is more likely than not that some portion or all of the future income tax assets will not be realized. Management considers such factors as projected future taxable income and tax planning strategies. A change to these factors could impact the estimated valuation allowance and income tax expense.

Claims and Insurance Accruals

     Claims and insurance accruals reflect the estimated ultimate total cost of claims, including amounts for claims incurred but not reported, for cargo loss and damage, bodily injury and property damage, workers’ compensation, long-term disability and group health. In establishing these accrued expenses, management evaluates and monitors each claim individually, and uses factors such as historical experience, known trends and third party estimates to determine the appropriate reserves for potential liability. Changes in severity of previously reported claims, significant changes in the medical costs and legislative changes affecting the administration of the plans could significantly impact the determination of appropriate reserves in future periods.

Goodwill

     The Company performs its annual goodwill impairment tests in the third quarter of each year and, more frequently, if events or changes in circumstances indicate that an impairment loss may have incurred. Impairment is tested at the reporting unit level by comparing the reporting unit’s carrying amount to its fair value. The process of determining fair values is subjective and requires management to exercise judgment in making assumptions about future results, including revenue and cash flow projections at the reporting unit level. As at September 30, 2003, Vitran completed its annual goodwill impairment test and concluded that there was no impairment. Future goodwill impairment tests may result in impairment charges.

Changes in Accounting Policy

Foreign currency translation:

     The Company has the option to report its Consolidated Financial Statements in Canadian dollars or U.S. dollars; however effective December 31, 2003, the Company elected to change its reporting currency to U.S. dollars. The change in accounting policy is a result of the majority of the Company’s shareholders, customers and industry analysts being located in the United States. For reporting purposes, the Canadian operations are translated into United States dollars using the current rate method. Under this method, all assets and liabilities are translated at the year-end rate of exchange and all revenue and expense items are translated at the average rate of exchange for the year. The resulting translation adjustment is recorded as a separate component of shareholders’ equity. The Company restated prior year comparative balances to reflect the change in accounting policy.

Stock based compensation:

     The CICA Accounting Standards Board has amended CICA Handbook Section 3870, Stock-based Compensation and Other Stock-based Payments to require entities to account for stock options granted to employees and directors using the fair value based method, beginning January 1, 2004. Under the fair value based method, compensation cost is measured at fair value at the date of grant and is expensed over the award’s vesting period. In accordance with one of the transitional options permitted under amended CICA Handbook Section 3870, the Company has prospectively applied the fair value based method to all stock options granted on or after January 1, 2003.

     In December of 2002, the FASB issued Statement No. 148, Accounting for Stock-based Compensation – Transition and Disclosure, an amendment of FASB SFAS No. 123, Accounting for Stock-based Compensation, to provide alternative methods of transition for change to the fair value method of accounting for stock-based employee compensation. In accordance with one of the transitional options permitted under amended FASB 148, the Company has prospectively applied the fair value based method to all stock options granted on or after January 1, 2003. Had the Company not elected the prospective option in 2003 according to FASB 148, the Company would have had to apply the fair value method retroactive to January 1, 1995 for fiscal year end December 31, 2004. The Company did not grant any stock options in 2003.

RELATED PARTIES

     Carl Cook, one of the directors of the Company, leases a terminal to Vitran’s U.S. Truckload operation at market rates. Lease expense for this terminal amounted to $76,800 in 2003. The lease expires in December of 2004.

ITEM 7a— QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

     The Company is exposed to the impact of interest rate changes. The Company’s exposure to changes in interest rates is limited to borrowings under the revolving credit facility and the term bank facility that have variable interest rates tied to the LIBOR rate. The weighted-average annual interest rate on borrowings under this revolving credit facility was 2.9% in 2003. The revolving credit facility was repaid in the fourth quarter of 2003. The term bank credit facility of $26.1 million had a weighted-average annual interest rate on borrowings of 3.47% in 2003. We estimate that the fair value of the term credit facility approximates the carrying value.

(in thousands of dollars)	Payments due by period
Long-term debt	Total	2004	2005&2006	2007&2008	Thereafter
Variable Rate
Term bank facility	$26,122	$8,287	$17,835	$Nil	$Nil
Average interest rate	3.47%	3.47%	3.47%
Fixed Rate
Capital lease obligation	122	26	58	38	Nil
Average interest rate	6.79%	6.79%	6.79%	6.79%

Total	$26,244	$8,313	$17,893	$38	$Nil

     In addition to the information disclosed above, further information required by Item 7A of Form 10-K appears in Item 7 of this report under the headings “Liquidity and Capital Resources” and “General Risks and Uncertainties”.

ITEM 8— FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Consolidated Balance Sheets as at December 31, 2003, and 2002 and the Consolidated Statements of Income, Retained Earnings and Cash Flow for the years ended December 31, 2003, 2002, and 2001, reported on by KPMG LLP, Chartered Accountants. These statements are prepared in accordance with generally accepted accounting principles (“GAAP”) in Canada and in the United States. A reconciliation of the differences between Canadian and U.S. GAAP is included on Note 14 to the financial statements.

AUDITORS’ REPORT TO THE SHAREHOLDERS

We have audited the consolidated balance sheets of Vitran Corporation Inc. as at December 31, 2003 and 2002 and the consolidated statements of income, retained earnings and cash flows for each of the years in the three-year period ended December 31, 2003. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with Canadian generally accepted auditing standards and United States generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Corporation as at December 31, 2003 and 2002 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2003 in accordance with Canadian generally accepted accounting principles.

Chartered Accountants

Toronto, Canada
January 30, 2004

VITRAN CORPORATION INC.
 Consolidated Balance Sheets
(Amounts in thousands of United States dollars)

December 31, 2003 and 2002

	2003	2002
Assets
Current assets:
Cash and cash equivalents	$12,417	$8,002
Marketable securities (note 3)	26,996	—
Accounts receivable	35,685	29,632
Inventory, deposits and prepaid expenses	5,847	6,195
Future income tax assets (note 6)	4,101	2,917

	85,046	46,746
Capital assets (note 4)	35,102	30,787
Goodwill	44,865	43,869

	$165,013	$121,402

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$34,092	$27,314
Income and other taxes payable	4,007	1,741
Current portion of long-term debt (note 5)	8,313	7,006

	46,412	36,061
Long-term debt (note 5)	17,931	30,504
Future income tax liabilities (note 6)	2,715	2,767
Shareholders’ equity:
Capital stock (note 7)	59,358	27,857
Retained earnings	40,029	30,044
Cumulative translation adjustment (note 8)	(1,432)	(5,831)

	97,955	52,070

	$165,013	$121,402

Lease commitments (note 11)
Contingent liabilities (note 12)

On behalf of the Board:

Director	Director

See accompanying notes to consolidated financial statements.

VITRAN CORPORATION INC.
 Consolidated Statements of Income
(Amounts in thousands of United States dollars, except per share amounts)

Years ended December 31, 2003, 2002 and 2001

	2003	2002	2001
Revenue	$331,826	$303,595	$310,477
Operating expenses	282,016	254,405	263,524
Selling, general and administrative expenses	29,366	31,084	32,291

	311,382	285,489	295,815
Income from continuing operations before depreciation	20,444	18,106	14,662
Depreciation	5,494	5,308	6,352

Income from continuing operations before the undernoted	14,950	12,798	8,310
Interest on long-term debt	(1,346)	(3,369)	(3,978)
Interest income	26	80	145
Loss on sale of capital assets	(136)	(289)	(724)

	(1,456)	(3,578)	(4,557)

Income from continuing operations before income taxes, minority interest and amortization of goodwill	13,494	9,220	3,753
Income taxes (recovery) (note 6):
Current	3,450	2,341	803
Future	(292)	(59)	(650)

	3,158	2,282	153

Income from continuing operations before minority interest and amortization of goodwill	10,336	6,938	3,600
Minority interest	—	—	85

Income from continuing operations before amortization of goodwill	10,336	6,938	3,685
Amortization of goodwill, net of income taxes of nil (2002 - nil; 2001 - $188)	—	—	1,350

Net income from continuing operations	10,336	6,938	2,335
Loss from discontinued operations (note 2)	—	—	(3,696)

Net income (loss)	$10,336	$6,938	$(1,361)

VITRAN CORPORATION INC.
 Consolidated Statements of Income (continued)
(Amounts in thousands of United States dollars, except per share amounts)

Years ended December 31, 2003, 2002 and 2001

	2003	2002	2001
Earnings (loss) per share:
Basic - continuing operations before amortization of goodwill	$1.07	$0.72	$0.37
Basic - continuing operations	1.07	0.72	0.24
Basic - discontinued operations	—	—	(0.37)
Basic - net income (loss)	1.07	0.72	(0.14)
Diluted - continuing operations before amortization of goodwill	1.01	0.71	0.37
Diluted - continuing operations	1.01	0.71	0.24
Diluted - discontinued operations	—	—	(0.37)
Diluted - net income (loss)	1.01	0.71	(0.14)

Weighted average number of shares:
Weighted average number of shares outstanding	9,684,901	9,691,041	9,859,296
Potential exercise of options	578,310	93,025	—

Diluted shares	10,263,211	9,784,066	9,859,296

Diluted earnings per share exclude the effect of “out of the money” options (2002 - 464,000; 2001 - 901,300).

See accompanying notes to consolidated financial statements.

VITRAN CORPORATION INC.
 Consolidated Statements of Retained Earnings
(Amounts in thousands of United States dollars, except per share amounts)

Years ended December 31, 2003, 2002 and 2001

	2003	2002	2001
Retained earnings, beginning of year	$30,044	$26,602	$28,191
Effect of adoption of new goodwill accounting standard (note 1(h))	—	(3,023)	—

	30,044	23,579	28,191
Net income (loss)	10,336	6,938	(1,361)
Dividends - nil per share (2002 - nil; 2001 - Cdn. $0.035 per share)	—	—	(228)
Cost of repurchase of Class A voting shares in excess of book value	(351)	(473)	—

Retained earnings, end of year	$40,029	$30,044	$26,602

See accompanying notes to consolidated financial statements.

VITRAN CORPORATION INC.
 Consolidated Statements of Cash Flows
(Amounts in thousands of United States dollars)

Years ended December 31, 2003, 2002 and 2001

	2003	2002	2001
Cash provided by (used in):
Operations:
Net income from continuing operations	$10,336	$6,938	$2,335
Items not involving cash from operations:
Depreciation and amortization	5,494	5,308	7,890
Future income taxes	(292)	(59)	(650)
Loss on sale of capital assets	136	289	724
Foreign exchange gains	(264)	(444)	(414)
Minority interest	—	—	(85)

	15,410	12,032	9,800
Change in non-cash working capital components	3,339	4,090	1,468

	18,749	16,122	11,268
Investments:
Purchase of capital assets	(6,895)	(4,598)	(3,598)
Proceeds on sale of capital assets	423	712	3,021
Proceeds on sale of discontinued operations	—	1,692	—
Marketable securities	(26,996)	—	—

	(33,468)	(2,194)	(577)
Financing:
Change in revolving credit facility	—	(3,099)	(2,020)
Repayment of long-term debt	(11,396)	(9,399)	(5,825)
Issue of long-term debt	—	—	4,618
Dividends	—	—	(228)
Issue of Class A voting shares upon exercise of stock options	1,607	33	—
Issue of Class A voting shares in public offering	29,385	—	—
Repurchase of Class A voting shares	(644)	(1,354)	(32)

	18,952	(13,819)	(3,487)
Cash used in discontinued operations (note 2)	—	—	(1,458)
Effect of translation adjustment on cash	182	(193)	(915)

Increase (decrease) in cash and cash equivalents	4,415	(84)	4,831
Cash and cash equivalents, beginning of year	8,002	8,086	3,255

Cash and cash equivalents, end of year	$12,417	$8,002	$8,086

Change in non-cash working capital components:
Accounts receivable	$(6,053)	$1,759	$7,589
Inventory, deposits and prepaid expenses	348	(732)	(977)
Income and other taxes recoverable/payable	2,266	914	(1,347)
Accounts payable and accrued liabilities	6,778	2,149	(3,797)

	$3,339	$4,090	$1,468

Supplemental cash flow information:
Interest paid	$1,552	$3,336	$4,430
Income taxes paid	2,617	1,773	2,803

See accompanying notes to consolidated financial statements.

VITRAN CORPORATION INC.
 Notes to Consolidated Financial Statements
(In thousands of United States dollars, except per share amounts, except where noted)

Years ended December 31, 2003, 2002 and 2001

1.	Significant accounting policies:

(a)	Basis of presentation:

These consolidated financial statements include the accounts of the Corporation and its wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated on consolidation.

All amounts in these consolidated financial statements are expressed in United States dollars, unless otherwise stated.

(b)	Foreign currency translation:

A majority of the Corporation’s shareholders, customers and industry analysts are located in the United States. Accordingly, the Corporation adopted the United States dollar as its reporting currency effective December 31, 2003 and all prior periods have been restated.

The United States dollar is the functional currency of the Company’s operations in the U.S. The Canadian dollar is the functional currency of the Company’s Canadian operations.

Each operation translates foreign currency denominated transactions into its functional currency using the rate of exchange in effect at the date of the transaction.

Monetary assets and liabilities denominated in a foreign currency are translated into the functional currency of the operation using the year-end rate of exchange giving rise to a gain or loss which is recognized in income during the current period.

For reporting purposes, the Canadian operations are translated into United States dollars using the current rate method. Under this method, all assets and liabilities are translated at the year-end rate of exchange and all revenue and expense items are translated at the average rate of exchange for the year. The resulting translation adjustment is recorded as a separate component of shareholders’ equity. United States dollar debt of $26.1 million (2002 - $37.1 million) is designated as a hedge of the investment in the United States self-sustaining foreign operations.

VITRAN CORPORATION INC.
 Notes to Consolidated Financial Statements (continued)
(In thousands of United States dollars, except per share amounts, except where noted)

Years ended December 31, 2003, 2002 and 2001

1.	Significant accounting policies (continued):

In respect of other transactions denominated in currencies other than the Canadian dollar, the monetary assets and liabilities of the Corporation are translated at the year-end rates. Revenue and expenses are translated at rates of exchange prevailing on the transaction dates. All of the exchange gains or losses resulting from these other transactions are recognized in income.

(c)	Revenue recognition:

The Corporation’s less-than-truckload, truckload business units and freight brokerage operations recognize revenue and direct shipment costs upon the delivery of the related freight. Revenue for the logistics operations is recognized as the management services are provided.

(d)	Cash and cash equivalents:

Cash and cash equivalents include cash on account and short-term investments with original maturities of three months or less and are stated at cost, which approximates market value.

(e)	Marketable securities:

Marketable securities are recorded at the lower of cost or market value.

(f)	Inventory:

Inventory consists of tires and spare parts and is valued at the lower of cost and replacement cost.

VITRAN CORPORATION INC.
 Notes to Consolidated Financial Statements (continued)
(In thousands of United States dollars, except per share amounts, except where noted)

Years ended December 31, 2003, 2002 and 2001

1.	Significant accounting policies (continued):

(g)	Capital assets:

Capital assets are recorded at cost. Depreciation of capital assets is provided on a straight-line basis from the date assets are put in service over their estimated useful lives as follows:

Buildings	20 - 31.5 years
Leasehold interests and improvements	Over term of lease
Vehicles:
Trailers and containers	10 years
Trucks	7 years
Machinery and equipment	5 - 10 years

Tires purchased as part of a vehicle are capitalized as a cost to the vehicle. Replacement tires are expensed when placed in service.

(h)	Goodwill:

Goodwill represents the excess of acquisition cost over the fair value of net assets of businesses acquired. Prior to January 1, 2002, goodwill was amortized over 40 years on a straight-line basis.

Effective January 1, 2002, the Corporation adopted The Canadian Institute of Chartered Accountants (“CICA”) new accounting standard for goodwill and other intangible assets. The Corporation no longer amortizes goodwill but annually compares the fair value of its reporting units to the carrying value to determine if an impairment loss has occurred. A transitional impairment was recognized as an effect of a change in accounting policy and was charged to opening retained earnings as of January 1, 2002.

VITRAN CORPORATION INC.
 Notes to Consolidated Financial Statements (continued)
(In thousands of United States dollars, except per share amounts, except where noted)

Years ended December 31, 2003, 2002 and 2001

1.	Significant accounting policies (continued):

As at June 30, 2002, the Corporation completed its initial goodwill impairment test and concluded that an impairment existed. As at September 30, 2002, the amount of the charge was quantified. Charges of $0.8 million and $2.2 million, respectively, were recorded in the freight brokerage and the truckload reporting units to adjust the carrying value of goodwill for each reporting unit to its implied fair value. Such amount has been reflected as a direct charge to retained earnings effective January 1, 2002 without restatement of prior period figures.

As at September 30, 2003, the Corporation completed its annual goodwill impairment test and concluded there was no impairment.

(i)	Income taxes:

The Corporation uses the asset and liability method of accounting for income taxes. Under the asset and liability method, future tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Future tax assets and liabilities are measured using enacted or substantively enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on future tax assets and liabilities of a change in tax rates is recognized in income in the year that includes the date of enactment or substantive enactment.

(j)	Stock-based compensation:

Prior to January 1, 2003, CICA Handbook Section 3870, Stock-based Compensation and Other Stock-based Payments, required that effective January 1, 2002, all stock-based compensation to non-employees and direct awards of stock to employees to be accounted for using the fair value method. The Corporation has not granted any such awards.

The Corporation has a stock option plan for employees and directors. In 2002, in accordance with the standard, the Corporation had elected to use the settlement method for stock options granted to employees and no compensation expense was recorded. Consideration paid by employees on the exercise of options is recorded as share capital.

VITRAN CORPORATION INC.
 Notes to Consolidated Financial Statements (continued)
(In thousands of United States dollars, except per share amounts, except where noted)

Years ended December 31, 2003, 2002 and 2001

1.	Significant accounting policies (continued):

The CICA Accounting Standards Board has amended CICA Handbook Section 3870, Stock-based Compensation and Other Stock-based Payments, to require entities to account for stock options granted to employees and directors using the fair value based method, beginning January 1, 2004, with the option to adopt effective January 1, 2003. Under the fair value based method, compensation cost is measured at fair value at the date of grant and is expensed over the award’s vesting period. In accordance with a transitional option permitted under amended CICA Handbook Section 3870, the Corporation has prospectively applied the fair value based method to all stock options granted on or after January 1, 2003. The Corporation did not grant any stock options in 2003. Note 7(d) provides supplemental disclosure for the Corporation’s stock options.

(k)	Use of estimates:

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the year. Actual results could differ from those estimates.

2.	Acquisitions and divestitures:

The Freight Connection Inc.:

During the third quarter of 2001, the Corporation acquired the remaining 18.9% of the voting shares of The Freight Connection Inc. (“TFCI”). There was no goodwill recorded on the transaction. Subsequent to the purchase of shares, the Corporation delisted and restructured TFCI as a private company.

Environmental Services Group:

On May 15, 2001, the Corporation determined that it planned to divest its Environmental Services Business. A provision for the loss on sale of discontinued business was recorded to account for the sale of capital assets and estimated realizable value of the remaining assets and liabilities. Effective January 2, 2002, the Corporation sold substantially all the capital assets of the business to Metro Waste Paper Recovery Inc. for cash proceeds of $1.7 million.

VITRAN CORPORATION INC.
 Notes to Consolidated Financial Statements (continued)
(In thousands of United States dollars, except per share amounts, except where noted)

Years ended December 31, 2003, 2002 and 2001

2.	Acquisitions and divestitures (continued):

As a result of the plan of disposal, the results of operations for discontinued operations were reported as discontinued operations and previously reported financial statements were restated. Interest was allocated to discontinued operations based on the debt directly attributable to the business and for debt not directly attributable to the business based on its share of the Corporation’s net assets. Income taxes were allocated based on the effective tax rate of the discontinued operations.

The summarized statement of operations for discontinued operations for 2001 is as follows:

Revenue	$12,690

Loss from operations	$(1,430)
Interest expense	(363)
Other loss	(55)

Loss before income taxes	(1,848)
Income tax recovery	(762)

Loss before provision for loss on sale of discontinued operations	(1,086)
Provision for loss on sale of discontinued operations	(2,610)

Net loss from discontinued operations	$(3,696)

Cash used in discontinued operations for 2001 is as follows:
Operating activities	$(1,245)
Investing activities	(165)
Financing activities	(48)

Cash used in discontinued operations	$(1,458)

VITRAN CORPORATION INC.
 Notes to Consolidated Financial Statements (continued)
(In thousands of United States dollars, except per share amounts, except where noted)

Years ended December 31, 2003, 2002 and 2001

3.	Marketable securities:

The Corporation has Cdn. $35.0 million (U.S. $27.0 million) invested in redeemable shares of a mutual fund corporation. The mutual fund corporation tracks the underlying investment in a Canadian money market fund. This fund invests in highly rated government securities, treasury bills and investment grade commercial paper. Gains on redemption of the shares are included in income in the period of realization.

4.	Capital assets:

	2003	2002
Land	$6,028	$5,256
Buildings	23,229	20,260
Leasehold interests and improvements	1,680	1,919
Vehicles	23,724	18,957
Machinery and equipment	15,264	13,638

	69,925	60,030
Less accumulated depreciation	34,823	29,243

	$35,102	$30,787

VITRAN CORPORATION INC.
 Notes to Consolidated Financial Statements (continued)
(In thousands of United States dollars, except per share amounts, except where noted)

Years ended December 31, 2003, 2002 and 2001

5.	Long-term debt:

	2003	2002
Term bank credit facility (a)	$26,122	$37,100
Mortgages payable (b)	—	410
Capital lease (c)	122	—

	26,244	37,510
Less current portion	8,313	7,006

	$17,931	$30,504

(a)	The term bank credit facility is secured by accounts receivable and general security agreements of the Corporation and of all its subsidiaries.

During 2003, the Corporation repaid $11.0 million of borrowings. At December 31, 2003, $26.1 million (2002 - $37.1 million) bearing interest at LIBOR plus 1.25% was drawn under this facility. The agreement requires 31.7% of the total principal to be repaid in 2004, with escalating annual repayments, payable in quarterly instalments to August 31, 2006. The provisions of the term facility impose certain financial maintenance tests.

(b)	The mortgages were secured by certain land and buildings and were repaid during 2003.

(c)	The Corporation has financed certain equipment by entering into a capital leasing arrangement expiring in 2007. The capital lease bears interest at approximately 6.79%.

(d)	The Corporation has a revolving credit facility of up to Cdn. $25.0 million, of which letters of credit of U.S. $2.6 million were outstanding at December 31, 2003.

VITRAN CORPORATION INC.
 Notes to Consolidated Financial Statements (continued)
(In thousands of United States dollars, except per share amounts, except where noted)

Years ended December 31, 2003, 2002 and 2001

5.	Long-term debt (continued):

At December 31, 2003, the required future principal repayments on all long-term debt and capital lease are as follows:

Year ending December 31:
2004	$8,313
2005	8,675
2006	9,218
2007	38

$26,244

6.	Income taxes:

Income tax expense differs from the amount which would be obtained by applying statutory federal and provincial income tax rates to the respective year’s income from continuing operations before income taxes, minority interest and amortization of goodwill as follows:

	2003	2002	2001
Effective statutory federal and provincial income tax rate	35.37%	38.62%	41.75%

Effective tax expense on income before income taxes and minority interest	$4,773	$3,561	$1,567
Increase (decrease) results from:
Capital losses on asset disposition	—	—	151
Non-taxable foreign exchange gain	(104)	(245)	(276)
Deductible foreign exchange loss	—	(111)	(58)
Income taxed at different rates in foreign jurisdictions	(1,852)	(1,376)	(1,636)
Effect of tax rate changes on loss carryforwards	—	—	255
Other	341	453	150

Actual income tax expense	$3,158	$2,282	$153

VITRAN CORPORATION INC.
 Notes to Consolidated Financial Statements (continued)
(In thousands of United States dollars, except per share amounts, except where noted)

Years ended December 31, 2003, 2002 and 2001

6.	Income taxes (continued):

Income tax expense	2003	2002	2001
Canada	$1,932	$2,512	$612
United States	1,067	(442)	(636)
Other	159	212	177

	$3,158	$2,282	$153

A summary of the principal components of future income tax assets and liabilities is as follows:

	2003	2002
Future income tax assets:
Losses carried forward (net of valuation allowance)	$1,391	$1,412
Allowance for doubtful accounts	339	563
Insurance reserves	941	753
Financing costs	767	—
Other	663	189

	$4,101	$2,917

Future income tax liabilities:
Capital assets	$956	$977
Goodwill	1,488	1,405
Other	271	385

	$2,715	$2,767

The Corporation has Canadian non-capital tax loss carryforwards of approximately $3.9 million (2002 - $4.2 million) expiring over the next six years and for which the tax benefit has been recognized as set out above.

VITRAN CORPORATION INC.
 Notes to Consolidated Financial Statements (continued)
(In thousands of United States dollars, except per share amounts, except where noted)

Years ended December 31, 2003, 2002 and 2001

7.	Capital stock:

(a)	Authorized:

The Corporation’s capital stock consists of an unlimited number of Class A voting shares, Class B non-voting shares and first preference shares, issuable in series.

(b)	Issued:

	2003		2002
Class A voting shares	Number	Amount	Number	Amount
Balance, beginning of year	9,559,818	$27,857	9,847,278	$28,705
Shares repurchased for cancellation	(106,500)	(312)	(298,100)	(881)
Shares issued upon exercise of employees stock options	340,960	1,607	10,640	33
Share issued in public offering, net of issue expenses (i)	2,300,000	30,206	—	—

Balance, end of year	12,094,278	$59,358	9,559,818	$27,857

(i)	During 2003, the Corporation entered into an underwriting agreement and issued 2.3 million shares at $13.75 per share. This resulted in gross proceeds of $31.6 million to the Corporation before expenses of issue of $1.4 million, net of future income taxes of $0.8 million.

(c)	Normal course issuer bid:

The Corporation repurchased for cancellation 106,500 Class A voting shares during 2003 (2002 - 298,100) under a normal course issuer bid, at a total cost of $644 (2002 - $1,354). The cost of the repurchase in excess of the book value of the shares in 2003 was $351 (2002 - $473).

VITRAN CORPORATION INC.
 Notes to Consolidated Financial Statements (continued)
(In thousands of United States dollars, except per share amounts, except where noted)

Years ended December 31, 2003, 2002 and 2001

7.	Capital stock (continued):

(d)	Stock options:

The Corporation provides a stock option plan to key employees, officers and directors to encourage executives to acquire a meaningful equity ownership interest in the Corporation over a period of time and, as a result, reinforce executives’ attention on the long-term interest of the Corporation and its shareholders. Under the plan, options to purchase Class A voting shares of the Corporation may be granted to key employees, officers and directors of the Corporation and its affiliates by the Board of Directors or by the Corporation’s Compensation Committee. There are 825,600 options authorized under the plan. The term of each option is 10 years and the vesting period is five years. The exercise price for options is the trading price of the Class A voting shares of the Corporation on The Toronto Stock Exchange on the day of the grant.

The following table outlines the impact if the compensation cost for the Corporation’s stock options granted from January 1, 2002 through to December 31, 2002 were determined under the fair value based method. The Corporation has applied the pro forma disclosure provisions of the standard to these awards. The pro forma’s effect of awards granted prior to January 1, 2002 has not been included. Compensation expense recorded for the year ended December 31, 2003 in respect of stock options issued on or after January 1, 2003 was nil.

	2003	2002
Options granted	$—	$175,000
Net income, as reported	10,336	6,938
Pro forma net income	10,298	6,905
Pro forma income per share - basic	1.06	0.72
Pro forma income per share - diluted	1.00	0.71

VITRAN CORPORATION INC.
 Notes to Consolidated Financial Statements (continued)
(In thousands of United States dollars, except per share amounts, except where noted)

Years ended December 31, 2003, 2002 and 2001

7.	Capital stock (continued):

The weighted average estimated fair value at the date of the grant for the options granted during 2003 was nil (2002 - Cdn. $1.97) per share.

The fair value of each option granted was estimated on the date of grant using the Black-Scholes fair value option-pricing model with the following assumptions:

2002
Risk-free interest rate	5.3%
Dividend yield	6.0%
Volatility factor of the future expected market price of the Corporation’s common shares	33.8
Expected life of the options	10 years

Details of stock options are as follows:

	2003		2002
		Weighted		Weighted
		average		average
		exercise		exercise
	Shares	price	Shares	price
		Cdn. $		Cdn. $
Outstanding, beginning of year	1,189,160	$5.70	1,049,800	$6.08
Granted	—	—	175,000	3.50
Forfeited	(22,600)	6.13	(25,000)	6.55
Exercised	(340,960)	6.27	(10,640)	4.82

Outstanding, end of year	825,600	5.45	1,189,160	5.70

Exercisable, end of year	580,700	$5.88	774,460	$6.06

VITRAN CORPORATION INC.
Notes to Consolidated Financial Statements (continued)
(In thousands of United States dollars, except per share amounts, except where noted)

Years ended December 31, 2003, 2002 and 2001

7.	Capital stock (continued):

At December 31, 2003, the range of exercise prices, the weighted average exercise price and the weighted average remaining contractual life are as follows:

	Options outstanding			Options exercisable
		Weighted
		average
		remaining	Weighted		Weighted
		contractual	average		average
Range of exercise	Number	life	exercise	Number	exercise
prices (Cdn. $)	outstanding	(years)	price	exercisable	price
$3.50 - $6.20	516,100	5.54	$4.38	315,700	$4.74
$7.00 - $8.75	309,500	4.93	7.24	265,000	7.24

$3.50 - $8.75	825,600	5.31	5.45	580,700	5.88

Compensation expense related to stock options was nil for each of the years ended December 31, 2003, 2002 and 2001.

8.	Cumulative translation adjustment:

The cumulative translation adjustment represents the unrealized translation gains and losses from the translation of the Canadian dollar functional currency to the United States dollar reporting currency.

VITRAN CORPORATION INC.
Notes to Consolidated Financial Statements (continued)
(In thousands of United States dollars, except per share amounts, except where noted)

Years ended December 31, 2003, 2002 and 2001

9.	Segmented information:

The Corporation’s business operations are grouped into three operating segments: less-than-truckload, logistics and truckload, which provide transportation services in Canada and the United States.

Segmented information is presented below for each of the years ended December 31, 2003, 2002 and 2001:

	Less-than-				Corporate	Consolidated
Year ended December 31, 2003	truckload	Logistics	Truckload	Total	office and other	totals
Revenue	$270,189	$28,642	$32,995	$331,826	$—	$331,826
Operating, selling, general and administrative expenses	250,047	27,289	31,843	309,179	2,203	311,382

Income (loss) from continuing operations before depreciation	20,142	1,353	1,152	22,647	(2,203)	20,444
Depreciation	4,702	242	495	5,439	55	5,494

Income (loss) from continuing operations before the undernoted	$15,440	$1,111	$657	$17,208	$(2,258)	14,950

Interest expense, net						(1,320)
Other items, net						(136)
Income taxes						(3,158)

Income from continuing operations before amortization of goodwill						10,336
Amortization of goodwill						—

Income from continuing operations						10,336
Loss from discontinued operations						—

Net income						$10,336

Capital expenditures	$5,699	$390	$794	$6,883	$12	$6,895

Goodwill	$39,021	$1,079	$4,765	$44,865	$–	$44,865

Total assets from continuing operations	$118,862	$5,771	$10,582	$135,215	$29,798	$165,013

VITRAN CORPORATION INC.
Notes to Consolidated Financial Statements (continued)
(In thousands of United States dollars, except per share amounts, except where noted)

Years ended December 31, 2003, 2002 and 2001

9.	Segmented information (continued):

	Less-than-				Corporate	Consolidated
Year ended December 31, 2002	truckload	Logistics	Truckload	Total	office and other	totals
Revenue	$241,916	$27,665	$34,014	$303,595	$—	$303,595
Operating, selling, general and administrative expenses	224,117	26,495	32,796	283,408	2,081	285,489

Income (loss) from continuing operations before depreciation	17,799	1,170	1,218	20,187	(2,081)	18,106
Depreciation	4,748	215	333	5,296	12	5,308

Income (loss) from continuing operations before the undernoted	$13,051	$955	$885	$14,891	$(2,093)	12,798

Interest expense, net						(3,289)
Other items, net						(289)
Income taxes						(2,282)

Income from continuing operations before amortization of goodwill						6,938
Amortization of goodwill						—

Income from continuing operations						6,938
Loss from discontinued operations						—

Net income						$6,938

Capital expenditures	$4,141	$243	$139	$4,523	$75	$4,598

Goodwill	$38,050	$1,054	$4,765	$43,869	$–	$43,869

Total assets from continuing operations	$103,044	$7,323	$10,856	$121,223	$179	$121,402

VITRAN CORPORATION INC.
Notes to Consolidated Financial Statements (continued)
(In thousands of United States dollars, except per share amounts, except where noted)

Years ended December 31, 2003, 2002 and 2001

9.	Segmented information (continued):

	Less-than-				Corporate	Consolidated
Year ended December 31, 2001	truckload	Logistics	Truckload	Total	office and other	totals
Revenue	$242,074	$36,539	$31,864	$310,477	$—	$310,477
Operating, selling, general and administrative expenses	227,667	36,236	30,480	294,383	1,432	295,815

Income (loss) from continuing operations before depreciation	14,407	303	1,384	16,094	(1,432)	14,662
Depreciation	5,645	239	413	6,297	55	6,352

Income (loss) from continuing operations before the undernoted	$8,762	$64	$971	$9,797	$(1,487)	8,310

Interest expense, net						(3,833)
Other items, net						(639)
Income taxes						(153)

Income from continuing operations before amortization of goodwill						3,685
Amortization of goodwill						1,350

Income from continuing operations						2,335
Loss from discontinued operations						(3,696)

Loss for the year						$(1,361)

Capital expenditures	$3,029	$390	$123	$3,542	$56	$3,598

VITRAN CORPORATION INC.
Notes to Consolidated Financial Statements (continued)
(In thousands of United States dollars, except per share amounts, except where noted)

Years ended December 31, 2003, 2002 and 2001

9.	Segmented information (continued):

Geographic information for revenue from point of origin and total assets is as follows:

	2003	2002	2001
Revenue:
Canada	$131,084	$104,165	$101,262
United States	200,742	199,430	209,215

	$331,826	$303,595	$310,477

	2003	2002
Total assets:
Canada	$68,706	$32,221
United States	96,307	89,181

	$165,013	$121,402

10.	Financial instruments:

The fair values of cash and cash equivalents, marketable securities, accounts receivable and accounts payable and accrued liabilities approximate the carrying values because of the short-term nature of these instruments. The fair value of the Corporation’s long-term debt, determined based on the future cash flows associated with each debt instrument discounted using an estimate of the Corporation’s current borrowing rate for similar debt instruments of comparable maturity, is approximately equal to the carrying values at December 31, 2003 and 2002.

VITRAN CORPORATION INC.
Notes to Consolidated Financial Statements (continued)
(In thousands of United States dollars, except per share amounts, except where noted)

Years ended December 31, 2003, 2002 and 2001

11.	Lease commitments:

At December 31, 2003, future minimum rental payments relating to operating leases for premises and equipment are as follows:

Year ending December 31:

2004	$15,429
2005	11,675
2006	8,382
2007	5,872
2008	3,499
Thereafter	3,723

$48,580

12.	Contingent liabilities:

There exist certain legal actions against the Corporation, none of which are expected to have a material adverse effect on the consolidated financial position or results of operations of the Corporation.

13.	Comparative figures:

Certain comparative figures have been reclassified to conform with the financial statement presentation adopted in the current year.

VITRAN CORPORATION INC.
Notes to Consolidated Financial Statements (continued)
(In thousands of United States dollars, except per share amounts, except where noted)

Years ended December 31, 2003, 2002 and 2001

14.	Canadian and United States accounting policy differences:

(a)	Consolidated statements of changes in shareholders’ equity:

United States GAAP requires the inclusion of a consolidated statement of changes in shareholders’ equity for each year a statement of income is presented. Shareholders’ equity under United States GAAP is as follows:

			Other
	Capital	Retained	comprehensive
	stock	earnings	income	Total
Balance, December 31, 2000	$28,737	$28,191	$(509)	$56,419
Loss for the year	—	(1,775)	—	(1,775)
Dividends	—	(228)	—	(228)
Shares repurchased for cancellation	(32)	—	—	(32)
Unrealized foreign currency gain	—	—	1,190	1,190
Foreign exchange adjustment	—	—	414	414
Change in obligation for derivative instruments	—	—	(594)	(594)

Balance, December 31, 2001	28,705	26,188	501	55,394
Net income	—	3,471	—	3,471
Shares repurchased for cancellation	(881)	(473)	—	(1,354)
Unrealized foreign currency loss	—	—	(906)	(906)
Foreign exchange adjustment	—	—	444	444
Change in obligation for derivative instruments	—	—	683	683
Shares issued upon exercise of options	33	—	—	33

Balance, December 31, 2002	27,857	29,186	722	57,765
Net income	—	10,336	—	10,336
Shares repurchased for cancellation	(312)	(351)	—	(663)
Unrealized foreign currency gain	—	—	4,399	4,399
Change in obligation for derivative instruments	—	—	116	116
Shares issued upon exercise of options	1,607	—	—	1,607
Shares issued upon public offering	30,206	—	—	30,206

Balance, December 31, 2003	$59,358	$39,171	$5,237	$103,766

VITRAN CORPORATION INC.
Notes to Consolidated Financial Statements (continued)
(In thousands of United States dollars, except per share amounts, except where noted)

Years ended December 31, 2003, 2002 and 2001

14.	Canadian and United States accounting policy differences (continued):

(b)	Consolidated statements of cash flows:

Canadian GAAP permits the disclosure of a subtotal of the amount of cash provided by operations before changes in non-cash working capital items in the consolidated statements of cash flows. United States GAAP does not permit this subtotal to be included.

(c)	Statement of net income (loss) and comprehensive income (loss):

The following table reconciles net income for the year as reported in the consolidated statements of operations to what would have been reported had the statements been prepared in accordance with United States GAAP.

United States GAAP requires the disclosures of a Statement of Comprehensive Income. Comprehensive income generally encompasses all changes in shareholders’ equity, except those arising from transactions with shareholders.

	2003	2002	2001
Net income (loss) based on Canadian GAAP	$10,336	$6,938	$(1,361)
Foreign exchange adjustment (i)	—	(444)	(414)

Net income (loss) before effect of change in accounting principle	10,336	6,494	(1,775)
Cumulative effect of change in method of accounting for goodwill (iii)	—	(3,023)	—

Net income (loss) based on United States GAAP	10,336	3,471	(1,775)
Other comprehensive income:
Change in cumulative translation adjustment	4,399	(906)	1,190
Foreign exchange adjustment (i)	—	444	414
Obligation for derivative instruments (ii)	116	683	(656)

Comprehensive income (loss) based on United States GAAP	$14,851	$3,692	$(827)

VITRAN CORPORATION INC.
Notes to Consolidated Financial Statements (continued)
(In thousands of United States dollars, except per share amounts, except where noted)

Years ended December 31, 2003, 2002 and 2001

14.	Canadian and United States accounting policy differences (continued):

	2003	2002	2001
Earnings (loss) per share under United States GAAP:
Basic - continuing operations	$1.07	$0.67	$0.19
Basic - discontinued operations	—	—	(0.37)
Basic - net income (loss) before cumulative effect of accounting change	1.07	0.67	(0.18)
Basic - cumulative effect of change in method of accounting for goodwill	—	(0.31)	—
Basic - net income (loss)	1.07	0.36	(0.18)
Diluted - continuing operations	1.01	0.66	0.19
Diluted - discontinued operations	—	—	(0.37)
Diluted - net before cumulative effect of accounting change	1.01	0.66	(0.18)
Diluted - cumulative effect of change in method of accounting for goodwill	—	(0.31)	—
Diluted - net income (loss)	1.01	0.35	(0.18)

Weighted average number of shares:
Weighted average number of shares outstanding	9,684,901	9,691,041	9,859,296
Potential exercise of stock options	578,310	93,025	—

Diluted shares	10,263,211	9,784,066	9,859,296

(i)	A foreign exchange gain that did not represent a substantially complete liquidation of a foreign operation amounting to nil (2002 — $637; 2001 - $645) was included in selling, general and administration expenses. In prior years, this gain on repatriation of capital from a subsidiary arose from the difference between the exchange rate in effect on the date the capital was returned to Canada compared to the historical rate in effect when the capital was invested. Of this gain, nil (2002 - $444; 2001 — $414) was recognized upon the transfer into income of the related cumulative translation adjustment. Under United States GAAP, there is no reduction of the cumulative translation adjustment account, nor recognition of associated income resulting from such capital restructurings. This transaction was not subject to income taxes.

VITRAN CORPORATION INC.
Notes to Consolidated Financial Statements (continued)
(In thousands of United States dollars, except per share amounts, except where noted)

Years ended December 31, 2003, 2002 and 2001

14.	Canadian and United States accounting policy differences (continued):

(ii)	The change in the fair value of the Corporation’s obligation for its interest rate swap, which is designated as a cash flow hedge, has been included net of the income tax effect of $78 (2002 - $474; 2001 - $426).

(iii)	A non-cash charge of $3.0 million, to adjust the carrying value of goodwill to its implied value was included in opening retained earnings without the restatement of prior period figures. This charge was the result of the Corporation’s adoption of the new Canadian accounting standard for goodwill and other intangibles. Under United States GAAP, FAS 142, the non-cash charge, is not recorded as a charge to opening retained earnings but rather as a charge to income in 2002.

(d)	Income from operations before depreciation and amortization:

United States GAAP requires that depreciation and amortization be included in the determination of income from operations. Further, U.S. GAAP does not permit the disclosure of a subtotal of the amount of income from continuing operations before this item nor goodwill amortization to be disclosed separately net of income taxes. Canadian GAAP requires the disclosure of a subtotal of the amount of income from operations before this item.

(e)	Other disclosures:

United States GAAP requires certain additional disclosures in the consolidated financial statements, as follows:

(i)	The total allowance for doubtful accounts at December 31, 2003 was $1.3 million (2002 - $1.9 million).

(ii)	Total rental expense under operating leases was $17.9 million for the year ended December 31, 2003 (2002 - $16.9 million; 2001 - $16.2 million).

(iii)	At December 31, 2003, the Corporation had an aggregate of Cdn. $21.6 million in unused bank credit facilities.

VITRAN CORPORATION INC.
Notes to Consolidated Financial Statements (continued)
(In thousands of United States dollars, except per share amounts, except where noted)

Years ended December 31, 2003, 2002 and 2001

14.	Canadian and United States accounting policy differences (continued):

(iv)	At December 31, 2003, the Corporation has $0.3 million of foreign exchange gains that represent a substantially complete liquidation of a foreign operation that were included in selling, general and administration expenses.

(v)	Accounts payable and accrued liabilities:

	2003	2002
Accounts payable	$16,209	$11,503
Accrued wages and benefits	3,555	3,849
Accrued claims, self insurance and workers compensation	4,670	4,028
Other	9,658	7,934

	$34,092	$27,314

(f)	Stock-based compensation:

In December 2002, the FASB issued Statement No. 148, Accounting for Stock-based Compensation — Transition and Disclosure, an amendment of FASB SFAS No. 123, Accounting for Stock-based Compensation, to provide alternative methods of transition for the change to the fair value method of accounting for stock-based employee compensation.

In accordance with one of the transitional options permitted under amended FASB 148, the Corporation has prospectively applied the fair value based method to all stock options granted on or after January 1, 2003. The Corporation did not grant any stock options in 2003.

VITRAN CORPORATION INC.
Notes to Consolidated Financial Statements (continued)
(In thousands of United States dollars, except per share amounts, except where noted)

Years ended December 31, 2003, 2002 and 2001

14.	Canadian and United States accounting policy differences (continued):

Pro forma stock option disclosure:

The following table outlines the pro forma impact if the compensation cost for the Corporation’s stock options is determined under the fair value method for awards granted on or after January 1, 1995:

	2003	2002	2001
Options granted	–	175,000	100,000
Net income (loss), as reported	$10,336	$3,471	$(1,775)
Pro forma net income (loss)	10,124	3,072	(2,206)
Pro forma basic income per share	1.05	0.32	(0.22)
Pro forma diluted income per share	0.99	0.31	(0.22)

Under FASB Statement 123, the weighted average estimated fair value at the date of grant for the options granted during 2003, 2002 and 2001 was nil, Cdn. $1.97 and Cdn. $2.42, respectively.

The fair value of each option granted was estimated on the date of grant using the Black-Scholes fair value option pricing model with the following assumptions:

	2002	2001	1997-2000
Risk-free interest rate	5.3%	5.4%	4.9% - 6.6%
Dividend yield	0.0%	0.0%	0.0%
Volatility factor of the future expected market price of the Corporations’ common shares	36.0%	33.8%	34.1% - 34.8%
Expected life of the options	10	10	10

VITRAN CORPORATION INC.
Notes to Consolidated Financial Statements (continued)
(In thousands of United States dollars, except per share amounts, except where noted)

Years ended December 31, 2003, 2002 and 2001

14.	Canadian and United States accounting policy differences (continued):

(g)	New United States accounting pronouncement:

In December 2003, the FASB issued FIN No. 46R, Consolidation of Variable Interest Entities, which requires variable interest entities, previously referred to as special purpose entities or off-balance sheet structures, to be consolidated by a company if that company is subject to a majority of the risk of loss from the entity’s activities or is entitled to receive a majority of the entity’s returns or both. The consolidation provisions of FIN No. 46R apply immediately to variable interest entities created after January 31, 2003 and to any entities prior to that date existing in the first fiscal year or interim period beginning after December 31, 2003. Certain disclosure provisions apply in financial statements issued after January 31, 2003. The consolidation requirements of FIN No. 46R did not have an effect on the Corporation’s consolidated financial statements.

ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     During our last two years, there were no disagreements with KPMG LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of KPMG LLP, would have caused them to make reference to the subject matter of the disagreement in connection with their reports.

ITEM 9a— CONTROLS AND PROCEDURES

     In order to ensure information for disclosure in our filings of periodic reports with the Securities and Exchange Commission is identified, recorded, processed, summarized and reported on a timely basis, we have adopted disclosure controls and procedures. Our Chief Executive Officer, Richard E. Gaetz, and our Chief Financial Officer, Kevin A. Glass, have reviewed and evaluated our disclosure controls and procedures as of January 30, 2004 and have concluded that our disclosure controls and procedures were adequate as of that date.

     There have been no significant changes in our internal controls, which we define to include our control environment, control procedures, and accounting systems, or in other factors that could significantly affect our internal controls, since January 30, 2004.

PART III

ITEM 10— DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information for directors is reported in our definitive proxy statement filed pursuant to Regulation 14A, and is incorporated by reference. The following table sets forth certain information as of February 23, 2004 concerning our executive officers:

Name	Age	Position	Number of Shares (1)	Number of Options (2)%	Ownership (3)
Richard E. Gaetz		President and Chief
(Mississauga, Canada)	46	Executive Officer	131,925	226,500	2.9%
		Vice President,
Kevin A. Glass		Finance and Chief
(Etobicoke, Canada)	46	Financial Officer	30,000	92,600	1.0%

(1)	Approximate number of Class A Voting Shares beneficially owned directly or indirectly or over which control or direction is exercised as of February 23, 2004.

(2)	Class A Voting Shares subject to stock options exercisable by March 19, 2004 or that become exercisable within 60 days from March 19, 2004.

(3)	Class A Voting Shares subject to stock options are excluded from the calculation of percentage ownership of any other person.

          Mr. Gaetz has been working in the transportation and logistics industry for more than 24 years. He has been actively involved with the growth and development of Vitran and has been responsible for Vitran’s freight distribution business since he joined in 1989. He was elected to the Board of Directors of Vitran in 1995. Mr. Gaetz has extensive experience on both sides of the border. Prior to joining Vitran, he spent ten years with Clarke Transport, a large Canadian freight company, in various positions including Vice President. Mr. Gaetz received a Bachelor of Commerce degree from Dalhousie University in Halifax in 1979 and attended the MBA program at Western Washington University. He is a Director of the Ontario Trucking Association and the Canadian Trucking Alliance.

          Mr. Glass has been in the Logistics business in a senior financial management capacity for over 13 years. Prior to joining Vitran in 1998, he was Vice President of Finance and Chief Financial Officer of the Livingston Group, Canada’s largest Logistics and Customs Brokerage Company. From 1981 to 1989, Mr. Glass was with Price Waterhouse in various roles in the Corporate Finance, Audit and Computer Audit groups. He received a Bachelor of Commerce, Bachelor of Accountancy and Higher Diploma in Information Technology, all from the University of the Watwatersrand (South Africa). Mr. Glass is a Chartered Accountant with the Canadian Institute and received an M.B.A. from the University of Toronto.

ITEM 11— EXECUTIVE COMPENSATION

          The information required by Item 11 of Form 10-K appears in the Company’s proxy statement for the 2004 Annual Meeting of its Shareholders, reference to which is hereby made, and the information there is incorporated herein by reference.

ITEM 12— SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The information required by Item 12 of Form 10-K appears in the Company’s proxy statement for the 2004 Annual Meeting of its Shareholders, reference to which is hereby made, and the information there is incorporated herein by reference.

ITEM 13— CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The information required by Item 13 of Form 10-K appears in the Company’s proxy statement for the 2004 Annual Meeting of its Shareholders, reference to which is hereby made, and the information there is incorporated herein by reference.

ITEM 14— PRINCIPLE ACCOUNTING FEES AND SERVICES

          KPMG LLP has served as the Corporation’s auditors since 1989. For the fiscal years ended December 31, 2003 and 2002 fees billed by KPMG LLP to Vitran for services were:

	Year ended December 31,
	2003	2002
Audit fees	$176,500	$160,900
Tax fees	nil	16,900
All other fees	105,500	16,100
	$282,000	$193,900

          In 2003, KPMG LLP billed Vitran $22,200 for services in conjunction with preparation of an implementation plan with respect to the 404 certification requirements of the Sarbanes Oxley Act of 2002. All services provided by KPMG to Vitran for 2003 and 2002 were approved by the audit committee. For details regarding the audit committee approval process please review the audit committee charter attached as an appendix to the Company’s proxy statement for the 2004 Annual Meeting of its Shareholders, reference to which is hereby made, and the information there is incorporated herein by reference.

PART IV

ITEM 15— EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

(a)     (1) Financial Statements

          Consolidated Balance Sheets as at December 31, 2003, and 2002 and the Consolidated Statements of Income, Retained Earnings and Cash Flow for the years ended December 31, 2003, 2002, and 2001, reported on by KPMG LLP, Chartered Accountants. These statements are prepared in accordance with generally accepted accounting principles (“GAAP”) in Canada and in the United States. A reconciliation of the differences between Canadian and U.S. GAAP is included on Note 14 to the financial statements.

(2)	Financial Statement Schedule:

Schedule II—Valuation and Qualifying Accounts

Vitran Corporation Inc.
Three Years ended December 31, 2003

Allowance for Doubtful Accounts (000’s $)	Balance at Beginning	Charges to Costs and		Balance at End
Description	of Year	Expenses	Deductions	of Year
Year ended December 31, 2001
Accounts receivable allowances for revenue adjustments and doubtful accounts	$2,310	$751	$(751)	$2,310
Year ended December 31, 2002
Accounts receivable allowances for revenue adjustments and doubtful accounts	$2,310	$643	$(1,087)	$1,866
Year ended December 31, 2003
Accounts receivable allowances for revenue adjustments and doubtful accounts	$1,866	$1,104	$(1,705)	$1,266

(3)	Exhibits Filed

          The exhibits listed in the accompanying Exhibit Index are filed as part of this report.

(b)	Reports on Form 8K

          In February 2004, the Board of Directors determined that the number of the Company’s U.S. shareholders exceeded 50% of the total number of the Company’s shareholders and therefore Vitran ceased to be a foreign private issuer under U.S. securities laws. Accordingly, Vitran was not required to file U.S. domestic issuer forms in complying with its U.S. reporting obligations in fiscal 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Toronto, Province of Ontario, on the 12th day of March, 2004.

Vitran Corporation Inc.
By:	/s/ KEVIN A. GLASS
Kevin A. Glass
Vice President, Finance and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ RICHARD D. McGRAW Richard D. McGraw	Chairman of the Board	March 12, 2004

/s/ RICHARD E. GAETZ Richard E. Gaetz	President and Chief Executive Officer, Director	March 12, 2004

/s/ CARL J. COOK Carl J. Cook	Director	March 12, 2004

/s/ G. MARK CURRY G. Mark Curry	Director	March 12, 2004

/s/ ALBERT GNAT Albert Gnat	Director	March 12, 2004

/s/ ANTHONY F. GRIFFITHS Anthony F. Griffiths	Director	March 12, 2004

/s/ GRAHAM W. SAVAGE Graham W. Savage	Director	March 12, 2004

/s/ KEVIN A. GLASS Kevin A. Glass	Vice President Finance & Chief Financial Officer (Principal Financial Officer)	March 12, 2004

/s/ SEAN P. WASHCHUK Sean P. Washchuk	Corporate Controller (Principle Accounting Officer)	March 12, 2004

EXHIBIT INDEX

Exhibit No.	Document
1.1*	Articles of Incorporation effective, April 29, 1981

1.2*	Articles of Amendment effective, May 27, 1987

1.3*	Articles of Amendment effective, July 16, 1987

1.4*	Articles of Amendment effective, February 5, 1991

1.5*	By-laws effective, May 27, 1987

1.6*	By-law to authorize the directors to borrow and give security effective, July 16, 1987

2.1*	Credit Agreement between the registrant, its subsidiaries and the Royal Bank, dated April 25, 1995

2.2*	Credit Agreement between the Overland Group and Bank One, dated February 4, 1994 (the “Overland Credit Agreement”)

2.3*	First Amendment to the Overland Credit Agreement, effective July 1, 1994

2.4*	Second Amendment to the Overland Credit Agreement, effective September 30, 1994

2.5*	Third Amendment to the Overland Credit Agreement, dated December 14, 1994

2.6*	Fourth Amendment to the Overland Credit Agreement, dated February 1, 1995

2.7*	Fifth Amendment to the Overland Credit Agreement, effective December 31, 1994

2.8*	Sixth Amendment to the Overland Credit Agreement, dated March 2, 1995

2.9*	Operating Credit Agreement between Trans Western Express Inc. and The Bank of Nova Scotia, dated July 25, 1995

2.9.1*	First Amending Agreement to Credit Agreement between Trans Western Express Inc. and The Bank of Nova Scotia, dated September 3, 1998

2.9.2*	Second Amending Agreement to Credit Agreement between Trans Western Express Inc. and The Bank of Nova Scotia, dated January 8, 1999

2.9.3*	Amended and Restated Credit Agreement between Vitran Corporation Inc. and Trans Western Express Inc. and The Bank of Nova Scotia, dated January 31, 2002

2.10*	Note Purchase Agreement between Trans Western Express Inc., the registrant and certain purchasers, dated July 25, 1995.

2.11*	Amendment No. 1 to Note Agreement (“Amending Agreement”, dated June 28, 1996

2.12*	Amendment No. 2 to Note Agreement (“Amending Agreement”, dated May 13, 1997

2.13*	Credit Agreement between the registrant and The Bank of Nova Scotia, dated September 3, 1998

2.14*	Credit Agreement between the registrant and The Bank of Nova Scotia and Laurentian Bank of Canada, dated October 13, 1999

3.1*	Underwriting Agreement dated December 16, 1994 between the registrant and Midland Walwyn Capital Inc. and ScotiaMcLeod Inc.

3.2*	Special Warrant Indenture dated December 16, 1994 between the registrant and Montreal Trust Company for Canada, as trustee

3.3*	Escrow agreement dated December 16, 1994 between the registrant and Messrs. Morris/Rose/Ledgett, Barristers and Solicitors, as trustee

3.4*	Subscription Agreements:

3.4.1*	Alcan Master Trust

3.4.2*	Deans Knight Capital Management

3.4.3*	Fiducie Desjardins A/C 900111.6.42

3.4.4*	Montreal Trust Company of Canada A/C 985630009

3.4.5*	Montreal Trust Company of Canada A/C 977050009

3.4.6*	Ontario Municipal Employees Retirement Board

3.4.7*	Royal Trust Corporation of Canada in Trust 0115977001

3.4.8*	Royal Trust Corporation of Canada in Trust 088665001

3.4.9*	Roytor & Co.

3.5*	Stock Option Plan dated July 16, 1987

3.6*	Employee Stock Option Plan approved May 17, 1995

3.7*	Purchase and Sale agreement dated November 2, 1994 between the Registrant and Carl Cook and Daniel L. Cook

3.8*	Stock Voting Agreement dated July 15, 1987 between Richard D. McGraw, Albert Gnat and Anthony F. Griffiths

3.9*	Confidential Transportation Contract dated January 1, 1993 between Trans Western Express Inc. and Canadian National Railway Company

3.10*	Agreement dated April 24, 1995 between the registrant, Borcross Limited, Carl Cook and Daniel L. Cook amending the terms of the Overland Note

3.11*	Engagement Letter dated April 28, 1995 between the registrant and Banc One Capital Corporation

3.13*	Offer of Employment dated September 30, 1998 from the registrant to Kevin Glass

3.14*	Share Purchase Agreement between the registrant and Randall Quast, dated July 21, 1998

3.15*	Cancellation of Stock Voting Agreement dated February 1, 2003 between Richard D. McGraw, Albert Gnat and Anthony F. Griffiths

3.16*	Code of Ethics and Professional Conduct for Directors and Senior Executives

3.17*	Prospectus Dated December 16, 2003

31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated January 30, 2004

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated January 30, 2004

*	Previously filed