Form 10-Q
period 2004-03-31
VITRAN CORP INC
filed 2004-05-07
CIK 946823

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM           to

Commission file number:

VITRAN CORPORATION INC.

Ontario, Canada	(I.R.S. Employer
(State of incorporation)	Identification No.)

185 The West Mall, Suite 701, Toronto, Ontario, Canada, M9C 5L5
(Address of principal executive offices)(Zip Code)

416-596-7664
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ]    No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The number of shares of common stock outstanding at April 21 2004 was 12,211,978.

Part I. Financial Information

Item 1: Financial Statements

VITRAN CORPORATION INC.

CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
(Unaudited)

(In thousands of United States dollars except for per share amounts)

	Three months	Three months
	Ended	Ended
	Mar. 31, 2004	Mar. 31, 2003
Revenue	$87,146	$77,469
Operating expenses	75,574	67,084
Selling, general and administrative expenses	8,163	6,933

	83,737	74,017

Income from operations before depreciation	3,409	3,452
Depreciation expense	1,308	1,369

Income from operations before undernoted	2,101	2,083
Interest expense, net	(43)	(453)
Gain on sale of capital assets	76	40

	33	(413)
Income from operations before income taxes	2,134	1,670
Income taxes	485	253

Net income	$1,649	$1,417

Retained earnings, beginning of period	$40,029	$30,044
Cost of repurchase of Class A shares in excess of book value	nil	(170)

Retained earnings, end of period	$41,678	$31,291

Earnings per share:
Basic	$0.14	$0.15
Diluted	$0.13	$0.14

See accompanying notes to consolidated financial statements.

VITRAN CORPORATION INC.

CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands of United States dollars)

	AS AT
	Mar. 31, 2004	Dec. 31, 2003
Assets
Current assets:
Cash	$2,360	$12,417
Marketable securities (2004 - Cdn $35,200, 2003 - Cdn $35,000)	26,837	26,996
Accounts receivable	40,689	35,685
Inventory, deposits and prepaid expenses	5,853	5,847
Future income tax assets	4,386	4,101

	80,125	85,046
Capital assets	35,151	35,102
Goodwill	44,802	44,865

	$160,078	$165,013

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	30,198	$34,092
Income and other taxes payable	2,722	4,007
Current portion of long-term debt	8,674	8,313

	41,594	46,412
Long-term debt	15,761	17,931
Future income tax liabilities	3,311	2,715

Shareholders’ equity:
Capital stock (note 3)	59,709	59,358
Retained earnings	41,678	40,029
Cumulative translation adjustment (note 2)	(1,975)	(1,432)

	99,412	97,955

	$160,078	$165,013

See accompanying notes to consolidated financial statements.

VITRAN CORPORATION INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(In thousands of United States dollars)

	Three months	Three months
	Ended	Ended
	Mar. 31, 2004	Mar. 31, 2003
Cash provided by (used in):
Operations:
Net income	$1,649	$1,417
Items not involving cash from operations
Depreciation and amortization	1,308	1,369
Future income taxes	296	(242)
Loss (gain) on sale of capital assets	(76)	(40)

	3,177	2,504
Change in non-cash working capital components	(10,189)	(2,261)

	(7,012)	243
Investments:
Purchase of capital assets	(1,635)	(1,282)
Proceeds on sale of capital assets	135	168
Purchase of marketable securities	(145)	—

	(1,645)	(1,114)
Financing:
Repayment of long-term debt	(1,809)	(1,138)
Issue of Class A Voting shares upon exercise of stock options	351	92
Repurchase of Class A Voting shares	—	(325)

	(1,458)	(1,371)
Effect of translation adjustment on cash	58	(257)

Increase (decrease) in cash position	(10,057)	(2,499)
Cash position, beginning of period	12,417	8,002

Cash position, end of period	$2,360	$5,503

Change in non-cash working capital components:
Accounts receivable	$(5,004)	$(5,752)
Inventory, deposits and prepaid expenses	(6)	341
Income and other taxes recoverable/payable	(1,285)	62
Accounts payable and accrued liabilities	(3,894)	3,087

	$(10,189)	$(2,261)

See accompanying notes to consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(In thousands of United States dollars except for per share amounts)

1.	Accounting Policies

The interim consolidated financial statements have been prepared in accordance with Canadian generally accepted accounting principles with reconciliation to United States generally accepted accounting principles in note 7 and follow the same accounting principles and methods of application as the most recent annual consolidated financial statements. The interim consolidated financial statements do not contain all the disclosures required by Canadian and United States generally accepted accounting principles. The interim consolidated financial statements have been prepared in accordance with instruction to Quarterly Report on Form 10-Q. The interim consolidated financial statements should be read in conjunction with the Company’s Annual Report and the Annual Report on Form 10-K.

These unaudited consolidated interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair presentation of the results of the interim period presented. Operating results for the quarter ended March 31, 2004, are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 2004.

All amounts in these consolidated interim financial statements are expressed in United States dollars, unless otherwise stated.

2.	Foreign Currency Translation

The United States dollar is the functional currency of the Company’s operations in the U.S. The Canadian dollar is the functional currency of the Company’s Canadian operations.

Each operation translates foreign currency denominated transactions into its functional currency using the rate of exchange in effect at the date of the transaction.

Monetary assets and liabilities denominated in foreign currency are translated into the functional currency of the operation using the period-end rate of exchange giving rise to a gain or loss that is recognized in income during the current period.

For reporting purposes, the Canadian operations are translated into United States dollars using the current rate method. Under this method, all assets and liabilities are translated at the period-end rate of exchange and all revenue and expense items are translated at the average rate of exchange for the period. The resulting translation adjustment is recorded as a separate component of shareholders equity. United States dollar debt of $24.3 million is designated as a hedge of the investment in the United States self-sustaining foreign operations.

3.	Capital Stock

(a)	Authorized

The Company’s capital stock consists of an unlimited number of Class A Voting shares, Class B non-voting shares and first preference shares, issuable in series.

(b)	Issued

	Mar. 31, 2004		Mar. 31, 2003
Class A Voting shares	Number	Amount	Number	Amount
Balance, beginning of year	12,094,278	$59,358	9,559,818	$27,857
Shares repurchased for cancellation	—	—	(54,200)	(158)

Shares issued upon exercise of employee’s stock options	88,700	351	21,000	92

Balance, end of period	12,182,978	$59,709	9,526,618	$27,791

(c)	Weighted average number of shares

The Company uses the treasury-stock method to calculate diluted earnings per share. Under the treasury-stock method, the weighted average number of shares outstanding for basic earnings per share is adjusted to reflect the assumed exercise of the Company’s outstanding stock options less the shares that could otherwise be acquired from the assumed proceeds on exercise.

	Three months	Three months
	Ended	Ended
	Mar. 31, 2004	Mar. 31, 2003
Weighted average number of shares:
Basic	12,115,292	9,555,516
Potential exercise of stock options	582,702	395,091

Diluted	12,697,994	9,950,607

4.	Stock Option Plan

Under the Company’s stock option plan, options to purchase Class A Voting shares of the Company may be granted to key employees, officers and directors of the Company and its affiliates by the Board of Directors or by the Company’s Compensation Committee. There are 736,900 options authorized under the plan. The term of each option is ten years and the vesting period is generally five years. The exercise price for options is the trading price of the Class A Voting shares of the Company on the Toronto Stock Exchange on the day of the grant.

The Company has applied the new fair value method for stock options granted on or after January 1, 2003. The Company has applied the pro forma disclosure provisions of the new standard to awards granted during 2002, and consistent with the standard, the pro forma effect of stock options granted prior to January 1, 2002 have not been included. The following table outlines the impact:

	Three months	Three months
	Ended	Ended
	Mar. 31, 2004	Mar. 31, 2003
Net income, as reported	$1,649	$1,417
Pro forma net income	$1,639	$1,408
Pro forma basic income per share	$0.14	$0.15
Pro forma diluted income per share	$0.13	$0.14

On March 9, 2004 the Board of Directors of the Company approved an amendment to the Company stock option plan to increase the aggregate number of Class A Voting Shares issuable under the Plan by an additional 750,000 Class A Voting shares and granted 205,000 stock options to executive officers and certain non-executive employees of the Company. The stock options granted on March 9, 2004 were not expensed in the first quarter financial statements as the shareholders of the Company had yet to approve the increase to the aggregate number of Class A Voting Shares reserved under the stock plan. The 205,000 stock options granted by the Board of Directors will be expensed pursuant to the fair value method commencing the second quarter of 2004 if approved by the shareholders of the Company at the 2004 Special and Annual Meeting of Shareholders.

5.	Contingent Liabilities

There exists certain legal actions against the Company, none of which is expected to have a material adverse effect on the consolidated financial position or results of operations of the Company.

6.	Segmented Information

Three months ended	Less-than-				Corporate Office	Consolidated
Mar. 31, 2004	truckload	Logistics	Truckload	Total	and Other	Totals
Revenue	$70,259	$8,167	$8,720	$87,146	$—	$87,146
Operating, selling, general and administrative expenses	67,181	7,747	8,187	83,115	622	83,737
Depreciation	1,129	78	86	1,293	15	1,308

Income (loss) from operations	$1,949	$342	$447	$2,738	$(637)	2,101
Interest expense, net						(43)
Gain on sale of fixed assets						76
Income taxes						485

Net income						$1,649

Three months ended	Less-than-				Corporate Office	Consolidated
Mar. 31, 2003	truckload	Logistics	Truckload	Total	and Other	Totals
Revenue	$63,224	$6,340	$7,905	$77,469	$—	$77,469
Operating, selling, general and administrative expenses	59,479	6,217	7,712	73,408	609	74,017
Depreciation	1,188	52	117	1,357	12	1,369

Income (loss) from operations	$2,557	$71	$76	2,704	$(621)	2,083
Interest expense, net						453
Gain on sale of fixed assets						40
Income taxes						253

Net income						$1,417

7.	Canadian and United States accounting policy differences:

(a)	Consolidated Statements of changes in shareholders’ equity

United States GAAP requires the inclusion of a consolidated statement of changes in shareholders’ equity for each statement of income year. Shareholders’ equity under United States GAAP is as follows:

			Other
	Capital	Retained	comprehensive
	stock	earnings	income	Total
Balance, December 31, 2003	$59,358	$39,171	$5,237	$103,766
Net income	—	1,649	—	1,649
Unrealized foreign currency loss	—	—	(543)	(543)
Shares issued upon exercise of options	351	—	—	351

Balance, March 31, 2004	$59,709	$40,820	$4,694	$105,223

(b)	Consolidated statements of cash flows:

Canadian GAAP permits the disclosure of a subtotal of the amount of cash provided by operations before changes in non-cash working capital items in the consolidated statements of cash flows. United States GAAP does not permit this subtotal to be included.

(c)	Statement of net income (loss) and comprehensive income (loss)

The following table reconciles net income for the three-month and nine-month periods as reported in the consolidated statement of operations to what would have been reported had the statements been prepared in accordance with United States GAAP.

United States GAAP requires the disclosure of a Statement of Comprehensive Income. Comprehensive income generally encompasses all changes in shareholders’ equity, except those arising from transactions with shareholders.

	Three months	Three months
	Ended	Ended
	Mar. 31, 2004	Mar. 31, 2003
Net income based on Canadian and United States GAAP	$1,649	$1,417
Net income based on United States GAAP	$1,649	$1,417
Other comprehensive income:
Change in cumulative translation adjustment	(543)	1,287
Obligation for derivative instruments (i)	—	116

Comprehensive income based on United States GAAP	$1,106	$2,820

	Three months	Three months
	Ended	Ended
Earnings per share	Mar. 31, 2004	Mar. 31, 2003
Earnings per share under United States GAAP
Basic	$0.14	$0.15
Diluted	$0.13	$0.14

(i)	The change in the fair value of the Company’s obligation for its interest rate swap, which was designated as a cash flow hedge, has been included net of the income tax effect of nil ($78,000).

(d)	Income from operations before depreciation

United States GAAP requires that depreciation be included in the determination of income from operations. Further, U.S. GAAP does not permit the disclosure of a subtotal of the amount of income from continuing operations before this item. Canadian GAAP requires the disclosure of a subtotal of the amount of income from operations before this item.

(e)	Stock-based compensation:

Pro forma stock option disclosure:

The following table outlines the pro forma impact if the compensation cost for the Company’s stock options is determined under the fair value method for awards granted on or after January 1, 1995.

	Three months	Three months
	Ended	Ended
	Mar. 31, 2004	Mar. 31, 2003
Net income based on United States GAAP	$1,649	$1,417
Pro forma net income	$1,608	$1,364
Pro forma basic income per share	$0.14	$0.14
Pro forma diluted income per share	$0.13	$0.14

Item 2. Management’s Discussion and Analysis of Results of Operation

Forward-Looking Statements: This Quarterly Report contains forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995 concerning Vitran Corporation Inc.’s business, operations, and financial performance and condition. When used in this Quarterly Report, the words “believe”, “anticipate”, “intend”, “estimate”, “expect”, “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such words. These forward-looking statements are based on current expectations and are naturally subject to uncertainty and changes in circumstances that may cause actual results to differ materially from those expressed or implied by such forward-looking statements. Factors that may cause such differences include but are not limited to technological change, regulatory change, the general health of the economy and competitive factors. More detailed information about these and other factors are included in the 2003 Annual Report and the Company’s Form 10-K in respect of 2003. Many of these factors are beyond the Company’s control; therefore, future events may vary substantially from what the Company currently foresees. You should not place undue reliance on such forward-looking statements. Vitran Corporation Inc. is under no obligation to update or alter such forward-looking statements whether as a result of new information, future events or otherwise. Unless otherwise indicated all dollar references herein are in U.S. dollars.

Overview

The first quarter of 2004 proved to be very challenging for Vitran. Nonetheless the Company responded well and produced respectable results. The Company’s LTL segment was significantly impacted by the five-week strike at CN Railway Co. (“CN”) that disrupted linehaul operations at the Canadian LTL business unit, reducing revenue and considerably increasing operating costs. However, the Company efficiently diverted many shipments over-the-road during the strike, and quickly resumed normal operations once the strike ended. CN is one of two national rail carriers operating in Canada. Also contributing to the quarter were much improved quarter-over-quarter results at the Logistics and Truckload segments.

Consolidated Results

The following table summarizes the Consolidated Statements of Income for the three-month periods ended March 31:

For the three months ended March 31,
(in thousands)	2004	2003	2004 vs 2003
Revenue	$87,146	$77,469	12.5%
Income from operations	2,101	2,083	1.0%
Interest expense, net	43	453	(90.5%)
Net Income	1,649	1,417	16.4%

Operating Ratio	97.6%	97.3%

Revenue increased 12.5% to $87.1 million for the first quarter of 2004 compared to $77.5 million in the first quarter of 2003. Revenue in the LTL segment increased 11.1% including the impact of the CN strike, while Logistics and Truckload segments 28.5% and 10.4% respectively, generating the consolidated improvement in revenue.

Income from operations for the first quarter of 2004 was in line with the first quarter of 2003 at $2.1 million. This was driven by the increase in costs attributable to the CN rail strike. Offsetting this decline were improvements at the Logistics and Truckload segments as well as improving fundamentals in the LTL segment. In addition, the Company changed the estimated useful life for its tractors from 7 years to 8 years and its trailers from 10 years to 12 years to more accurately reflect the actual useful life of its equipment and to bring the Company’s policy in line with its peer group. This change in estimate was booked prospectively and resulted in a reduction in depreciation expense of $0.2 million for the 2004 first quarter. The net impact of the items discussed above was that the consolidated operating ratio for the first quarter of 2004 increased to 97.6% compared to 97.3% in the first quarter of 2003.

Interest expense net of interest income was $43,000 for the first quarter of 2004 compared to $0.5 million in the first quarter of 2003. The decline is attributable to the company repaying $1.8 million of its outstanding debt obligations and a 50 basis point reduction in interest rate spreads starting in February 2004. As well, the Company’s Cdn $35.0 million in short-term investment generated interest income of Cdn $0.2 million.

Income tax expense for the first quarter of 2004 was $0.5 million compared to $0.3 million in the first quarter of 2003. The effective tax rate was 22.7% for the first quarter of 2004 compared to 15.1% in the first quarter of 2003 resulting from an increase in statutory rates as well as a higher proportion of income being earned in higher tax jurisdictions.

Net income improved by 16.4% to $1.6 million for the first quarter of 2004 compared to $1.4 million in the first quarter of 2003. This resulted in $0.14 per share basic and $0.13 diluted for the quarter, compared to $0.15 per share basic and $0.14 per share diluted in 2002. The weighted average number of shares for the first quarter of 2004 was 12.1 million basic and 12.7 million diluted compared to 9.6 million basic and 10.0 million diluted in the first quarter of 2003. The weighted average number of shares for 2004 reflects the Company’s 2.3 million share equity offering in the fourth quarter of 2003, and more dilution due to the fact that all outstanding stock options were in the money in the first quarter of 2004.

Segmented Results

Less-Than-Truckload (LTL)

The table below provides summary information for the LTL segment for the three-month periods ended March 31:

For the three months ended March 31,
(in thousands)	2004	2003	2004 vs 2003
Revenue	$70,259	$63,224	11.1%
Income from operations	1,949	2,557	(23.8%)
Operating ratio	97.2%	96.0%

In spite of the CN strike that reduced LTL income from operations by approximately $1.0 million, the segment increased 2004 first quarter revenue by 11.1% to $70.3 compared to $63.2 million in the first quarter of 2003. Of particular note was the 22.9% growth in the LTL transborder activity for the first quarter 2004 compared to the first quarter 2003 that offset some of the margin declines resulting from the CN strike. The LTL segment’s operating ratio increased to 97.2% in the first quarter of 2004 from 96.0% in the first quarter of 2003.

The Canadian LTL business unit increased revenue in three of its lines of business: regional, expedited, and transborder. However, the national line of business that was most significantly impacted by the CN strike recorded a decline in revenue. Once the CN strike ended, the Canadian LTL unit together with CN worked diligently to schedule shipments through the intermodal yards resulting in a significant rebound in shipments and revenue in the second half of March. Both shipments and tonnage increased 5.8% while revenue per hundredweight declined 1.5% for the first quarter of 2004 compared to the first quarter of 2003.

The U.S. LTL business unit increased revenue by 6.9% to $40.4 million for the first quarter of 2004 compared to $37.8 million in the first quarter of 2003. The improvement in revenue was driven by increase in shipments of 4.6% and an increase in tonnage of 9.5%. Revenue per hundredweight declined 2.3% percent for the quarter driven by an increase in average shipment size of 4.6% and a change in freight mix.

Logistics

The table below provides summary information for the Logistics segment for the three-month periods ended March 31:

For the three months ended March 31,
(in thousands)	2004	2003	2004 vs 2003
Revenue	$8,167	$6,340	28.8%
Income from operations	342	71	381.7%
Operating ratio	95.8%	98.9%

Revenues for the Logistics segment were up 28.8% for the first quarter of 2004, and operating ratio improved to 95.8% compared to 98.9% in the first quarter of 2003. Revenue and income from operation increases were attributable to improvements across all the logistics business units.

Truckload (TL)

The table below provides summary information for the TL segment for the three-month periods ended March 31:

For the three months ended March 31,
(in thousands)	2004	2003	2004 vs 2003
Revenue	$8,720	$7,905	10.3%
Income from operations	447	76	488.2%
Operating ratio	94.9%	99.0%

Revenue for the Truckload segment increased from 10.3% to $8.7 million in the first quarter of 2004 compared to $7.9 million in the first quarter of 2003. The Truckload segment successfully increased revenue per total mile by 9.2% and decreased empty miles by 18.8% while shipments declined slightly by 1.6% for the first quarter of 2004 compared to the same period in 2003. The revenue increase and yield improvement lowered the operating ratio to 94.9% from 99.0% in the first quarter of 2003.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow from continuing operations before working capital changes for the 2004 first quarter was $3.2 million compared to $2.5 million in 2003 due primarily to the increase in net income. Non-cash working capital changes consumed $10.2 million in the first quarter of 2004 compared to $2.3 million in 2003. While accounts receivable increased in the first quarter of 2004 compared to December 2003 due to higher revenue, average days sales outstanding declined to 39.4 days in the first quarter of 2004 compared to 39.8 days in the fourth quarter of 2003.

Interest-bearing debt decreased to $24.4 million at March 31, 2004 from $26.2 million at the end of 2003. The interest-bearing debt is comprised of $24.3 million drawn under the term bank credit facility and a capital lease of $0.1 million. During the first quarter the company repaid $1.8 million of interest-bearing debt. At March 31, 2004, the Company had Cdn $21.6 million of unused credit facilities.

In December 2003, the Company issued and sold, in an underwritten public offering, 2,300,000 shares of Class A Voting stock in consideration for net proceeds of $29.4 million. The proceeds of the offering are to be used to fund possible future acquisitions and capital expenditures and may be used to repay amounts outstanding under the Company’s credit facilities. At March 31, 2004, the Company had $2.4 million of cash on hand as well as Cdn $35.2 million in investment grade short-term securities.

Capital expenditures amounted to $1.6 million for the first quarter of 2004 and were funded out of operating cash flows of the Company. The table below sets forth the Company’s capital expenditures for the three-month periods ended March 31.

For the three months ended March 31,	2004	2003
Real estate and buildings	$32	$9
Tractors	92	—
Trailing fleet	1,085	764
Information technology	279	763
Leasehold improvements	4	—
Other equipment	142	46

Total	$1,635	$1,282

Management estimates that cash capital expenditures for the remainder of 2004 will be between $6.4 million and $8.4 million, the majority of which will be for tractors and trailers. The Company also anticipates entering into operating leases to fund the acquisition of equipment with a capital cost of between $7.3 and $9.3 million.

The Company has contractual obligations that include long-term debt consisting of a term debt facility, capital leases for operating equipment in the Logistics segment and off-balance sheet operating leases primarily consisting of tractor, trailing fleet and real estate leases. Operating leases form an integral part of the Company’s financial structure and operating methodology as it provides an alternative cost effective and flexible form of financing. The following table summarizes our significant contractual obligations and commercial commitments as of March 31, 2004:

(in thousands of dollars)	Payments due by period
Contractual Obligations	Total	2004	2005&2006	2007&2008	Thereafter
Long-term debt	$24,321	$6,486	$17,835	$Nil	$Nil
Capital lease obligations	114	19	57	38

Sub-total	24,435	6,505	17,892	38	Nil
Off-balance sheet commitments
Operating leases	44,218	11,441	19,830	9,266	3,681

Total Contractual Obligations	$68,653	$17,946	$37,722	$9,304	$3,681

In addition to the above noted contractual obligations, the Company, as at March 31, 2004, utilized the revolving credit facility for a standby letter of credit of $2.6 million expiring in November 2004. The letter of credit is used as collateral for self-insured retention of insurance claims.

A significant decrease in demand for our services could limit the Company’s ability to generate cash flow and affect its profitability. The Company’s credit agreement contains covenants that require the company to achieve stated levels of financial performance, which, if not achieved, could cause an acceleration of the payment schedules. Management does not anticipate a significant decline in business levels or financial performance and expects that existing working capital, together with available revolving facilities, is sufficient to fund operating and capital requirements in 2004 as well as service the contractual obligations.

OUTLOOK

Although the first quarter of 2004 posed significant operating challenges due to the five-week CN strike that affected the Canadian LTL business, the Company quickly recovered and posted better than expected results. Management intends to maintain its focus on improving results by focusing on revenue and yield improvement in its LTL segment. It is still the Company’s objective to use the proceeds from the December 2003 public offering to acquire an LTL operation in a new regional market contiguous to the existing network. There are promising signs of economic improvement that augur well for the balance of the year.

(1) Operating ratio (“OR”) is a non-GAAP financial measure which does not have any standardized meaning prescribed by GAAP. OR is the sum of operating expenses, selling, general and administrative expenses and depreciation expense, divided by revenue. Although OR is not a recognized financial measure defined by GAAP, it is a widely recognized measure in the transportation industry which the Company believes provides a comparable benchmark for evaluating its performance compared to its competitors. Investors should also note that the Company’s presentation of OR may not be comparable to similarly titled measures by other companies. OR is calculated as follows:

For the three months ended March 31,:	2004	2003
Operating expenses	$75,574	$67,088
Selling, general and administrative expenses	8,163	6,930
Depreciation expense	1,308	1,369
	$85,045	$75,387

Revenue	$87,146	$77,469

Operating ratio (“OR”)	97.6%	97.3%

(2)	A shipment is a single movement of goods from a point of origin to its final destination as described on a bill of lading document.

(3)	Weight represents the total pounds shipped by each LTL business unit.

(4)	Revenue per mile represents TL revenue divided by the total number of miles for the period.

(5)	Revenue per hundredweight is the price obtained for transporting 100 pounds of LTL freight from point to point, calculated by dividing the revenue for an LTL shipment by the hundredweight (weight in pounds divided by 100) for a shipment.

(6)	Empty miles represents the number of miles driven during the period without a loaded shipment by a TL segment owner operator.

Kevin Glass
Vice President Finance &
    Chief Financial Officer

April 16, 2004

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to the impact of interest rate changes. The Company is exposed to changes in interest rates on its borrowings under the term bank facility that has a variable interest rate tied to the LIBOR rate. The term bank credit facility of $24.3 million had a weighted-average interest rate on borrowings of 2.65% in the first quarter of 2004. We estimate that the fair value of the term credit facility approximates the carrying value.

(in thousands of dollars)	Payments due by period
Long-term debt	Total	2004	2005&2006	2007&2008	Thereafter
Variable Rate
Term bank facility	$24,321	$6,486	$17,835	$Nil	$Nil
Average interest rate	2.65%	2.65%	2.65%
Fixed Rate
Capital lease obligation	114	19	57	38	Nil
Average interest rate	6.79%	6.79%	6.79%	6.79%

Total	$24,435	$6,505	$17,892	$38	$Nil

The Company’s investment of Cdn $35.2 million in marketable securities is invested in short-term, highly rated government securities, treasury bills and investment grade commercial paper and realized average returns of 2.31% for the first quarter of 2004.

Item 4. Controls and Procedures

a)	As of April 20, 2004, the Chief Executive Officer and the Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures in accordance with Rule 13a-15 under the Exchange Act for the quarter ended March 31, 2004. Based on their evaluation, the Company’s Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures enable us to record, process, summarize and report in a timely manner the information that we are required to disclose in our Exchange Act reports.

b)	There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

There exists certain legal actions against the Company, none of which is expected to have a material adverse effect on the consolidated financial position or results of operations of the Company.

Item 2. Changes in Securities and Use of Proceeds

In December of 2003 Vitran, using Avondale Partners as the lead underwriting firm, issued 2,300,000 Class A Voting common shares for gross proceeds of $31.6 million in a public offering. Commissions to the underwriters amounted to $1.6 million and other expenses of the offering amounted to $0.6 million resulting in net proceeds of $29.4 million. As of March 31, 2004, it is still the intention of Vitran’s management to use the net proceeds from the public offering to fund possible future acquisitions, capital expenditures and repay amounts outstanding under credit facilities.

Item 3. Defaults Upon Senior Securities — None

Item 4. Submission of Matters to a Vote of Security Holders

(a)	On April 21, 2004 the Company held an Annual and Special Meeting of Shareholders.

(b)	The following directors were elected for a three year term with the indicated number of votes set forth below:

Nominee	For	Withheld
Richard D. McGraw	9,763,420	57,883
Richard E. Gaetz	9,763,420	57,883
Anthony F. Griffiths	9,765,120	56,183
Graham W. Savage	9,766,420	54,883
Georges Hébert	9,766,420	54,883
William Deluce	9,766,420	54,883

(c)	The proposal for the ratification of the appointment of KPMG LLP as Independent Auditors for 2004 was voted on and approved at the meeting by the following vote: For: 9,816,820 Withheld: 4,483.

(d)	The resolution approving an amendment of the Company’s stock option plan (the “Plan”) to increase the number of Class A Voting Shares that were available to be issued pursuant to the Plan from 1,000,000 to 1,750,000 Class A Voting Shares was voted on and approved at the meeting by the following vote: For: 4,198,121 Against: 2,847,195 Abstained: 2,775,987

(e)	The special resolution approving an amendment to the articles of incorporation of the Company to cancel the authorized but unissued Class B non-Voting Shares and First Preference Shares and redesignate the Class A Voting Shares as Common Shares was voted on and approved at the meeting by the following vote:
For: 9,809,503 Against: 10,600 Withheld: 1,200.

Item 5. Other Information — None

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit
Number	Description of Exhibit
31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 20, 2004.
32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated April 20, 2004.

(b)	Reports on Form 8-K

   i) Vitran Corporation Inc. filed a Current Report on Form 8-K dated February 11, 2004 related to its financial results for the fourth quarter and year ended 2003.

   ii) Vitran Corporation Inc. filed a Current Report on Form 8-K dated March 23, 2004 related to 2003 Annual Report.

   iii) Vitran Corporation Inc. filed a Current Report on Form 8-K dated March 22, 2004 related to a press release to update investors on first quarter 2004 expected results.

   iv) Vitran Corporation Inc. filed a Current Report on Form 8-K dated April 15, 2004 related to a press release to update investors on first quarter 2004 expected results.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VITRAN CORPORATION INC.

/s/ KEVIN A. GLASS

Kevin A. Glass
Date: April 20, 2004	Vice President of Finance and
Chief Financial Officer
(Principal Financial Officer)

/s/ SEAN WASHCHUK

Sean Washchuk
Date: April 20, 2004	Corporate Controller
(Principal Accounting Officer)