Form 10-Q
period 2004-06-30
VITRAN CORP INC
filed 2004-07-27
CIK 946823

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 30, 2004

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

The number of shares of common stock outstanding at July 21 2004 was 12,301,978.

Part I. Financial Information

Item 1: Financial Statements

VITRAN CORPORATION INC.

CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
(Unaudited)

(In thousands of United States dollars except for per share amounts)

	Three	Three	Six	Six
	months	months	months	months
	Ended	Ended	Ended	Ended
	Jun. 30, 2004	Jun. 30, 2003	Jun. 30, 2004	Jun. 30, 2003
Revenue	$93,931	$84,135	$181,077	$161,600
Operating expenses	78,665	70,656	154,239	137,740
Selling, general and administrative expenses	8,201	8,042	16,364	14,975

	86,866	78,698	170,603	152,715

Income from operations before depreciation	7,065	5,437	10,474	8,889
Depreciation expense	1,232	1,364	2,540	2,733

Income from operations before undernoted	5,833	4,073	7,934	6,156
Interest expense, net	(37)	(354)	(80)	(807)
Gain (loss) on sale of capital assets	37	(140)	113	(100)

	—	(494)	33	(907)
Income from operations before income taxes	5,833	3,579	7,967	5,249
Income taxes	1,446	855	1,931	1,108

Net income	$4,387	$2,724	$6,036	$4,141

Retained earnings, beginning of period	$41,678	$31,291	$40,029	$30,044
Cost of repurchase of Class A shares in excess of book value	nil	(181)	nil	(351)

Retained earnings, end of period	$46,065	$33,834	$46,065	$33,834

Earnings per share:
Basic	$0.36	$0.29	$0.50	$0.43
Diluted	$0.34	$0.27	$0.47	$0.42

     See accompanying notes to consolidated financial statements.

VITRAN CORPORATION INC.

CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands of United States dollars)

	AS AT
	Jun. 30, 2004	Dec. 31, 2003
Assets
Current assets:
Cash	$7,961	$12,417
Marketable securities (2004 - Cdn $35,300, 2003 - Cdn $35,000)	26,533	26,996
Accounts receivable	42,521	35,685
Inventory, deposits and prepaid expenses	5,163	5,847
Future income tax assets	4,576	4,101

	86,754	85,046
Capital assets	34,978	35,102
Goodwill	44,708	44,865

	$166,440	$165,013

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	33,562	$34,092
Income and other taxes payable	3,948	4,007
Current portion of long-term debt	8,674	8,313

	46,184	46,412
Long-term debt	13,591	17,931
Future income tax liabilities	3,060	2,715
Shareholders’ equity:
Capital stock (note 3)	60,257	59,358
Contributed surplus	58	—
Retained earnings	46,065	40,029
Cumulative translation adjustment (note 2)	(2,774)	(1,432)

	103,605	97,955

	$166,440	$165,013

     See accompanying notes to consolidated financial statements.

VITRAN CORPORATION INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(In thousands of United States dollars)

	Three months	Three months	Six months	Six months
	Ended	Ended	Ended	Ended
	Jun. 30, 2004	Jun. 30, 2003	Jun. 30, 2004	Jun. 30, 2003
Cash provided by (used in):
Operations:
Net income	$4,387	$2,724	$6,036	$4,141
Items not involving cash from operations
Depreciation and amortization	1,232	1,364	2,540	2,733
Future income taxes	(465)	(38)	(169)	(280)
Stock based compensation expense	58	—	58
Loss (gain) on sale of capital assets	(37)	140	(113)	100

	5,175	4,190	8,352	6,694
Change in non-cash working capital components	3,448	(1,745)	(6,741)	(4,006)

	8,623	2,445	1,611	2,688
Investments:
Purchase of capital assets	(1,443)	(310)	3,078)	(1,592)
Proceeds on sale of capital assets	79	123	214	291
Purchase of marketable securities	(146)	—	(291)	—

	(1,510)	(187)	(3,155)	(1,301)
Financing:
Repayment of long-term debt	(2,168)	(2,411)	(3,977)	(3,549)
Issue of Class A Voting shares upon exercise of stock options	548	79	899	171
Repurchase of Class A Voting shares	—	(319)	—	(644)

	(1,620)	(2,651)	(3,078)	(4,022)
Effect of translation adjustment on cash	108	(448)	166	(705)

Increase (decrease) in cash position	5,601	(841)	(4,456)	(3,340)
Cash position, beginning of period	2,360	5,503	12,417	8,002

Cash position, end of period	$7,961	$4,662	$7,961	$4,662

Change in non-cash working capital components:
Accounts receivable	$(1,832)	$(1,342)	$(6,836)	$(7,094)
Inventory, deposits and prepaid expenses	690	713	684	1,054
Income and other taxes recoverable/payable	1,226	468	(59)	530
Accounts payable and accrued liabilities	3,364	(1,584)	(530)	1,503

	$3,448	$(1,745)	$(6,741)	$(4,006)

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

These unaudited consolidated interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair presentation of the results of the interim period presented. Operating results for the quarter ended June 30, 2004, are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 2004.

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

For reporting purposes, the Canadian operations are translated into United States dollars using the current rate method. Under this method, all assets and liabilities are translated at the period-end rate of exchange and all revenue and expense items are translated at the average rate of exchange for the period. The resulting translation adjustment is recorded as a separate component of shareholders equity. United States dollar debt of $22.3 million is designated as a hedge of the investment in the United States self-sustaining operations.

3.	Capital Stock

(a)	Authorized

The Company’s capital stock consists of an unlimited number of Common Shares. On April 21, 2004 the shareholders of the Company voted to redesignate the Company’s Class A Voting shares as Common Shares and cancelled the previously unissued Class B non-voting shares and first preference shares.

(b)	Issued

	June 30, 2004		June 30, 2003
Common Shares	Number	Amount	Number	Amount
Balance, beginning of year	12,094,278	$59,358	9,559,818	$27,857
Shares repurchased for cancellation	—	—	(106,500)	(312)
Shares issued upon exercise of employee’s stock options	207,700	899	35,320	171

Balance, end of period	12,301,978	$60,257	9,488,638	$27,716

(c)	Weighted average number of shares

The Company uses the treasury-stock method to calculate diluted earnings per share. Under the treasury-stock method, the weighted average number of shares outstanding for basic earnings per share is adjusted to reflect the assumed exercise of the Company’s outstanding stock options less the shares that could otherwise be acquired from the assumed proceeds on exercise.

	Three months	Three months	Six months	Six months
	Ended	Ended	Ended	Ended
	Jun. 30, 2003	Jun. 30, 2003	Jun. 30, 2004	Jun. 30, 2003
Weighted average number of shares:
Basic	12,266,703	9,511,133	12,190,998	9,533,202
Potential exercise of stock options	505,081	399,761	525,555	401,316

Diluted	12,771,784	9,910,894	12,716,553	9,934,518

4.	Stock Option Plan

Under the Company’s stock option plan, options to purchase Common Shares of the Company may be granted to key employees, officers and directors of the Company and its affiliates by the Board of Directors or by the Company’s Compensation Committee. There are 1,367,900 options authorized under the plan. The term of each option is ten years and the vesting period is generally five years. The exercise price for options is the trading price of the Common Shares of the Company on the Toronto Stock Exchange on the day of the grant. The Company has applied the fair value method for stock options granted on or after January 1, 2003. The Company has applied the pro forma disclosure provisions of the standard to awards granted during 2002, and consistent with the standard, the pro forma effect of stock options granted prior to January 1, 2002 have not been included. The following table outlines the impact:

	Three months	Three months	Six months	Six months
	Ended	Ended	Ended	Ended
	Jun. 30, 2003	Jun. 30, 2003	Jun. 30, 2004	Jun. 30, 2003
Net income, as reported	$4,387	$2,724	$6,036	$4,141
Pro forma net income	$4,377	$2,714	$6,016	$4,123
Pro forma basic income per share	$0.36	$0.29	$0.49	$0.43
Pro forma diluted income per share	$0.34	$0.27	$0.47	$0.42

On March 9, 2004 the Board of Directors of the Company approved an amendment to the Company stock option plan to increase the aggregate number of Common Shares issuable under the Plan by an additional 750,000 Common Shares and granted 205,000 stock options to executive officers and certain non-executive employees of the Company. The stock options granted on March 9, 2004 were not expensed in the first quarter financial statements as the shareholders of the Company had yet to approve the increase to the aggregate number of Common Shares reserved under the stock plan. On April 21, 2004 the shareholders of the Company approved the amendment to the stock option plan. Accordingly, for the 205,000 stock options granted, the associated stock option expense of $58,000 pursuant to the fair value method has been recognized in the financial statements.

The fair value of each stock option granted was estimated on April 21, 2004 using the Black-Scholes fair value option-pricing model with the following assumptions:

Risk-free interest rate	4.98%
Dividend Yield	0.0%
Volatility factor of the future expected market price of the Company’s common shares	35.98%
Expected life of the options	10 years

5.	Contingent Liabilities

There exists certain legal actions against the Company, none of which is expected to have a material adverse effect on the consolidated financial position or results of operations of the Company.

6.	Segmented Information

Three months ended	Less-than-				Corporate Office	Consolidated
June 30, 2004	truckload	Logistics	Truckload	Total	and Other	Totals
Revenue	$75,958	$8,768	$9,205	$93,931	$—	$93,931
Operating, selling, general and administrative expenses	69,414	8,251	8,629	86,294	572	86,866
Depreciation	1,054	75	89	1,218	14	1,232

Income (loss) from operations	$5,490	$442	$487	$6,419	$(586)	5,833
Interest expense, net						37
Gain on sale of fixed assets						37
Income taxes						1,446

Net income						$4,387

Three months ended	Less-than-				Corporate Office	Consolidated
June 30, 2003	truckload	Logistics	Truckload	Total	and Other	Totals
Revenue	$68,495	$7,124	$8,516	$84,135	$—	$84,135
Operating, selling, general and administrative expenses	63,057	6,876	8,143	78,076	621	78,697
Depreciation	1,159	56	135	1,350	14	1,364

Income (loss) from operations	$4,279	$192	$238	4,709	$(635)	4,074
Interest expense, net						354
Gain (loss) on sale of fixed assets						(140)
Income taxes						855

Net income						$2,725

Six months ended	Less-than-				Corporate Office	Consolidated
June 30, 2004	truckload	Logistics	Truckload	Total	and Other	Totals
Revenue	$146,217	$16,935	$17,925	$181,077	$—	$181,077
Operating, selling, general and administrative expenses	136,595	15,998	16,816	169,409	1,194	170,603
Depreciation	2,183	153	175	2,511	29	2,540

Income (loss) from operations	$7,439	$784	$934	$9,157	$(1,223)	7,934
Interest expense, net						80
Gain on sale of fixed assets						113
Income taxes						1,931

Net income						$6,036

Six months ended	Less-than-				Corporate Office	Consolidated
June 30, 2003	truckload	Logistics	Truckload	Total	and Other	Totals
Revenue	$131,717	$13,463	$16,420	$161,600	$—	$161,600
Operating, selling, general and administrative expenses	122,535	13,092	15,854	151,481	1,230	152,711
Depreciation	2,347	108	252	2,707	26	2,733

Income (loss) from operations	$6,835	$263	$314	7,412	$(1,256)	6,156
Interest expense, net						807
Gain (loss) on sale of fixed assets						(100)
Income taxes						1,108

Net income						$4,141

7.	Canadian and United States accounting policy differences:

(a)	Consolidated Statements of changes in shareholders’ equity

United States GAAP requires the inclusion of a consolidated statement of changes in shareholders’ equity for each statement of income year. Shareholders’ equity under United States GAAP is as follows:

				Other
	Capital	Contributed	Retained	comprehensive
	stock	Surplus	earnings	income	Total
Balance, December 31, 2003	$59,358	$—	$39,171	$5,237	$103,766
Net income	—	—	4,387	—	4,387
Unrealized foreign currency loss	—	—	—	(1,342)	(1,342)
Stock based compensation expense	—	58	—	—	58
Shares issued upon exercise of options	899	—	—	—	899

Balance, June 30, 2004	$60,257	$58	$43,558	$3,895	$107,768

(b)	Consolidated statements of cash flows:

Canadian GAAP permits the disclosure of a subtotal of the amount of cash provided by operations before changes in non-cash working capital items in the consolidated statements of cash flows. United States GAAP does not permit this subtotal to be included.

(c)	Statement of net income (loss) and comprehensive income (loss)

The following table reconciles net income for the three-month and six-month periods as reported in the consolidated statement of operations to what would have been reported had the statements been prepared in accordance with United States GAAP.

United States GAAP requires the disclosure of a Statement of Comprehensive Income. Comprehensive income generally encompasses all changes in shareholders’ equity, except those arising from transactions with shareholders.

	Three	Three	Six	Six
	months	months	months	months
	Ended	Ended	Ended	Ended
	Jun. 30,	Jun. 30,	Jun. 30,	Jun. 30,
	2004	2003	2004	2003
Net income based on Canadian and United States GAAP	$4,387	$2,724	$6,036	$4,141
Net income based on United States GAAP	$4,387	$2,724	$6,036	4,141
Other comprehensive income:
Change in cumulative translation adjustment	(800)	1,643	(1,342)	2,930
Obligation for derivative instruments (i)	—	—	—	116

Comprehensive income based on United States GAAP	$3,587	$4,367	$4,694	$7,187

(i) The change in the fair value of the Company’s obligation for its interest rate swap, which was designated as a cash flow hedge, has been included net of the income tax effect of nil (2003 - $78,000).

(d)	Earnings per share

	Three	Three	Six	Six
	months	months	months	months
	Ended	Ended	Ended	Ended
	Jun. 30,	Jun. 30,	Jun. 30,	Jun. 30,
	2004	2003	2004	2003
Earnings per share under United States GAAP
Basic	$0.36	$0.29	$0.50	$0.43
Diluted	$0.34	$0.27	$0.47	$0.42

(e)	Income from operations before depreciation

United States GAAP requires that depreciation be included in the determination of income from operations. Further, U.S. GAAP does not permit the disclosure of a subtotal of the amount of income from continuing operations before this item. Canadian GAAP permits the disclosure of a subtotal of the amount of income from operations before this item.

(f)	Stock-based compensation:

Pro forma stock option disclosure:

The following table outlines the pro forma impact if the compensation cost for the Company’s stock options is determined under the fair value method for awards granted on or after January 1, 1995.

	Three	Three	Six	Six
	months	months	months	months
	Ended	Ended	Ended	Ended
	Jun. 30, 2004	Jun. 30, 2003	Jun. 30, 2004	Jun. 30, 2003
Stock options granted	205,000	—	—	—
Net income based on United States GAAP	$4,387	$2,724	$6.036	$4,141
Pro forma net income	$4,346	$2,671	$5,954	$4,035
Pro forma basic income per share	$0.35	$0.28	$0.49	$0.42
Pro forma diluted income per share	$0.34	$0.27	$0.47	$0.41

Item 2. Management’s Discussion and Analysis of Results of Operation

Forward-Looking Statements: This Quarterly Report contains forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995 concerning Vitran Corporation Inc.’s business, operations, and financial performance and condition. When used in this Quarterly Report, the words “believe”, “anticipate”, “intend”, “estimate”, “expect”, “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such words. These forward-looking statements are based on current expectations and are naturally subject to uncertainty and changes in circumstances that may cause actual results to differ materially from those expressed or implied by such forward-looking statements. Factors that may cause such differences include but are not limited to technological change, regulatory change, the general health of the economy and competitive factors. More detailed information about these and other factors are included in the 2003 Annual Report and the Company’s Form 10-K in respect of 2003. Many of these factors are beyond the Company’s control; therefore, future events may vary substantially from what the Company currently foresees. You should not place undue reliance on such forward-looking statements. Vitran Corporation Inc. is under no obligation to update or alter such forward-looking statements whether as a result of new information, future events or otherwise. Unless otherwise indicated all dollar references herein are in U.S. dollars. Definitions of non-GAAP measures are listed subsequent to the management discussion and analysis of results of operations.

Overview

The second quarter of 2004 marked another record quarter for Vitran. Net income increased 61.0% over the prior year second quarter and marked the eleventh consecutive quarter of improved earnings. All segments within the Company improved, posting both revenue and profitability increases. The LTL segment benefited from economic expansion in the Midwestern United States while continuing to make market shares gains in Canada and the United States. For the six-month period ended June 30, 2004 results exceeded the prior year six-month period despite the adverse impact of the five-week strike at CN Railway Co. (“CN”). Strike related issues disrupted linehaul operations at the Canadian LTL business unit, reducing revenue and considerably increasing operating costs in during February and March 2004. However, the Company efficiently diverted many shipments over-the-road during the strike, and quickly resumed normal operations once the strike ended. Strong results at both the Truckload and the Logistics segments also contributed to the improvement.

Consolidated Results

The following table summarizes the Consolidated Statements of Income for the periods ended:

	For the three months ended June 30			For the six months ended June 30
(in thousands)	2004	2003	2004 vs 2003	2004	2003	2004 vs 2003
Revenue	$93,931	$84,135	11.6%	$181,077	$161,600	12.1%
Income from operations	5,833	4,073	43.2%	7,934	6,156	28.9%
Interest expense, net	37	354	(89.5)%	80	807	(90.1)%
Net income	4,387	2,724	61.0%	6,036	4,141	45.8%
Operating Ratio	93.8%	95.2%		95.6%	96.2%

Revenue increased 11.6% to $93.9 million for the second quarter of 2004 compared to $84.1 million in the second quarter of 2003. Revenue in the LTL segment increased 10.9% while revenue at the Logistics and Truckload segments grew 23.1% and 8.1% respectively. For the six months ended June 30, 2004 revenue increased 12.1% to $181.1 million compared to $161.6 million for the same period in 2003.

Income from operations for the second quarter of 2004 improved 43.2% to $5.8 million compared to $4.1 million in the second quarter of 2003. All three segments, LTL, Logistics and Truckload, posted quarter over prior year quarter improvements of 28.3%, 130.2% and 104.6%, respectively. Economic growth, primarily in the Midwestern United States buoyed the results of the LTL and Truckload segments. Improved density and continuing focus on cost control also improved profitability. For the six months ended June 30, 2004 income from operations increased 28.9% to $7.9 million compared to $6.2 million for the same period in 2003. Improvements at the Logistics and Truckload segments as well as improving fundamentals in the LTL segment contributed to the increase. In addition, the Company changed the estimated useful life for its tractors from 7 years to 8 years and its trailers from 10 years to 12 years to more accurately reflect the actual useful life of its equipment and to bring the Company’s policy in line with its peer group. This change in estimate was recorded prospectively and resulted in a reduction in depreciation expense of $0.2 million for the 2004 second quarter and $0.4 million for the six month ended June 30, 2004. The net impact of the items discussed above was that the consolidated operating ratio for the second quarter of 2004 improved to 93.8% compared to 95.2% in the second quarter of 2003. The operating ratio for the six months ended June 30, 2004 improved to 95.6% compared to 96.2% for the same period in 2003.

Interest expense net of interest income was $0.1 million for the six months ended June 30, 2004 compared to $0.8 million in the six months ended June 30, 2003. This reduction was primarily due to the Company’s Cdn $35.3 million in short-term investments generating interest income of Cdn $0.3 million. As well, the Company repaid $4.0 million of its outstanding debt obligations and had a 50 basis point reduction in interest rate spreads starting in February 2004.

Income tax expense for the second quarter of 2004 was $1.4 million compared to $0.9 million in the second quarter of 2003. The effective tax rate was 24.8% for the second quarter of 2004 compared to 23.9% in the second quarter of 2003. For the six months ended June 30, 2004 the effective tax rate was 24.2% compared to 21.1% for the same period a year ago. The increase in effective rates can be attributed to an increase in statutory rates as well as a higher proportion of income being earned in higher tax jurisdictions.

Net income improved by 61.0% to $4.4 million for the second quarter of 2004, an all time record for Vitran, compared to $2.7 million in the second quarter of 2003. This resulted in $0.36 per share basic and $0.34 diluted for the quarter, compared to $0.29 per share basic and $0.27 per share diluted in 2003. The weighted average number of shares for the second quarter of 2004 was 12.3 million basic and 12.8 million diluted compared to 9.5 million basic and 9.9 million diluted shares in the second quarter of 2003. For the six months ended June 30, 2004 net income improved by 45.8% to $6.0 million compared to $4.1 million in the same period a year ago. This resulted in $0.50 per share basic and $0.47 diluted for the quarter, compared to $0.43 per share basic and $0.42 per share diluted in 2003. The weighted average number of shares for the six-

month period of 2004 was 12.2 million basic and 12.7 million diluted compared to 9.5 million basic and 9.9 million diluted shares in the six month period of 2003. The weighted average number of shares for 2004 reflects the Company’s 2.3 million share equity offering in the fourth quarter of 2003, and more dilution due to the fact that the majority of outstanding stock options were in the money in the three month and six month period ended June 30, 2004.

Segmented Results

Less-Than-Truckload (LTL)

The table below provides summary information for the LTL segment for the periods ended June 30:

	For the three months ended June 30			For the six months ended June 30
(in thousands)	2004	2003	2004 vs 2003	2004	2003	2004 vs 2003
Revenue	$75,958	$68,495	10.9%	$146,217	$131,717	11.0%
Income from Operations	5,490	4,279	28.3%	7,439	6,835	8.8%
Operating Ratio	92.8%	93.8%		94.9%	94.8%

The LTL segment posted another quarterly improvement in revenue, increasing 10.9%. Income from operations for the second quarter of 2004 improved 28.3% to $5.5 million, compared $4.3 million in 2003. Increased density throughout Canadian and U.S. infrastructure including a 47.5% increase in transborder revenue contributed to the improvement. The LTL segment’s operating ratio for the second quarter improved to 92.8% compared to 93.8% in the second quarter of 2003. Income from operations for the six-month period ended June 30, 2004 increased 8.8% to $7.4 million compared to $6.8 million in the same period a year ago. Income from operations for the six-month period include the adverse impact of approximately $1.0 million related to the CN strike. Transborder revenue increased 45.1% for the 2004 six-month period, partially offsetting the CN strike impact, contributing to the operating ratio of 94.9% compared to 94.8% in the 2003 six-month period.

The Canadian LTL business unit increased revenue in all of its lines of business: national, regional, expedited, and transborder. Market share gains and a firm pricing environment in the Canadian LTL unit helped grow revenue 10.3% in second quarter of 2004 compared to the same period in 2003. For the 2004 second quarter compared to the second quarter of 2003, shipments, tonnage and revenue per hundredweight increased 8.8%, 5.8% and 4.2% respectively.

The U.S. LTL business unit increased revenue by 9.8% to $44.5 million for the second quarter of 2004. The improvement in revenue was driven by increase in shipments of 4.0% and an increase in tonnage of 9.9%. Revenue per hundredweight declined 0.1% for the quarter driven by an increase in average shipment size of 5.6% and a change in freight mix.

Logistics

The table below provides summary information for the Logistics segment for the periods ended June 30:

	For the three months ended June 30			For the six months ended June 30
(in thousands)	2004	2003	2004 vs 2003	2004	2003	2004 vs 2003
Revenue	$8,768	$7,124	23.1%	$16,935	$13,463	25.8%
Income from Operations	442	192	130.2%	784	263	198.1%
Operating Ratio	95.0%	97.3%		95.4%	98.0%

Revenues for the Logistics segment were up 23.1% for the second quarter of 2004, and the operating ratio improved to 95.0% compared to 97.3% in the second quarter of 2003. Revenue and income from operation increases were attributable to improvements across all the logistics business units with strong growth coming from the Supply Chain unit that opened a new distribution centre during the quarter.

Truckload (TL)

The table below provides summary information for the TL segment for the periods ended June 30:

	For the three months ended June 30			For the six months ended June 30
(in thousands)	2004	2003	2004 vs 2003	2004	2003	2004 vs 2003
Revenue	$9,205	$8,516	8.1%	$17,925	$16,420	9.2%
Income from Operations	487	238	104.6%	934	314	197.5%
Operating Ratio	94.7%	97.2%		94.8%	98.1%

Revenue for the Truckload segment increased from 8.1% to $9.2 million in the second quarter of 2004 compared to $8.5 million in the second quarter of 2003. The Truckload segment is focusing on better yielding freight and successfully increased revenue per total mile by 14.2% and decreased empty miles by 27.3% while shipments declined by 16.9% for the second quarter of 2004 compared to the same period in 2003. The revenue increase and yield progress improved the operating ratio to 94.7% from 97.2% in the second quarter of 2003.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow from operations for the 2004 six-month period, before working capital changes, generated $8.4 million compared to $6.7 million in 2003. Non-cash working capital changes consumed $6.7 million in the 2004 six-month period compared to $4.0 million in 2003. The increase in accounts receivable at June 30, 2004 compared to December 31, 2003 was due to higher revenue. The increase was however mitigated by improved collections that resulted in 39.1 days sales outstanding at the end of June 2004 compared to 40.5 days at the end of December 2003.

Interest-bearing debt decreased to $22.3 million at June 30, 2004 from $26.2 million at the end of 2003. The interest-bearing debt is comprised of $22.2 million drawn under the term bank credit facility and a capital lease of $0.1 million. During the first six months the Company repaid $3.1 million of interest-bearing debt. At June 30, 2004, the Company had Cdn $21.5 million of unused credit facilities.

In December 2003, the Company issued and sold, in an underwritten public offering, 2,300,000 shares of Class A Voting stock in consideration for net proceeds of $29.4 million. The proceeds of the offering are to be used to fund possible future acquisitions and capital expenditures and may be used to repay amounts outstanding under the Company’s credit facilities. At June 30, 2004, the Company had $8.0 million of cash on hand as well as Cdn $35.3 million in investment grade short-term securities.

Capital expenditures amounted to $1.4 million for the second quarter and $3.1 million for six-month period of 2004 and were funded out of operating cash flows of the Company. The table below sets forth the Company’s capital expenditures for the periods ended June 30.

	For the three months ended June 30		For the six months ended June 30
(in thousands)	2004	2003	2004	2003
Real estate and buildings	$—	$—	$32	$9
Tractors	688	120	779	120
Trailing fleet	629	25	1,714	789
Information technology	42	68	321	532
Leasehold improvements	11	5	16	5
Other equipment	73	92	216	137

Total	$1,443	$310	$3,078	$1,592

Management estimates that cash capital expenditures for the remainder of 2004 will be between $5.0 million and $7.0 million, the majority of which will be for tractors and trailers. The Company also anticipates entering into operating leases to fund the acquisition of equipment with a capital cost of between $3.0 and $5.0 million.

The Company has contractual obligations that include long-term debt consisting of a term debt facility, capital leases for operating equipment in the Logistics segment and off-balance sheet operating leases primarily consisting of tractor, trailing fleet and real estate leases. Operating leases form an integral part of the Company’s financial structure and operating methodology as it provides an alternative cost effective and flexible form of financing. The following table summarizes our significant contractual obligations and commercial commitments as of June 30, 2004:

(in thousands of dollars)	Payments due by period
Contractual Obligations	Total	2004	2005 & 2006	2007 & 2008		Thereafter
Long-term debt	$22,159	$4,324	$17,835	$	Nil	$ Nil
Capital lease obligations	106	13	56		37

Sub-total	22,265	4,337	17,891		37	Nil
Off-balance sheet commitments
Operating leases	47,711	8,937	23,176		11,226	4,372

Total Contractual Obligations	$69,976	$13,274	$41,067		$11,263	$4,372

In addition to the above noted contractual obligations, the Company, as at June 30, 2004, utilized the revolving credit facility for a standby letter of credit of $2.6 million expiring in November 2004. The letter of credit is used as collateral for self-insured retention of insurance claims.

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

OUTLOOK

The second quarter of 2004 was a record quarter for Vitran. All operating segments performed very well posting improved results over the prior year quarter. The positive signs indicated in the economy point toward continued improvement for the remainder of the year. Management intends to maintain its focus on improving results by focusing on revenue and yield improvement in its LTL segment. It is still the Company’s objective to use the proceeds from the December 2003 public offering to acquire an LTL operation in a new regional market contiguous to the existing network.

Definitions of non-GAAP measures:

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

	For the three months ended June 30		For the six months ended June 30
(in thousands)	2004	2003	2004	2003
Operating expenses	$78,665	$70,655	$154,239	$137,739
Selling, general and administrative expenses	8,201	8,042	16,364	14,975
Depreciation expense	1,232	1,364	2,540	2,733
	$88,098	$80,061	$173,143	$155,447

Revenue	$93,931	$84,135	$181,077	$161,600

Operating ratio (“OR”)	93.8%	95.2%	95.6%	96.2%

(2)	A shipment is a single movement of goods from a point of origin to its final destination as described on a bill of lading document.

(3)	Weight (tonnage) represents the total pounds shipped by each LTL business unit.

(4)	Revenue per mile represents TL revenue divided by the total number of miles for the period.

(5)	Revenue per hundredweight is the price obtained for transporting 100 pounds of LTL freight from point to point, calculated by dividing the revenue for an LTL shipment by the hundredweight (weight in pounds divided by 100) for a shipment.

(6)	Empty miles represents the number of miles driven during the period without a loaded shipment by a TL segment owner operator.

(7)	Total miles represents the sum of empty miles and loaded shipment miles driven during the period by a TL segment owner operator.

Kevin Glass Vice President Finance & Chief Financial Officer	July 20, 2004

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to the impact of interest rate changes. The Company is exposed to changes in interest rates on its borrowings under the term bank facility that has a variable interest rate tied to the LIBOR rate. The term bank credit facility of $22.3 million had a weighted-average interest rate on borrowings of 2.53% in the first six months of 2004. We estimate that the fair value of the term credit facility approximates the carrying value.

(in thousands of dollars)	Payments due by period
Long-term debt	Total	2004	2005 & 2006	2007 & 2008		Thereafter
Variable Rate
Term bank facility	$22,159	$4,324	$17,835	$	Nil	$ Nil
Average interest rate	2.53%	2.53%	2.53%
Fixed Rate
Capital lease obligation	106	13	56		37	Nil
Average interest rate	6.79%	6.79%	6.79%		6.79%

Total	$22,265	$4,337	$17,891		$37	$Nil

The Company’s investment of Cdn $35.3 million in marketable securities is invested in short-term, highly rated government securities, treasury bills and investment grade commercial paper and realized average returns of 2.24% for the six months of 2004.

Item 4. Controls and Procedures

a)	As of July 20, 2004, the Chief Executive Officer and the Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures in accordance with Rule 13a-15 under the Exchange Act for the quarter ended June 30, 2004 and six-month period ended June 30, 2004. Based on their evaluation, the Company’s Chief Executive Officer and the Chief Financial Officer concluded that Vitran’s disclosure controls and procedures enable Vitran to record, process, summarize and report in a timely manner the information that we are required to disclose in our Exchange Act reports.

b)	There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

There exists certain legal actions against the Company, none of which is expected to have a material adverse effect on the consolidated financial position or results of operations of the Company.

Item 2. Changes in Securities and Use of Proceeds

In December of 2003 Vitran, using Avondale Partners as the lead underwriting firm, issued 2,300,000 Class A Voting common shares for gross proceeds of $31.6 million in a public offering. Commissions to the underwriters amounted to $1.6 million and other expenses of the offering amounted to $0.6 million resulting in net proceeds of $29.4 million. As of June 30, 2004, it is still the intention of Vitran’s management to use the net proceeds from the public offering to fund possible future acquisitions, capital expenditures and repay amounts outstanding under credit facilities.

Item 3. Defaults Upon Senior Securities — None

Item 4. Submission of Matters to a Vote of Security Holders — None

Item 5. Other Information — None

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit
Number	Description of Exhibit
31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated July 20, 2004.

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated July 20, 2004.

(b)	Reports on Form 8-K

i) Vitran Corporation Inc. filed a Current Report on Form 8-K dated April 30, 2004 related to a press release to update investors that shareholders approved two new directors at the Company’s annual meeting.

ii) Vitran Corporation Inc. filed a Current Report on Form 8-K dated April 30, 2004 related to a press release to update investors that the Company will trade under a new stock symbol on the Toronto Stock Exchange.

iii) Vitran Corporation Inc. filed a Current Report on Form 8-K dated April 30, 2004 related to articles of amendment.

iv) Vitran Corporation Inc. filed a Current Report on Form 8-K dated April 30, 2004 related to an employment agreement between the Company and Rick E. Gaetz.

v) Vitran Corporation Inc. filed a Current Report on Form 8-K dated April 30, 2004 related to an employment agreement between the Company and the Kevin A. Glass.

vi) Vitran Corporation Inc. filed a Current Report on Form 8-K dated July 23, 2004 related to its financial results for the second quarter of 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VITRAN CORPORATION INC.

/s/ KEVIN A. GLASS

Kevin A. Glass
Date: July 20, 2004	Vice President of Finance and
Chief Financial Officer
(Principle Financial Officer)

/s/ SEAN WASHCHUK

Sean Washchuk
Date: July 20, 2004	Corporate Controller
(Principle Accounting Officer)