Form 10-Q
period 2004-09-30
VITRAN CORP INC
filed 2004-11-12
CIK 946823

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM to

Commission file number: 000-26256

VITRAN CORPORATION INC.

Ontario, Canada	(I.R.S. Employer
(State of incorporation)	Identification No.)

185 The West Mall, Suite 701, Toronto, Ontario, Canada, M9C 5L5
(Address of principal executive offices)(Zip Code)

416-596-7664
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The number of shares of common stock outstanding at October 21, 2004 was 12,412,578.

Part I. Financial Information

Item 1: Financial Statements

VITRAN CORPORATION INC.

CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
(Unaudited)

(In thousands of United States dollars except for per share amounts)

	Three	Three	Nine	Nine
	months	months	months	months
	Ended	Ended	Ended	Ended
	Sep. 30, 2004	Sep. 30, 2003	Sep. 30, 2004	Sep. 30, 2003
Revenue	$96,995	$84,889	$278,072	$246,493
Operating expenses	82,269	71,453	236,508	209,193
Selling, general and administrative expenses	7,267	7,577	23,631	22,552

	89,536	79,030	260,139	231,745

Income from operations before depreciation	7,459	5,859	17,933	14,748
Depreciation expense	1,295	1,360	3,835	4,093

Income from operations before undernoted	6,164	4,499	14,098	10,655
Interest expense, net	(7)	(310)	(87)	(1,117)
Gain (loss) on sale of capital assets	29	(37)	142	(137)

	22	(347)	55	(1,254)
Income from operations before income taxes	6,186	4,152	14,153	9,401
Income taxes	1,644	1,107	3,575	2,215

Net income	4,542	3,045	10,578	7,186

Retained earnings, beginning of period	46,065	33,834	40,029	30,044
Cost of repurchase of Common shares in excess of book value	nil	nil	nil	(351)

Retained earnings, end of period	$50,607	$36,879	$50,607	$36,879

Earnings per share:
Basic	$0.37	$0.32	$0.86	$0.75
Diluted	$0.36	$0.30	$0.83	$0.72

See accompanying notes to consolidated financial statements.

VITRAN CORPORATION INC.

CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands of United States dollars)

	AS AT
	Sep. 30, 2004	Dec. 31, 2003
Assets
Current assets:
Cash	$12,496	$12,417
Marketable securities (2004 - Cdn $35,600, 2003 - Cdn $35,000)	28,196	26,996
Accounts receivable	44,864	35,685
Inventory, deposits and prepaid expenses	6,240	5,847
Future income tax assets	3,763	4,101

	95,559	85,046
Capital assets	35,687	35,102
Goodwill (note 3)	45,019	44,865

	$176,265	$165,013

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	37,521	$34,092
Income and other taxes payable	2,929	4,007
Current portion of long-term debt	8,675	8,313

	49,125	46,412
Long-term debt	11,427	17,931
Future income tax liabilities	3,882	2,715
Shareholders’ equity:
Common stock, no par value, unlimited authorized, 12,412,578 and 12,094,278 issued and outstanding at September 30, 2004 and December 31, 2003, respectively (note 4)	60,760	59,358
Contributed surplus	177	—
Retained earnings	50,607	40,029
Cumulative translation adjustment (note 2)	287	(1,432)

	111,831	97,955

	$176,265	$165,013

See accompanying notes to consolidated financial statements.

VITRAN CORPORATION INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(In thousands of United States dollars)

	Three months	Three months	Nine months	Nine months
	Ended	Ended	Ended	Ended
	Sep. 30, 2004	Sep. 30, 2003	Sep. 30, 2004	Sep. 30, 2003
Cash provided by (used in):
Operations:
Net income	$4,542	$3,045	$10,578	$7,186
Items not involving cash from operations
Depreciation expense	1,295	1,360	3,835	4,093
Future income taxes	1,726	516	1,557	236
Stock based compensation expense	119	—	177	—
Loss (gain) on sale of capital assets	(29)	37	(142)	137

	7,653	4,958	16,005	11,652
Change in non-cash working capital components	(480)	(1,719)	(7,221)	(5,726)

	7,173	3,239	8,784	5,926
Investments:
Purchase of capital assets	(915)	(792)	(3,993)	(2,384)
Proceeds on sale of capital assets	28	39	242	330
Purchase of marketable securities	(148)	—	(439)	—

	(1,035)	(753)	(4,190)	(2,054)
Financing:
Repayment of long-term debt	(2,169)	(1,815)	(6,146)	(5,364)
Issue of Common shares upon exercise of stock options	503	660	1,402	830
Repurchase of Common shares	—	—	—	(644)

	(1,666)	(1,155)	(4,744)	(5,178)
Effect of translation adjustment on cash	63	168	229	(535)

Increase (decrease) in cash position	4,535	1,499	79	(1,841)
Cash position, beginning of period	7,961	4,662	12,417	8,002

Cash position, end of period	$12,496	$6,161	$12,496	$6,161

Change in non-cash working capital components:
Accounts receivable	$(2,343)	$(1,985)	$(9,179)	$(9,079)
Inventory, deposits and prepaid expenses	(1,077)	(946)	(393)	108
Income and other taxes recoverable/payable	(1,019)	139	(1,078)	669
Accounts payable and accrued liabilities	3,959	1,073	3,429	2,576

	$(480)	$(1,719)	$(7,221)	$(5,726)

See accompanying notes to consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands of United States dollars except for per share amounts)

1.	Accounting Policies

The interim consolidated financial statements have been prepared in accordance with Canadian generally accepted accounting principles with reconciliation to United States generally accepted accounting principles in note 8 and follow the same accounting principles and methods of application as the most recent annual consolidated financial statements. The interim consolidated financial statements do not contain all the disclosures required by Canadian and United States generally accepted accounting principles. The interim consolidated financial statements have been prepared in accordance with instruction to Quarterly Report on Form 10-Q. The interim consolidated financial statements should be read in conjunction with the Company’s Annual Report and the Annual Report on Form 10-K.

These unaudited consolidated interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair presentation of the results of the interim period presented. Operating results for the quarter ended September 30, 2004 are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 2004.

All amounts in these consolidated interim financial statements are expressed in United States dollars, unless otherwise stated.

Accounting Estimates

On January 01, 2004 the Company changed the estimated useful life of its equipment to accurately reflect its actual useful life. The useful life of the Company’s tractors and trailers was changed to 8 years from 7 years and to 12 years from 10 years, respectively. The following table outlines the effect of the change in estimate on net income and earnings per share:

	Three	Three	Nine	Nine
	months	months	months	months
	Ended	Ended	Ended	Ended
	Sep. 30, 2004	Sep. 30, 2003	Sep. 30, 2004	Sep. 30, 2003
Net income, as reported	$4,542	$3,045	$10,578	$7,186
Effect of change in estimate, net of tax	(127)	—	(374)	—
Pro forma net income	$4,415	$3,045	$10,204	$7,186
Pro forma earnings per share:
Basic	$0.36	$0.32	$0.83	$0.75
Diluted	$0.35	$0.30	$0.80	$0.72

2.	Foreign Currency Translation

On December 31, 2003 the Company elected to change its reporting currency to U.S. dollars and restated prior year comparative balances to reflect the change in accounting policy.

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

For reporting purposes, the Canadian operations are translated into United States dollars using the current rate method. Under this method, all assets and liabilities are translated at the period-end rate of exchange and all revenue and expense items are translated at the average rate of exchange for the period. The resulting translation adjustment is recorded as a separate component of shareholders equity. United States dollar debt of $20.0 million is designated as a hedge of the investment in the United States self-sustaining operations.

3.	Goodwill

The Company annually compares the implied fair value of its reporting units to the carrying value to determine if an impairment loss has occurred. The fair value based test involves assumptions regarding long-term future performance of the reporting units, fair value of the assets and liabilities, cost of capital rates, capital re-investment and other assumptions. Actual recovery of goodwill could differ from these assumptions based on the market conditions and other factors. In the event goodwill is determined to be impaired a charge to earnings would be required.

As at September 30, 2004 the Company completed its annual goodwill impairment test and concluded that there was no impairment. The change in goodwill is attributable to translating the Canadian dollar denominated goodwill to the United States dollar reporting currency.

4.	Common Stock

(a)	Authorized

The Company’s common stock consists of an unlimited number of Common Shares. On April 21, 2004 the shareholders of the Company voted to redesignate the Company’s Class A Voting shares as Common Shares and cancelled the previously unissued Class B non-voting shares and first preference shares.

(b)	Issued

	Sep. 30, 2004		Sep. 30, 2003
Common Shares	Number	Amount	Number	Amount
Balance, beginning of year	12,094,278	$59,358	9,559,818	$27,857
Shares repurchased for cancellation	—	—	(106,500)	(312)
Shares issued upon exercise of employee’s stock options	318,300	1,402	170,860	830

Balance, end of period	12,412,578	$60,760	9,624,178	$28,375

(c)	Weighted average number of shares

The Company uses the treasury-stock method to calculate diluted earnings per share. Under the treasury-stock method, the weighted average number of shares outstanding for basic earnings per share is adjusted to reflect the assumed exercise of the Company’s outstanding stock options less the shares that could otherwise be acquired from the assumed proceeds on exercise.

	Three months	Three months	Nine months	Nine months
	Ended	Ended	Ended	Ended
	Sep. 30, 2004	Sep. 30, 2003	Sep. 30, 2004	Sep. 30, 2003
Weighted average number of shares:
Basic	12,339,956	9,557,681	12,241,013	9,541,452
Potential exercise of stock options	434,788	599,479	489,052	496,883

Diluted *	12,774,744	10,157,160	12,730,065	10,038,335

*	Diluted weighted average number of shares excludes “out of the money” options

5.	Stock Option Plan

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

The Company has applied the fair value method for stock options granted on or after January 1, 2003. The Company has applied the pro forma disclosure provisions of the standard to awards granted during 2002, and consistent with the standard, the pro forma effect of stock options granted prior to January 1, 2002 have not been included. The following table outlines the impact:

	Three months	Three months	Nine months	Nine months
	Ended	Ended	Ended	Ended
	Sep. 30, 2004	Sep. 30, 2003	Sep. 30, 2004	Sep. 30, 2003
Net income, as reported	$4,542	$3,045	$10,578	$7,186
Pro forma net income	$4,532	$3,035	$10,548	$7,157
Pro forma basic income per share	$0.37	$0.32	$0.86	$0.75
Pro forma diluted income per share	$0.35	$0.30	$0.83	$0.71

On March 9, 2004 the Board of Directors of the Company approved an amendment to the Company stock option plan to increase the aggregate number of Common Shares issuable under the Plan by an additional 750,000 Common Shares and granted 205,000 stock options to executive officers and certain non-executive employees of the Company. The stock options granted on March 9, 2004 were not expensed in the first quarter financial statements as the shareholders of the Company had yet to approve the increase to the aggregate number of Common Shares reserved under the stock plan. On April 21, 2004 the shareholders of the Company approved the amendment to the stock option plan. In addition, the Board of Directors granted an additional 105,000 options on July 20, 2004 to non-executive employees of the Company. Accordingly, for the stock options granted in 2004 the associated stock option expense of $0.2 million pursuant to the fair value method has been recognized in the financial statements for the nine months ended September 30, 2004.

The fair value of each stock option granted was estimated using the Black-Scholes fair value option-pricing model with the following assumptions:

Risk-free interest rate	4.98%
Dividend Yield	0.0%
Volatility factor of the future expected market price of the Company’s common shares	34.80% - 35.98%
Expected life of the options	10 years

6.	Contingent Liabilities

The Company is subject to legal proceedings that arise in the ordinary course of business. In the opinion of management, the aggregate liability, if any, with respect to these actions will not have a material adverse effect on the consolidated financial position, results of operations or cash flows. Legal costs are expensed as incurred.

7.	Segmented Information

Three months ended	Less-than-				Corporate Office	Consolidated
Sep. 30, 2004	truckload	Logistics	Truckload	Total	and Other	Totals
Revenue	$78,727	$8,936	$9,332	$96,995	$—	$96,995
Operating, selling, general and administrative expenses	71,748	8,491	8,675	88,914	622	89,536
Depreciation	1,107	78	95	1,280	15	1,295

Income (loss) from operations	$5,872	$367	$562	$6,801	$(637)	6,164
Interest expense, net						7
Gain on sale of capital assets						29
Income taxes						1,644

Net income						$4,542

Three months ended	Less-than-				Corporate Office	Consolidated
Sep. 30, 2003	truckload	Logistics	Truckload	Total	and Other	Totals
Revenue	$69,228	$7,347	$8,314	$84,889	$—	$84,889
Operating, selling, general and administrative expenses	63,505	6,938	7,984	78,427	603	79,030
Depreciation	1,158	64	125	1,347	13	1,360

Income (loss) from operations	$4,565	$345	$205	$5,115	$(616)	4,499
Interest expense, net						310
Gain (loss) on sale of capital assets						(37)
Income taxes						1,107

Net income						$3,045

Nine months ended	Less-than-				Corporate Office	Consolidated
Sep. 30, 2004	truckload	Logistics	Truckload	Total	And Other	Totals
Revenue	$224,943	$25,872	$27,257	$278,072	$—	$278,072
Operating, selling, general and administrative expenses	208,342	24,490	25,490	258,322	1,817	260,139
Depreciation	3,290	232	269	3,791	44	3,835

Income (loss) from operations	$13,311	$1,150	$1,498	$15,959	$(1,861)	14,098
Interest expense, net						87
Gain on sale of capital assets						142
Income taxes						3,575

Net income						$10,578

Nine months ended	Less-than-				Corporate Office	Consolidated
Sep. 30, 2003	truckload	Logistics	Truckload	Total	and Other	Totals
Revenue	$200,955	$20,793	$24,745	$246,493	$—	$246,493
Operating, selling, general and administrative expenses	186,050	20,013	23,849	229,912	1,833	231,745
Depreciation	3,505	172	377	4,054	39	4,093

Income (loss) from operations	$11,400	$608	$519	$12,527	$(1,872)	10,655
Interest expense, net						1,117
Gain (loss) on sale of capital assets						(137)
Income taxes						2,215

Net income						$7,186

8.	Canadian and United States accounting policy differences:

(a)	Consolidated reconciliation of shareholders’ equity

United States GAAP requires the inclusion of a reconciliation of shareholders’ equity between Canadian and United States GAAP. Shareholders’ equity reconciled to United States GAAP is as follows:

				Other
	Capital	Contributed	Retained	Comprehensive
	Stock	Surplus	Earnings	Income	Total
Balance, December 31, 2003, based on Canadian GAAP	$59,358	$—	$40,029	$—	$99,387
Cumulative reporting differences between Canadian and United States GAAP	—	—	(858)	5,237	4,379

Balance, December 31, 2003 based on United States GAAP	$59,358	$—	$39,171	$5,237	$103,766

Balance September 30, 2004 based in Canadian GAAP	$60,760	$177	$50,607	$—	$111,544
Cumulative reporting differences between Canadian and United States GAAP	—	—	(858)	5,237	4,379
Unrealized foreign currency gain	—	—	—	1,719	1,719

Balance, September 30, 2004 based on United States GAAP	$60,760	$177	$49,749	$6,956	$117,642

(b)	Consolidated statements of cash flows:

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

	Three	Three	Nine	Nine
	months	months	months	months
	Ended	Ended	Ended	Ended
	Sep. 30, 2004	Sep. 30, 2003	Sep. 30, 2004	Sep. 30, 2003
Net income based on Canadian and United States GAAP	$4,542	$3,045	$10,578	$7,186
Other comprehensive income:
Change in cumulative translation adjustment	3,061	72	1,719	3,002
Obligation for derivative instruments (i)	—	—	—	116

Comprehensive income based on United States GAAP	$7,603	$3,117	$12,297	$10,304

(i)	The change in the fair value of the Company’s obligation for its interest rate swap, which was designated as a cash flow hedge, has been included net of the income tax effect of nil (2003 — $78,000).

(d)	Earnings per share

	Three	Three	Nine	Nine
	months	months	months	months
	Ended	Ended	Ended	Ended
	Sep. 30, 2004	Sep. 30, 2003	Sep. 30, 2004	Sep. 30, 2003
Earnings per share under
United States GAAP
Basic	$0.37	$0.32	$0.86	$0.75
Diluted	$0.36	$0.30	$0.83	$0.72

	Three months	Three months	Nine months	Nine months
	Ended	Ended	Ended	Ended
	Sep. 30, 2004	Sep. 30, 2003	Sep. 30, 2004	Sep. 30, 2003
Weighted average number of shares:
Basic	12,339,956	9,557,681	12,241,013	9,541,452
Potential exercise of stock options	434,788	599,479	489,052	496,883

Diluted	12,774,744	10,157,160	12,730,065	10,038,335

(e) Income from operations before depreciation

United States GAAP requires that depreciation be included in the determination of income from operations. Further, United States GAAP does not permit the disclosure of a subtotal of the amount of income from operations before this item. Canadian GAAP permits the disclosure of a subtotal of the amount of income from operations before this item. Income from operations based on United States GAAP is as follows:

	Three	Three	Nine	Nine
	months	months	months	months
	Ended	Ended	Ended	Ended
	Sep. 30, 2004	Sep. 30, 2003	Sep. 30, 2004	Sep. 30, 2003
Income from operations before depreciation, as reported	$7,459	$5,859	$17,933	$14,748
Depreciation expense	1,295	1,360	3,835	4,093
Gain (Loss) on sale of Capital assets	29	(37)	142	(137)

Income from operations based on United States GAAP	$6,193	$4,462	$14,240	$10,518

(f)	Stock-based compensation:

Pro forma stock option disclosure:

For all stock option grants prior to January 01, 2003, stock-based compensation to employees was accounted for based on the intrinsic value method under APB No. 25 and related interpretations.

Canadian GAAP requires pro forma net income and earnings per share disclosure for stock option grants during 2002. United States GAAP requires pro forma net income and earnings per share disclosure for stock options granted on or after January 01, 1995. For stock option grants on or after January 01, 2003 there is no policy difference between Canadian and United States GAAP.

The following table outlines the pro forma impact if the compensation cost for the Company’s stock options is determined under the fair value method for awards granted on or after January 1, 1995.

	Three	Three	Nine	Nine
	months	months	months	months
	Ended	Ended	Ended	Ended
	Sep. 30, 2004	Sep. 30, 2003	Sep. 30, 2004	Sep. 30, 2003
Net income, as reported based on United States GAAP	$4,542	$3,045	$10,578	$7,186
Add: Stock-based compensation expense included in reported net income	119	—	177	—
Deduct: Total stock-based compensation expense determined using fair value method for all grants	(132)	(53)	(258)	(159)
Pro forma net income	$4,529	$2,992	$10,497	$7,027
Earnings per share:
Basic – as reported	$0.37	$0.32	$0.86	$0.75
Basic – pro forma	$0.37	$0.31	$0.86	$0.74
Diluted – as reported	$0.36	$0.30	$0.83	$0.72
Diluted – pro forma	$0.35	$0.29	$0.82	$0.70

(g)	Marketable Securities

The Marketable securities are classified as “available for sale” under United States GAAP. The cost approximates the fair value and all maturities are within one year.

9.	Comparative figures

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

Overview

The third quarter of 2004 marked the second successive record quarter for Vitran. Net income increased 49.2% over the prior year third quarter and marked the twelfth consecutive quarter of improved earnings. All segments within the Company once again improved, posting both revenue and profitability increases. The LTL segment in general and most notably the US LTL business unit benefited from economic expansion that led to improved results in the quarter. For the nine-month period ended September 30, 2004 results exceeded the prior year nine-month period despite the adverse impact of the five-week strike at CN Railway Co. (“CN”). Strike related issues disrupted linehaul operations at the Canadian LTL business unit, reducing revenue and considerably increasing operating costs during February and March 2004. However, the Company efficiently diverted many shipments over-the-road during the strike, and quickly resumed normal operations once the strike ended. Strong results at both the Truckload and the Logistics segments also contributed to the improvement.

Consolidated Results

The following table summarizes the Consolidated Statements of Income for the periods ended:

	For the three months ended Sep. 30			For the nine months ended Sep. 30
(in thousands)	2004	2003	2004 vs 2003	2004	2003	2004 vs 2003
Revenue	$96,995	$84,889	14.3%	$278,072	$246,493	12.8%
Income from operations	6,164	4,499	37.0%	14,098	10,655	32.3%
Interest expense, net	7	310	(97.7%)	87	1,117	(92.2%)
Net income	4,542	3,045	49.2%	10,578	7,186	47.2%
Operating Ratio(1)	93.6%	94.7%		94.9%	95.7%

Revenue increased 14.3% to $97.0 million for the third quarter of 2004 compared to $84.9 million in the third quarter of 2003. Revenue in the LTL segment increased 13.7% while revenue at the Logistics and Truckload segments grew 21.6% and 12.2% respectively. For the nine months ended September 30, 2004 revenue increased 12.8% to $278.1 million compared to $246.5 million for the same period in 2003. Explanations for the quarterly improvements in revenue are discussed within the “Segmented Results”.

Income from operations for the third quarter of 2004 improved 37.0% to $6.2 million compared to $4.5 million in the third quarter of 2003. All three segments, LTL, Logistics, and Truckload posted quarter over prior-year quarter improvements of 28.6%, 6.4%, and 174.1%, respectively. Economic growth and a strong operating environment primarily in the Midwestern United States buoyed the results of the LTL and Truckload segments. For the nine months ended September 30, 2004 income from operations increased 32.3% to $14.1 million compared to $10.7 million for the same period in 2003. Improvements at the Logistics and Truckload segments as well as improving fundamentals in the LTL segment contributed to the increase. In addition, the Company changed the estimated useful life for its tractors from 7 years to 8 years and its trailers from 10 years to 12 years to more accurately reflect the actual useful life of its equipment and to bring the Company’s policy in line with its peer group. This change in estimate was recorded prospectively and resulted in a reduction in depreciation expense of $0.2 million for the 2004 third quarter and $0.5 million for the nine month ended September 30, 2004. The net impact of the items discussed above was that the consolidated operating ratio for the third quarter of 2004 improved to 93.6% compared to 94.7% in the third quarter of 2003. The operating ratio for the nine months ended September 30, 2004 improved to 94.9% compared to 95.7% for the same period in 2003.

Interest expense net of interest income was $0.1 million for the nine months ended September 30, 2004 compared to $1.1 million in the nine months ended September 30, 2003. This reduction was primarily due to the Company’s $28.2 million in short-term investments generating interest income of $0.4 million. As well, the Company repaid $6.1 million of its outstanding debt obligations and had a 50 basis point reduction in interest rate spreads starting in February 2004.

Income tax expense for the third quarter of 2004 was $1.6 million compared to $1.1 million in the third quarter of 2003. The effective tax rate was 26.6% for the third quarter of 2004 in line with the third quarter of 2003. For the nine months ended September 30, 2004 the effective tax rate was 25.3% compared to 23.6% for the same period a year ago. The increase in the effective tax rate can be attributed to an increase in statutory rates as well as a higher proportion of income being earned in higher tax jurisdictions.

Net income improved by 49.2% to $4.5 million for the third quarter of 2004, another successive quarter posting an all time record for the Company, compared to $3.0 million in the third quarter of 2003. This resulted in $0.37 per share basic and $0.36 diluted for the quarter, compared to $0.32 per share basic and $0.30 per share diluted in 2003. The weighted average number of shares for the third quarter of 2004 was 12.3 million basic and 12.8 million diluted compared to 9.6 million basic and 10.2 million diluted shares in the third quarter of 2003. For the nine months ended September 30, 2004 net income improved by 47.2% to $10.6 million compared to $7.2 million in the same period a year ago. This resulted in $0.86 per share basic and $0.83 diluted for the 2004 nine month period, compared to $0.75 per share basic and $0.72 per share diluted in 2003. The weighted average number of shares for the nine-month period of 2004 was 12.2 million basic and 12.7 million diluted compared to 9.5 million basic and 10.0 million diluted shares in the nine month period of 2003. The weighted average number of shares for 2004 reflects the Company’s 2.3 million share equity offering in the fourth quarter of 2003, and more dilution due to the fact that the majority of outstanding stock options were in the money in the three month and nine month period ended September 30, 2004.

Segmented Results

Less-Than-Truckload (LTL)

The table below provides summary information for the LTL segment for the periods ended September 30:

	For the three months ended Sep. 30			For the nine months ended Sep. 30
(in thousands)	2004	2003	2004 vs 2003	2004	2003	2004 vs 2003
Revenue	$78,727	$69,228	13.7%	$224,943	$200,955	11.9%
Income from operations	5,872	4,565	28.6%	13,311	11,400	16.8%
Operating Ratio(1)	92.5%	93.4%		94.1%	94.3%

The LTL segment posted another quarterly improvement in revenue, increasing 13.7%. Income from operations for the third quarter of 2004 improved 28.6% to $5.9 million, compared $4.6 million in 2003. Increased density throughout Canadian and U.S. infrastructure including a 24.7% increase in transborder revenue contributed to the improvement. The LTL segment’s operating ratio for the third quarter improved to 92.5% compared to 93.4% in the third quarter of 2003. Income from operations for the nine-month period ended September 30, 2004 increased 16.8% to $13.3 million compared to $11.4 million in the same period a year ago. Income from operations for the nine-month period includes the adverse impact of approximately $1.0 million related to the CN strike. However, the operating ratio for the 2004 nine-month period improved to 94.1% compared to 94.3% in the 2003 nine-month period.

The Canadian LTL business unit for the third quarter of 2004 increased revenue in all of its lines of business: national, regional, expedited, and transborder. A firm pricing environment in the Canadian LTL unit helped grow revenue 15.4% (Cdn 8.8%) in the third quarter of 2004 compared to the same period in 2003. Slightly offsetting the revenue improvement were railway capacity challenges and linehaul cost increases in the national line of business. This resulted in an increase in linehaul expenses and dock wages as a percentage of revenue compared to same period last year. Notwithstanding, for the 2004 third quarter compared to the third quarter of 2003, shipments, tonnage and revenue per hundredweight increased 3.0%, 2.3% and 11.4% (Cdn 6.3%) respectively contributing to an increase in the LTL segment’s period-over-period income from operations.

The U.S. LTL business unit increased revenue by 12.5% to $44.9 million, as a result of a firm pricing environment and market share gains in the third quarter of 2004 compared to 2003. The improvement in revenue was validated by increases in shipments, tonnage and revenue per hundredweight of 7.2%, 9.1% and 3.1% in the 2004 third quarter as compared to the same period a year ago. Efficiency gains in the pick-up and delivery system were realized as driver wages as a percentage of revenue decreased, although offset by a slight deterioration of linehaul expenses as a percentage of revenue.

Logistics

The table below provides summary information for the Logistics segment for the periods ended September 30:

	For the three months ended Sep. 30			For the nine months ended Sep. 30
(in thousands)	2004	2003	2004 vs 2003	2004	2003	2004 vs 2003
Revenue	$8,936	$7,347	21.6%	$25,872	$20,793	24.4%
Income from operations	367	345	6.4%	1,150	608	89.1%
Operating Ratio(1)	95.9%	95.3%		95.6%	97.1%

Revenue and income from operations for the Logistics segment were up 21.6% and 6.4% for the third quarter of 2004. Revenue increases were attributable to improvements across all the logistics business units with strong growth coming from the Supply Chain unit. Revenue growth outpaced income from operations increases, as the Supply Chain unit worked to fill the capacity of its new distribution facility that was opened at the end of the 2004 second quarter.

Truckload (TL)

The table below provides summary information for the TL segment for the periods ended September 30:

	For the three months ended Sep. 30			For the nine months ended Sep. 30
(in thousands)	2004	2003	2004 vs 2003	2004	2003	2004 vs 2003
Revenue	$9,332	$8,314	12.2%	$27,257	$24,745	10.2%
Income from operations	562	205	174.1%	1,498	519	188.6%
Operating Ratio(1)	94.0%	97.5%		94.5%	97.9%

Revenue for the Truckload segment increased from 12.2% to $9.3 million in the third quarter of 2004 compared to $8.3 million in the third quarter of 2003. With a strong pricing environment in the Midwestern U.S. attributable to a shortage of qualified drivers in the truckload market place, the Company’s Truckload segment has focused on better yielding freight in 2004. Consequently, revenue per total mile has increased by 16.5% while empty miles has decreased by 22.1%, augmented by an increase shipments of 1.7% for the third quarter of 2004 compared to the same period in 2003. The revenue increase and yield progress improved the 2004 third quarter operating ratio to 94.0% from 97.5% in the third quarter of 2003.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow from operations for the 2004 nine-month period, before working capital changes, generated $16.0 million compared to $11.7 million in 2003. Non-cash working capital changes consumed $7.2 million in the 2004 nine-month period compared to $5.7 million in 2003. The increase in accounts receivable at September 30, 2004 compared to December 31, 2003 was due to higher revenue. The increase was however mitigated by improved collections that resulted in 39.4 days sales outstanding at the end of September 2004 compared to 40.5 days at the end of December 2003.

Interest-bearing debt decreased to $20.1 million at September 30, 2004 from $26.2 million at the end of 2003. The interest-bearing debt is comprised of $20.0 million drawn under the term bank credit facility and a capital lease of $0.1 million. During the first nine months the Company repaid $6.1 million of interest-bearing debt. At September 30, 2004, the Company had $17.2 million of unused credit facilities.

In December 2003, the Company issued and sold, in an underwritten public offering, 2,300,000 shares of Common stock in consideration for net proceeds of $29.4 million. The proceeds of the offering are to be used to fund possible future acquisitions and capital expenditures and may be used to repay amounts outstanding under the Company’s credit facilities. At September 30, 2004, the Company had $12.5 million of cash on hand as well as $28.2 million (Cdn $35.6 million) in investment grade short-term securities.

Capital expenditures amounted to $0.9 million for the third quarter and $4.0 million for nine-month period of 2004 and were funded out of operating cash flows of the Company. The majority of the Company’s capital expenditures in the 2004 nine-month period was for the acquisition of tractors and trailing fleet. The table below sets forth the Company’s capital expenditures for the periods ended September 30.

	For the three months ended Sep. 30		For the nine months ended Sep. 30
(in thousands)	2004	2003	2004	2003
Real estate and buildings	$—	$101	$32	$110
Tractors	300	411	1,080	531
Trailing fleet	211	—	1,925	789
Information technology	107	88	428	619
Leasehold improvements	75	334	90	39
Other equipment	222	159	438	296

Total	$915	$792	$3,993	$2,384

Management estimates that cash capital expenditures for the remainder of 2004 will be between $5.0 million and $7.0 million, the majority of which will be for tractors and trailers. The Company also anticipates entering into operating leases to fund the acquisition of equipment with a capital cost of between $3.0 and $4.0 million.

The Company has contractual obligations that include long-term debt consisting of a term debt facility, capital leases for operating equipment in the Logistics segment and off-balance sheet operating leases primarily consisting of tractor, trailing fleet and real estate leases. Operating leases form an integral part of the Company’s financial structure and operating methodology as it provides an alternative cost effective and flexible form of financing. The following table summarizes our significant contractual obligations and commercial commitments as of September 30, 2004:

(in thousands of dollars)	Payments due by period
Contractual Obligations	Total	Q4-2004	2005&2006	2007&2008		Thereafter
Long-term debt	$19,997	$2,162	$17,835	$	Nil	$	Nil
Capital lease obligations	105	7	59		39

Sub-total	20,102	2,169	17,894		39		Nil
Off-balance sheet commitments
Operating leases	44,980	4,443	24,048		11,597		4,892

Total Contractual Obligations	$65,082	$6,612	$41,942		$11,636		$4,892

In addition to the above noted contractual obligations, the Company, as at September 30, 2004, utilized the revolving credit facility for a standby letter of credit of $2.6 million expiring in November 2004. The letter of credit is used as collateral for self-insured retention of insurance claims.

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

OUTLOOK

The third quarter of 2004 was another record quarter for Vitran, marking the second successive quarter of posting all time best results. All operating segments performed very well and are ahead of the prior year nine-month results. Positive economic indicators and a stable pricing environment, particularly in the Midwestern U.S., should continue into the fourth quarter and permit the LTL and Truckload segments to sustain their momentum. Continued railway capacity issues within the Canadian LTL business unit could partially offset the realization of expanded operating margins. The Logistics segment, as it fills the capacity of its new distribution facility, should realize operating ratio improvements. Lastly, it is still the Company’s objective to use the proceeds from the December 2003 public offering to acquire an LTL operation in a new regional market contiguous to the existing network.

QUARTERLY RESULTS

Canadian GAAP

(thousands of dollars	2004	2004	2004	2003	2003	2003	2003	2002
except per share amounts)	Q3	Q2	Q1	Q4	Q3	Q2	Q1	Q4
Revenue	$96,995	$93,931	$87,146	$85,333	$84,889	$84,135	$77,469	$74,840
Income from operations	6,164	5,833	2,101	4,295	4,499	4,073	2,083	3,693
Net Income	4,542	4,387	1,649	3,150	3,045	2,724	1,417	2,177
Earnings per share:
Basic	$0.37	$0.36	$0.14	$0.31	$0.32	$0.29	$0.15	$0.23
Diluted	0.36	0.34	0.13	0.29	0.30	0.27	0.14	0.22
Weighted average number of shares:
Basic	12,339,956	12,266,703	12,115,292	10,110,571	9,557,681	9,511,133	9,555,516	9,582,252
Diluted	12,774,744	12,771,784	12,697,994	10,768,940	10,157,160	9,910,894	9,950,607	9,913,889

United States GAAP

(thousands of dollars	2004	2004	2004	2003	2003	2003	2003	2002
except per share amounts)	Q3	Q2	Q1	Q4	Q3	Q2	Q1	Q4
Revenue	$96,995	$93,931	$87,146	$85,333	$84,889	$84,135	$77,469	$74,840
Income from operations	6,193	5,870	2,177	4,032	4,462	3,933	2,123	3,470
Net Income	4,542	4,387	1,649	3,150	3,045	2,724	1,417	1,933
Earnings per share:
Basic	$0.37	$0.36	$0.14	$0.31	$0.32	$0.29	$0.15	$0.20
Diluted	0.36	0.34	0.13	0.29	0.30	0.27	0.14	0.19
Weighted average number of shares:
Basic	12,339,956	12,266,703	12,115,292	10,110,571	9,557,681	9,511,133	9,555,516	9,582,252
Diluted	12,774,744	12,771,784	12,697,994	10,768,940	10,157,160	9,910,894	9,950,607	9,913,889

Definitions of non-GAAP measures:

(1) Operating ratio (“OR”) is a non-GAAP financial measure which does not have any standardized meaning prescribed by GAAP. OR is the sum of operating expenses, selling, general and administrative expenses and depreciation expense, divided by revenue. OR allows management to measure the Company and its various segments operating efficiency. OR is also a widely recognized measure in the transportation industry which provides a comparable benchmark for evaluating the Company’s performance compared to its competitors. Investors should also note that the Company’s presentation of OR may not be comparable to similarly titled measures by other companies. OR is calculated as follows:

	For the three months ended Sep. 30		For the nine months ended Sep. 30
(in thousands)	2004	2003	2004	2003
Operating expenses	$82,269	$71,453	$236,508	$209,193
Selling, general and administrative expenses	7,267	7,577	23,631	22,552
Depreciation expense	1,295	1,360	3,835	4,093
	$90,831	$80,390	$263,974	$235,838

Revenue	$96,995	$84,889	$278,072	$246,493

Operating ratio (“OR”)	93.6%	94.7%	94.9%	95.7%

(2)	A shipment is a single movement of goods from a point of origin to its final destination as described on a bill of lading document.

(3)	Weight (tonnage) represents the total pounds shipped by each LTL business unit.

(4)	Revenue per mile represents TL revenue divided by the total number of miles for the period.

(5)	Revenue per hundredweight is the price obtained for transporting 100 pounds of LTL freight from point to point, calculated by dividing the revenue for an LTL shipment by the hundredweight (weight in pounds divided by 100) for a shipment.

(6)	Empty miles represents the number of miles driven during the period without a loaded shipment by a TL segment owner operator.

(7)	Total miles represents the sum of empty miles and loaded shipment miles driven during the period by a TL segment owner operator.

Sean Washchuk
Vice President Finance &
Chief Financial Officer	October 20, 2004

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to the impact of interest rate changes. The Company is exposed to changes in interest rates on its borrowings under the term bank facility that has a variable interest rate tied to the LIBOR rate. The term bank credit facility of $20.0 million had a weighted-average interest rate on borrowings of 2.50% in the first nine months of 2004. We estimate that the fair value of the term credit facility approximates the carrying value.

(in thousands of dollars)	Payments due by period
Long-term debt	Total	2004	2005&2006	2007&2008		Thereafter
Variable Rate
Term bank facility	$19,997	$2,162	$17,835	$	Nil	$	Nil
Average interest rate	3.24%	3.24%	3.24%
Fixed Rate Capital lease obligation	105	7	59		39	Nil
Average interest rate	6.79%	6.79%	6.79%		6.79%

Total	$20,102	$2,169	$17,894		$39	$	Nil

The Company’s investment of $28.2 million (Cdn $35.6 million) in marketable securities is invested in short-term, highly rated government securities, treasury bills and investment grade commercial paper and realized average returns of 2.19% for the first nine months of 2004.

The Company has exposure to foreign currency risk as fluctuations in the United States dollar against the Canadian dollar can impact the financial results of the Company. The Company’s Canadian operations realize foreign currency exchange gains and losses on the United States dollar denominated revenue generated against Canadian dollar denominated expenses. Furthermore, the Company reports its results in United States dollars thereby exposing the results of the Company’s Canadian operations to foreign currency fluctuations.

Item 4. Controls and Procedures

a)	As of October 20, 2004, the Chief Executive Officer and the Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures in accordance with Rule 13a-15 under the Exchange Act for the quarter ended September 30, 2004 and nine-month period ended September 30, 2004. Based on their evaluation, the Company’s Chief Executive Officer and the Chief Financial Officer concluded that Vitran’s disclosure controls and procedures enable Vitran to record, process, summarize and report in a timely manner the information that we are required to disclose in our Exchange Act reports.

b)	There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

The Company is subject to legal proceedings that arise in the ordinary course of business. In the opinion of management, the aggregate liability, if any, with respect to these actions will not have a material adverse effect on the consolidated financial position, results of operations or cash flows. Legal costs are expensed as incurred.

Item 2. Changes in Securities and Use of Proceeds

In December of 2003 Vitran, using Avondale Partners as the lead underwriting firm, issued 2,300,000 Common shares for gross proceeds of $31.6 million in a public offering. Commissions to the underwriters amounted to $1.6 million and other expenses of the offering amounted to $0.6 million resulting in net proceeds of $29.4 million. As of September 30, 2004, it is still the intention of Vitran’s management to use the net proceeds from the public offering to fund possible future acquisitions, capital expenditures and repay amounts outstanding under credit facilities.

Item 3. Defaults Upon Senior Securities —None

Item 4. Submission of Matters to a Vote of Security Holders — None

Item 5. Other Information — None

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit
Number	Description of Exhibit
31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated October 20, 2004.

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated October 20, 2004.

(b)	Reports on Form 8-K

i)	Vitran Corporation Inc. filed a Current Report on Form 8-K dated July 30, 2004 related to an amendment to the Company’s code of conduct for employees and directors.

ii)	Vitran Corporation Inc. filed a Current Report on Form 8-K dated August 23, 2004 related to item 5.02 Departure and Appointment of Principal Officers.

iii)	Vitran Corporation Inc. filed a Current Report on Form 8-K dated October 22, 2004 related to its financial results for the third quarter of 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VITRAN CORPORATION INC.

/s/ SEAN P. WASHCHUK

Sean P. Washchuk
Date: October 20, 2004	Vice President of Finance and
Chief Financial Officer
(Principle Financial Officer)