Form 10-K
period 2004-12-31
VITRAN CORP INC
filed 2005-02-24
CIK 946823

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission file number 0-19791

VITRAN CORPORATION INC.

(Exact name of registrant as specified in its charter)

Ontario, Canada
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

185 The West Mall, Suite 701, Toronto, Ontario, Canada, M9C 5L5
(Address of principal executive offices) (Zip Code)

(Registrant’s telephone number, including area code)
(416) 596-7664

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Shares	Toronto Stock Exchange — TSX®
American Stock Exchange — AMEX®

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K ☐.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). ☑ Yes ☐ No.

The number of shares of common stock outstanding at February 14, 2005 was 12,423,678. The aggregate market value of the voting stock of the registrant, excluding directors, officers and registered holders of 10% as of February 14, 2005 was approximately $185,006,029.00.

DOCUMENTS INCORPORATED BY REFERENCE

1) Proxy statement to be filed on or about March 24, 2005 (Only those portions referenced herein are incorporated in this Annual Report on Form 10-K).

Unless otherwise indicated all dollar references herein are in United States dollars.

PART I

ITEM 1— BUSINESS

OVERVIEW

          Vitran Corporation Inc. (“Vitran” or the “Company”) is a leading, predominately non-union, provider of surface transportation and related logistics services throughout Canada and in 18 states in the central and southern United States (the “Central States”). Its business consists of less-than-truckload services (“LTL”), logistics services, and truckload services. These services are provided by stand-alone business units within their respective regions. The business units operate independently or in a complementary manner to provide solutions depending on a customer’s needs. For the years ended December 31, 2004 and 2003, the Company had revenues of approximately $374.6 million, and $331.8 million, respectively.

CORPORATE STRUCTURE

          Vitran’s registered office is located at 185 The West Mall, Suite 701, Toronto, Ontario, Canada, M9C 5L5. Vitran Corporation Inc. was incorporated in Ontario under the Business Corporation Act (Ontario).

          Vitran’s business is carried on through its subsidiaries with a number of these affiliated corporations holding the relevant licenses and permits required to carry on business. The following are Vitran’s principal operating subsidiaries, all wholly owned (including their jurisdiction of incorporation) as at December 31, 2004: Vitran Express Canada Inc. (Ontario); Can-Am Logistics Inc. (Ontario); Vitran Logistics Ltd. (Ontario); Expéditeur T.W. Ltée (Canada); Vitran Corporation (Nevada); Vitran Express Inc. (Indiana); Frontier Transport Corporation (Indiana); Vitran Logistics Corp. (Delaware); Vitran Logistics Inc. (Indiana).

OPERATING SEGMENTS

          Segment financial information is included in Note 9 to the Consolidated Financial Statements.

LTL Services

          Vitran has grown organically and made strategic acquisitions to build a comprehensive LTL network throughout Canada and in the Central United States. Over the past year, Vitran’s LTL business has continued to focus on providing premium service to its customers.

          Vitran’s LTL business represented approximately 80.9% of its revenue for the year ended December 31, 2004. Within the United States, the Company operates primarily within the Central United States and delivers approximately 90.0% of its freight shipments within one or two days. In addition, the Company offers its services to the other regions in the United States (other than Alaska and Hawaii) through its strategic inter-regional relationships. The service is provided over-the-road, mostly by Company drivers, which allows US LTL more control in servicing these time sensitive shipments. As an integral part of its service solution, US LTL was one of the first regional LTL companies to offer an unconditional money back service guarantee to its customers. Vitran’s US LTL regional business represented approximately 46.0% of its revenues for the year ended December 31, 2004.

          Within Canada, the Company provides next-day service within Ontario, Quebec and within parts of western Canada, and generates most of its revenue from the movement of LTL freight within the three to five day east/west lanes. Most of its trans-Canada freight is shipped by rail under an “intermodal” agreement with CN Rail, under which the Company’s containers are loaded onto CN Rail cars and shipped to various points where Vitran’s network of owner operators pick up and deliver the freight to various destinations. An expedited service solution is also offered nationally using over-the-road driver teams to complete these moves in a shorter time-frame. Vitran’s Canadian LTL business represented approximately 34.9% of its revenues for the year ended December 31, 2004.

          Vitran’s Transborder Service Solution (inter-regional) provides over-the-road service primarily between its Canadian LTL and US LTL business units. This is the Company’s highest margin and fastest growing service, achieving approximately 29.3% year-over-year revenue growth for the year ended December 31, 2004. In addition, through strategic inter-regional relationships it offers transborder freight services to the remainder of the continental United States.

Logistics

          Vitran’s Logistics business, which represented approximately 9.5% of its revenues for the year ended December 31, 2004, consists of two principal lines of business: (1) supply chain solutions in Canada and the United States including warehousing, inventory management and flow-through distribution facilities, and (2) Freight Brokerage which coordinates the transport of truck and container loads from sales offices in Toronto, Montreal, and Los Angeles.

          Supply Chain Solutions. Supply chain solutions involve the transportation, management of goods and the provision of information about such goods as they pass through the supply chain from manufacturer to end user. Vitran Logistics’ role is to design a supply chain network for a customer, contract with the necessary suppliers (including Vitran’s LTL services), and implement the design and manage the logistical system. Vitran’s supply chain services unit offers a range of services in Canada and the United States including warehousing, inventory management and flow-through distribution facilities, focusing primarily on long-term logistics solutions.

          Freight Brokerage. Vitran’s Freight Brokerage unit is headquartered in Toronto, Ontario, with sales offices in Toronto, Montreal and Los Angeles so as to capitalize on international traffic flows. Vitran Logistics coordinates the transport of truck and container loads directly from a customer’s facility to the customer’s consignee, anywhere in North America. The Freight Brokerage unit offers both intermodal and highway solutions to customers with any type of full load requirement. Vitran Logistics supports the movement of freight through direct computer links with both its carriers and customers. It provides customers with real-time tracking, customer support information and expediting as required.

Truckload

          Vitran’s Truckload business, operating as Frontier Transport Corporation (“Frontier”), provides truckload service within the United States. Frontier principally utilizes its company-owned trailing equipment and tractor owner operators. The business is primarily dry van with a small temperature controlled service available. Frontier operates out of two terminals, one in Atlanta, and the other in Indianapolis where the main administration office is located. Frontier principally delivers within a 400-mile radius utilizing 257 owner operators with company-owned or leased trailing fleet.

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

          The LTL portion of the industry accounted for approximately $58 billion of revenue during 2002. According to the American Trucking Associations and Global Insight, LTL volume is forecasted to grow in the United States at an average rate of 3.1% per year through 2008.

          LTL carriers transport freight for multiple customers to multiple destinations on each trailer. This service requires a network of local pick-up and delivery terminals, hub facilities, and driver fleets. The LTL business is capital intensive, and achieving significant density of operations in a given region can afford a competitive advantage since greater freight volumes are better able to support fixed costs. Vitran believes the regional LTL industry offers a favorable operating model and provides substantial growth opportunities for the following reasons:

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

MARKETING AND CUSTOMERS

          Vitran derives its revenue from thousands of customers from a variety of geographic regions and industries in Canada and the United States. The Company’s largest customer represents less than 3.0% of Vitran’s revenues.

          The LTL segment utilizes a computerized freight-costing model to determine the price level that is appropriate for each particular shipment of freight. When necessary, Vitran competes to secure revenue by participating in bid solicitations, provided its customer recognizes the Company as a core carrier over a contracted period of time.

          In the Logistics business, Vitran customizes each solution to fit the needs of the customer. The Logistics operation pursues opportunities that will not only increase the profitability of that segment but will supplement profitability in Vitran’s LTL segment as well.

          The Freight Brokerage business maintains sales offices in Toronto, Montreal, and Los Angeles, to capitalize on international traffic flows. The freight brokerage unit offers both intermodal and over-the-road truckload solutions to clients.

EMPLOYEES

          At December 31, 2004, Vitran employed approximately 2,498 full- and part-time employees and contracted with approximately 421 owner operators.

          All of Vitran’s 1,256 drivers and owner operators are required to have valid commercial driver’s licenses and pass a stringent Company screening process. Where permitted, the Company periodically conducts drug and alcohol screening tests.

          Only 132 of Vitran’s employees are represented by labor unions. Two of Vitran’s terminals in Canada operate with unionized dock workers represented by the International Brotherhood of Teamsters and the Canadian Autoworkers Association. The Company has two collective agreements with its unionized employees. These agreements expire on March 31, 2008, and on September 30, 2008, respectively.

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

SEASONALITY

          In the trucking industry for a typical year, the months of September and October usually have the highest business levels, while the months of December, January and February generally have the lowest business levels. Adverse weather conditions, generally experienced in the first quarter of the year, such as heavy snow and ice storms, have a negative impact on operating results. Accordingly, revenue and profitability are generally lowest in the first quarter.

REGULATION

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

          Vitran’s employees and owner operators also must comply with the safety and fitness regulations promulgated by the U.S. Department of Transportation (“DOT”) and various regulatory authorities in Canada, including those relating to drug and alcohol testing and hours of service.

COMPETITION

          Vitran competes with many other transportation service providers of varying sizes within Canada and the United States. In the United States, Vitran competes mainly in the central states. The transportation industry is highly competitive on the basis of both price and service. The Company competes with regional, inter-regional and national LTL carriers, truckload carriers, third party logistics companies and, to a lesser extent, small package carriers, air freight carriers and railroads. The Company competes effectively in its markets by providing high quality and timely service at competitive prices.

RISKS AND UNCERTAINTIES

          Information on the risks and uncertainties relating to the Company appears in the Company’s management discussion and analysis (“MD&A”) for the year ended December 31, 2004, Item 7, reference to which is hereby made, and the information therein is incorporated herein by reference.

AVAILABLE INFORMATION

          Vitran makes available free of charge on or through its website at www.vitran.com, its Annual Report on Form 10-K (including the MD&A at December 31, 2004), Quarterly Reports on Form 10-Q, current reports on Form 8-K and other information releases including all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (SEC) and System for Electronic Document Analysis and Retrieval (SEDAR). The information can also be accessed through EDGAR at www.sec.gov/edgar.shtml or SEDAR at www.sedar.com.

ITEM 2— PROPERTIES

          Vitran’s corporate office is located at 185 The West Mall, Suite 701, Toronto, Ontario, Canada, M9C 5L5. The 2,700 square foot office is occupied under a lease terminating in March 2008.

          Each of Vitran’s operating subsidiaries also maintains a head office as well as numerous operating facilities. Vitran has not experienced and does not anticipate difficulties in renewing existing leases on favorable terms or obtaining new facilities as and when required.

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

          In addition to two warehouse facilities, Vitran’s Logistics business operates two dedicated flow-through facilities, one in Canada, and the other in the United States, for major retailers in their respective markets. Vitran’s Truckload business operates two terminals, one in Indianapolis and the other in Atlanta.

ITEM 3— LEGAL PROCEEDINGS

          Vitran is subject to various legal proceedings and claims that have arisen in the ordinary course of its business that have not been fully adjudicated. Many of these are covered in whole or in part by insurance. The management of Vitran does not believe that these actions, when finally concluded and determined, will have a significant adverse effect upon Vitran’s financial condition, results of operations or cash flows.

ITEM 4— SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

PART II

ITEM 5— MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Description of Share Capital

          The Company at the April 21st, 2004 Annual and Special Meeting of Shareholders received approval to eliminate from the Company’s authorized capital the Class B non-voting shares and the first preference shares. The Class A voting shares were redesignated as common shares.

          At December 31, 2004, there were an unlimited number of shares authorized and 12,419,678 common shares issued and outstanding. The holders of the common shares are entitled to one vote for each common share on all matters voted on at any meetings of Vitran’s shareholders, to any dividends that may be declared by the Company’s Board of Directors thereon and, in the event of the liquidation, dissolution or winding up of the Company, will be entitled to receive the remaining property.

          Vitran’s common shares trade on The Toronto Stock Exchange (“TSX”) and the American Stock Exchange (“AMEX”) under the symbols: vtn and vvn respectively. On February 14, 2005, there were approximately 46 registered holders of record of the Company’s common shares.

          Vitran did not pay any dividends on common shares in fiscal 2004 and 2003. The Company ceased paying dividends in December 2001. The board of directors is responsible for determining the Company’s dividend policy and does not intend to declare dividends in the foreseeable future.

          The following table sets forth the high and low bid prices of our common stock for the periods indicated, as reported by the TSX and the AMEX:

	TSX			AMEX
Quarter	High	Low	Volume	High	Low	Volume
	(in Canadian dollars)			(in United States dollars)
2004
Fourth Quarter	$22.00	$18.25	604,600	$18.00	$14.87	2,365,400
Third Quarter	$23.48	$17.94	403,600	$17.55	$13.80	2,696,400
Second Quarter	$22.64	$18.20	510,800	$16.60	$14.02	3,055,200
First Quarter	$22.22	$17.50	844,000	$16.14	$13.15	3,786,500
2003
Fourth Quarter	$20.00	$13.90	729,900	$15.00	$10.30	4,356,000
Third Quarter	$14.50	$9.25	2,770,200	$10.75	$7.00	3,351,300
Second Quarter	$9.00	$8.25	1,402,566	$7.00	$5.65	577,600
First Quarter	$9.08	$7.96	1,375,700	$6.00	$5.05	521,000
2002
Fourth Quarter	$8.24	$6.83	77,700	$5.29	$4.55	104,600
Third Quarter	$7.95	$6.07	98,300	$5.12	$3.80	117,000
Second Quarter	$8.20	$4.26	217,100	$5.43	$2.80	179,400
First Quarter	$5.35	$3.25	217,300	$3.48	$1.98	61,800

	TSX			AMEX
2004 Monthly	High	Low	Volume	High	Low	Volume
	(in Canadian dollars)			(in United States dollars)
December	$22.00	$19.37	225,500	$18.00	$16.15	496,900
November	$20.52	$18.25	314,000	$17.48	$16.30	1,311,000
October	$21.00	$18.25	65,100	$16.59	$14.87	557,500
September	$19.42	$17.94	338,400	$15.05	$13.85	731,100
August	$22.60	$18.00	4,800	$16.10	$13.80	1,107,800
July	$23.48	$20.66	60,400	$17.55	$15.85	857,500
June	$22.64	$21.56	169,400	$16.60	$15.40	823,500
May	$21.72	$20.00	50,600	$16.25	$14.50	681,500
April	$20.99	$18.20	290,800	$15.50	$14.02	1,550,200
March	$20.50	$17.50	343,500	$15.60	$13.15	1,348,800
February	$21.15	$18.40	335,600	$16.05	$14.60	1,210,500
January	$22.22	$17.64	164,900	$16.14	$13.85	1,227,200

Stock Option Plan

Number of
securities
remaining available
	Number of		for future issuance
	securities to be		(excluding
	issued upon	Weighted average	securities
	exercise of	exercise price of	reflected in column
Plan Category	outstanding options	outstanding options	(a))

	(a)	(b)	(c)
Equity compensation plans approved by security holders	796,800	$8.44	395,000
Equity compensation plans not approved by security holders	—	—	—
Total (1)	796,800	$8.44	395,000

(1) As at December 31, 2004

          Vitran maintains a stock option plan to assist in attracting, retaining and motivating its directors, officers and employees. The details of the Company’s authorized stock option plan are described in Note 7 of the Consolidated Financial Statements.

Use of Proceeds

          In December of 2003, Vitran, together with the lead underwriting firm, Avondale Partners, issued 2,300,000 common shares for gross proceeds of $31.6 million in a public offering. Commissions to the underwriters amounted to $1.6 million and other expenses of the offering amounted to $0.6 million resulting in net proceeds of $29.4 million. It is the intention of Vitran’s management to use the net proceeds from the public offering to fund possible future acquisitions, capital expenditures and repay amounts outstanding under credit facilities.

Transfer Agents

Computershare Investor Services Inc.	Montreal, Toronto	Canada
Computershare Trust Company Inc.	Denver	United States

ITEM 6— SELECTED FINANCIAL DATA

          The following selected financial data should be read in conjunction with the Consolidated Financial Statements and Notes under Item 8 of this Annual Report on Form 10-K. For a summary of quarterly financial data for fiscal 2004 and 2003 please see the Supplemental Schedule of Quarterly Financial Information included in the Consolidated Financial Statements. For a summary of measurement and disclosure differences between Canadian and United States accounting policies please see Note 14 to the Consolidated Financial Statements. Please note that there is no difference in Vitran’s 2004 reported net income under Canadian and United States GAAP.

Selected Financial Data (Thousands of dollars, except per share amounts)

Year	2004	2003	2002	2001	2000

Canadian GAAP

Statements of Income
Revenue	$374,595	$331,826	$303,595	$310,477	$323,223

Income from continuing operations before depreciation expense (1)	24,183	20,308	17,817	13,938	22,746

Income from continuing operations	18,977	14,814	12,509	7,586	15,841

Net income from continuing operations	14,943	10,336	6,938	2,335	6,665

Net loss on discontinued operations, net of tax	—	—	—	(3,696)	(278)

Net income (loss)	$14,943	$10,336	$6,938	$(1,361)	$6,387

Earnings per share basic:
Net income from continuing operations	$1.22	$1.07	$0.72	$0.24	$0.67
Net income (loss)	$1.22	$1.07	$0.72	$(0.14)	$0.65
Weighted average number of shares	12,285,400	9,684,901	9,691,041	9,859,296	9,894,727

Earnings per share diluted:
Net income from continuing operations	$1.17	$1.01	$0.71	$0.24	$0.67
Net income (loss)	$1.17	$1.01	$0.71	$(0.14)	$0.65
Weighted average number of shares	12,740,477	10,263,211	9,784,066	9,859,296	9,894,727

United States GAAP (2)

Revenue	$374,595	$331,826	$303,595	$310,477	$323,223

Income from continuing operations before depreciation expense	24,183	20,044	17,373	13,524	22,746

Income from continuing operations	18,977	14,550	12,065	7,172	15,841

Net income from continuing operations	14,943	10,336	6,494	1,921	6,665

Net loss on discontinued operations, net of tax	—	—	—	(3,696)	(278)

Change in method for accounting for goodwill	—	—	(3,023)	—	—

Net income (loss)	$14,943	$10,336	$3,471	$(1,775)	$6,387

Earnings per share basic:
Net income from continuing operations	$1.22	$1.07	$0.67	$0.19	$0.67
Net income (loss)	$1.22	$1.07	$0.36	$(0.18)	$0.65
Weighted average number of shares	12,285,400	9,684,901	9,691,041	9,859,296	9,894,727

Earnings per share diluted:
Net income from continuing operations	$1.17	$1.01	$0.66	$0.19	$0.67
Net income (loss)	1.17	1.01	0.35	(0.18)	0.65
Weighted average number of shares	12,740,477	10,263,211	9,784,066	9,859,296	9,894,727

Dividends per share $US	Nil	Nil	Nil	$0.023	$0.047
Dividends per share $Cdn	Nil	Nil	Nil	$0.035	$0.070

Selected Financial Data (continued) (Thousands of dollars, except per share amounts)

Year	2004	2003	2002	2001	2000

Balance Sheets (Canadian and United States GAAP)
Assets:
Current assets	$90,177	$85,046	$46,746	$52,537	$54,165
Property and equipment, net	37,563	35,102	30,787	32,032	39,434
Goodwill, net	45,304	44,865	43,869	46,874	48,653

Total assets	$173,044	$165,013	$121,402	$131,443	$142,252

Liabilities and Stockholders’ Equity:
Current liabilities	$38,806	$46,412	$36,061	$37,993	$43,515
Long-term debt	11,507	17,931	30,504	40,013	40,341
Other non-current liabilities	3,546	2,715	2,767	3,602	4,184
Minority interest	Nil	Nil	Nil	Nil	397
Total stockholders’ equity – Canadian GAAP	$119,185	$97,955	$52,070	$49,836	$53,356
Total stockholders’ equity – United States GAAP	$118,826	$97,590	$51,853	$49,923	$52,847

Total commitments under operating lease	$46,564	$48,580	$57,475	$56,338	$53,907

Operating Ratios (3)
Total company	94.9%	95.5%	95.9%	97.6%	95.1%
Less-than-truckload	94.2%	94.3%	94.6%	96.6%	93.7%
Logistics	95.3%	96.2%	96.5%	99.8%	98.7%
Truckload	94.5%	98.2%	98.0%	97.4%	95.4%

Notes:

(1)	Income from continuing operations before depreciation expense (“EBITD”) is a non-GAAP financial measure which does not have any standardized meaning prescribed by GAAP. EBITD represents net income, plus net loss on discontinued operations, plus amortization of goodwill, minus minority interest, plus (minus) income tax expense (benefit), plus net interest expense, and plus depreciation. The Company believes EBITD is useful in evaluating its operating performance compared to that of other companies in its industry, as the calculation of EBITD eliminates the effects of financing, income taxes and the accounting effects of capital spending, which items may vary for different companies for reasons unrelated to overall operating performance. When analyzing its operating performance, however, investors should use EBITD in addition to, not as an alternative for, income from operations and net income, as those items are defined by GAAP. Investors should also note that the Company’s presentation of EBITD may not be comparable to similarly titled measures used by other companies. EBITD is reconciled to net income as follows:

	Year ended December 31,
	2004	2003	2002	2001	2000

Net income	$14,943	$10,336	$6,938	$(1,361)	$6,387
Net loss on discontinued operations	—	—	—	3,696	278
Amortization of goodwill	—	—	—	1,350	1,211
Minority interest	—	—	—	(85)	(33)
Income tax expense	3,983	3,158	2,282	153	3,139
Interest expense, net	51	1,320	3,289	3,833	4,859
Depreciation	5,206	5,494	5,308	6,352	6,905

EBITD	$24,183	$20,308	$17,817	$13,938	$22,746

(2)	Please see Note 14 to the Consolidated Financial Statements for differences between Canadian and United States GAAP.

(3)	Operating ratio (“OR”) is a non-GAAP financial measure which does not have any standardized meaning prescribed by GAAP. OR is the sum of operating expenses, selling, general and administrative expenses, other expenses (income), and depreciation expense, divided by revenue. OR allows management to measure the Company and its various segments’ operating efficiency. OR is a widely recognized measure in the transportation industry which provides a comparable benchmark for evaluating the Company’s performance compared to its competitors. Investors should also note that the Company’s presentation of OR may not be comparable to similarly titled measures by other companies. OR is calculated as follows:

	Year ended December 31,
	2004	2003	2002	2001	2000

Operating expenses	$319,295	$282,016	$254,405	$263,524	$268,131
Selling, general and administrative expenses	31,263	29,366	31,084	32,291	31,673
Other expenses (income)	(146)	136	289	724	673
Depreciation expense	5,206	5,494	5,308	6,352	6,905

	$355,618	$317,012	$291,086	$302,891	$307,382

Revenue	$374,595	$331,826	$303,595	$310,477	$323.223

Operating ratio (“OR”)	94.9%	95.5%	95.9%	97.6%	95.1%

ITEM 7— MANAGEMENT DISCUSSION AND ANALYSIS

Forward-Looking Statements:

          This MD&A contains forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995 concerning Vitran’s business, operations, and financial performance and condition.

          When used in this MD&A the words “believe”, “anticipate”, “intend”, “estimate”, “expect”, “project”, “may”, “plans”, “continue”, “focus”, “endeavor” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such words. These forward-looking statements are based on current expectations and are naturally subject to uncertainty and changes in circumstances that may cause actual results to differ materially from those expressed or implied by such forward-looking statements.

          Specifically, but not limited to, this MD&A and the documents incorporated by reference contain forward-looking statements regarding:

•	our objective to expand or acquire an LTL operation in a new regional market

•	our intention to achieve an above average transborder growth rate

•	our plan to develop revenue, density and yield improvements

•	our intention to improve linehaul efficiency and dock operations

•	our focus on driver retention

          Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause Vitran’s actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that may cause such differences include but are not limited to technological change, regulatory change, the general health of the economy and competitive factors. More detailed information about these and other factors is included in the MD&A. Many of these factors are beyond the Company’s control; therefore, future events may vary substantially from what the Company currently foresees. You should not place undue reliance on such forward-looking statements. Vitran Corporation Inc. is under no obligation to update or alter such forward-looking statements whether as a result of new information, future events or otherwise. Unless otherwise indicated all dollar references herein are in U.S. dollars. The Company’s Annual Report on Form 10-K, as well as all the Company’s other required filings, may be obtained from the Company at www.vitran.com or from www.sedar.com or from www.sec.gov.

OVERVIEW

          Vitran Corporation Inc. (“Vitran” or the “Company”) is a leading, predominately non-union, provider of surface transportation and related logistics services throughout Canada and in 18 states in the central and southern United States (the “Central States”). Its business consists of three operating segments: (1) Less-than-truckload services (“LTL”), (2) Logistics services, and (3) Truckload services. These services are provided by stand-alone business units within their respective regions. Depending on a customer’s needs, the units can operate independently or in a complementary manner. As more fully described in Item 1 “Business”, the LTL segment transports shipments in less than full trailer load quantities through freight service center networks, the Logistics segment provides supply chain solutions and freight brokerage services and the Truckload segment delivers full trailer loads point to point on a predominantly short haul basis.

          Vitran’s operating results are generally expected to depend on the number and weight of shipments transported, the prices received for the services provided, and the mix of services supplied to clients. Therefore, Vitran must manage its fixed and variable operating cost infrastructure to fluctuating volumes to realize appropriate margins while maintaining the quality service expected by its customers.

          The long-term mission of the Company is to build a North American transportation infrastructure with national and regional coverage in both Canada and the United States offering regional, interregional, national, and transborder LTL services. In conjunction with the LTL services, Vitran will also focus on logistics service offerings that are not only profitable as stand-alone business opportunities, but also increase the utilization of LTL freight service assets where appropriate.

EXECUTIVE SUMMARY

          In 2004 Vitran achieved its all-time best financial results. Notwithstanding the CN Railway strike in the first quarter and subsequent rail capacity issues that persisted through 2004 that affected its LTL segment and a 23% dilution of the Company’s outstanding common shares due the Company’s equity offering completed in the fourth quarter of 2003, records were achieved in:

Revenue	$374.6 million,
Income from operations	$19.0 million,
Net income	$14.9 million and,
Earnings-per-share, diluted	$1.17.

          All three of the Company’s operating segments, LTL, Truckload and Logistics, contributed to the year-over-year improvements that were driven by an improved economy, company-specific initiatives and tighter capacity. In its fourth quarter, although a seasonally challenging quarter, Vitran posted its thirteenth consecutive quarter of year-over-year improved net income.

          The Company generated cash flows from operations of $21.6 million in 2004 of which $11.7 million was used to reduce long-term debt to a ten-year low of $14.5 million. During the fourth quarter, the Company improved its financial capacity to pursue opportunistic growth strategies by increasing the availability under its revolving credit facility to $35.0 million and extending the repayment of its term credit facility an additional thirteen months.

CONSOLIDATED RESULTS

          The following table summarizes the Consolidated Statements of Income for the three years ended December 31:

(in thousands)	2004	2003	2002	2004 vs 2003	2003 vs 2002

Revenue	$374,595	$331,826	$303,595	12.9%	9.3%
Operating expenses	319,295	282,016	254,405	13.2%	10.8%
SG&A expenses	31,263	29,366	31,084	6.5%	(5.5%)
Other expenses (income)	(146)	136	289	(207.4%)	(52.9%)
Depreciation	5,206	5,494	5,308	(5.2%)	3.5%
Income from operations	18,977	14,814	12,509	28.1%	18.4%
Interest expense, net	51	1,320	3,289	96.1%	(59.9%)

Net income	14,943	10,336	6,938	44.6%	49.0%

Consolidated Results (continued)

	2004	2003	2002	2004 vs 2003	2003 vs 2002

Earning per share:
Basic	$1.22	$1.07	$0.72	14.0%	48.6%
Diluted	1.17	1.01	0.71	15.8%	42.3%

Operating ratio	94.9%	95.5%	95.9%

Results of Operations 2004 Compared to 2003

          Revenue increased 12.9% to $374.6 million in 2004 from $331.8 million in 2003. Revenue in the LTL, Truckload and Logistics segments increased 12.2%, 9.3% and 23.9%, respectively, contributing to the consolidated improvement. Income from operations improved 28.1% to $19.0 million in 2004 from $14.8 million in 2003. All three segments, LTL, Truckload and Logistics, contributed to the improvement posting increases of 14.4%, 226.9% and 53.9%, respectively, to their income from operations. Accordingly, the Company’s consolidated operating ratio improved to 94.9% in 2004 from 95.5% in 2003. Detailed explanations for the improvements in revenue and income from operations are discussed below in “Segmented Results”.

          Selling, general and administrative expenses (“SG&A”) increased 6.5% to $31.3 million in 2004 from $29.4 million in 2003. The increase is partially attributable to the earlier adoption of new accounting standards for the expensing of employee stock options. The new standard was applied prospectively and in 2004 resulted in a $0.3 million non-cash employee stock option expense compared to nil in 2003. An increase in Sarbanes-Oxley 404 certification expenses added an additional $0.2 million in 2004 compared to 2003. The Company’s 2003 results include a foreign exchange gain of $0.4 million from the repatriation of capital from a foreign subsidiary and from the sale proceeds from the equity offering in the fourth quarter of 2003. The remaining component of the increase is primarily the result of increases to workers’ compensation and health care expenses in the United States.

          Depreciation expense declined 5.2% to $5.2 million in 2004 from $5.5 million in 2003. The Company changed the estimated useful life for its tractors from seven years to eight years and its trailers from ten years to twelve years to more accurately reflect the actual useful life of its equipment. This change in estimate was recorded prospectively and resulted in a $0.7 million reduction in depreciation expense for 2004 compared to 2003.

          Interest expense net of interest income was $0.1 million for 2004 compared to $1.3 million for 2003. This reduction was primarily due to the Company’s $33.1 million in short-term investments generating interest income of $0.7 million. As well, the Company repaid $11.7 million of its outstanding debt obligations and had a 50-basis- point reduction in interest rate spreads starting in February 2004.

          Income tax expense for 2004 was $4.0 million compared to $3.2 million in 2003. In the fourth quarter of 2004, the Company recorded a one-time deferred tax benefit of $0.7 million attributable to the reduction in the valuation allowance on loss carryforwards. The effective tax rate, excluding the one-time deferred tax benefit, was 24.7% for 2004 compared to 23.4% 2003. The increase in the effective tax rate can be attributed to an increase in statutory rates as well as a higher proportion of income being earned in higher tax jurisdictions.

          Net income improved by 44.6% to $14.9 million for 2004, compared to $10.3 million in 2003. This resulted in basic and diluted earnings per share of $1.22 and $1.17 for the current year, compared to $1.07 and $1.01 in 2003. The weighted average number of shares for 2004 was 12.3 million basic and 12.7 million diluted compared to 9.7 million basic and 10.3 million diluted shares in 2003. The weighted average number of shares for 2004 includes the Company’s 2.3 million share equity offering in the fourth quarter of 2003, and dilution resulting from a majority of outstanding stock options in the money in 2004.

SEGMENTED RESULTS

LTL (Less-than-truckload)

          The table below provides summary information for the LTL segment for the three years ended December 31:

(in thousands)	2004	2003	2002	2004 vs 2003	2003 vs 2002

Revenue	$303,017	$270,189	$241,916	12.2%	11.7%
Income from operations	17,604	15,386	12,968	14.4%	18.6%
Operating ratio	94.2%	94.3%	94.6%

Number of shipments(1)	2,415,204	2,311,935	2,238,119	4.47%	3.30%
Weight (000s of lbs)(2)	3,894,005	3,680,893	3,536,004	5.79%	4.10%
Revenue per shipment(3)	$125.47	$116.87	$108.09	7.36%	8.12%
Revenue per hundredweight(4)	7.78	7.34	6.84	5.99%	7.31%

          In spite of the CN Railway strike in the first quarter and railway capacity issues that persisted through the remainder of 2004 that significantly reduced LTL revenue, the segment increased revenue by 12.2% to $303.0 million from $270.2 million in 2003. Revenue increases were recorded throughout the Canadian and U.S. infrastructure in all lines of business: regional, national, expedited and, most notably, a 29.3% increase in transborder revenue. A firm pricing environment within the LTL segment coupled with an improved economy led to increased shipments, tonnage and revenue per hundredweight of 4.47%, 5.79% and 5.99%, respectively. Consequently, income from operations improved 14.4% to $17.6 million in 2004 compared to $15.4 million in 2003.

          Despite the 14.4% improvement in income from operations, the 2004 LTL segment operating ratio of 94.2% was only slightly better than the 94.3% recorded in 2003. The aforementioned CN Railway strike in the first quarter of 2004, as well as railway capacity and railway operating challenges that persisted through the balance of the year, caused expenses in the national line of business to rise. This resulted in an increase in linehaul expenses and dock wages as a percentage of revenue compared to same period last year.

Logistics

          The table below provides summary information for the Logistics segment for the three years ended December 31:

(in thousands)	2004	2003	2002	2004 vs 2003	2003 vs 2002

Revenue	$35,499	$28,642	$27,665	23.9%	3.5%
Income from operations	1,668	1,084	955	53.9%	13.5%
Operating ratio	95.3%	96.2%	96.5%

          Revenue and income from operations for the Logistics segment were up 23.9% and 53.9% for 2004 compared to 2003. Revenue increases were attributable to improvements across all the Logistics business units with strong growth coming from the supply chain unit. Revenue growth outpaced income from operations increases, as the supply chain unit worked to fill the capacity of its new distribution facility opened at the end of the 2004 second quarter. Gross margin declined 1.5% in the second half of 2004 compared to 2003; however, once the capacity of the new facility is fully utilized in 2005, operating expenses as a percentage of revenue should decline and gross margin and operating ratio should improve.

Truckload

          The table below provides summary information for the Truckload segment for the three years ended December 31:

(in thousands)	2004	2003	2002	2004 vs 2003	2003 vs 2002

Revenue	$36,079	$32,995	$34,014	9.3%	(3.0%)
Income from operations	1,968	602	679	226.9%	(11.3%)
Operating ratio	94.5%	98.2%	98.0%

          Revenue for the Truckload segment increased 9.3% to $36.1 million in 2004 from $33.0 million in 2003. With a strong pricing environment in the midwestern U.S. attributable to a tight driver market that reduced capacity in the truckload market place, the Company’s Truckload segment focused on better yielding freight in 2004. Consequently, revenue per total mile (5) has increased by 12.5% while empty miles have decreased by 19.9%. Total shipments for 2004 decreased 5.8% compared to 2003; however, this was offset by the 16.2% increase in revenue per shipment versus 2003. The aforementioned revenue quality development and yield progress increased gross margin to 15.5% in 2004, resulting in the operating ratio improving to 94.5% from 98.2% in 2003.

RESULTS OF OPERATIONS 2003 COMPARED TO 2002

Consolidated Results

          Revenue increased 9.3% to $331.8 million in 2003 from $303.6 million in 2002. Revenue in the LTL segment and Logistics segment increased 11.7% and 3.5%, respectively, contributing to the consolidated improvement in revenue, despite a lackluster economy for most of the year. Offsetting this progress was a 3.0% decline in revenue in the Truckload segment.

          Income from operations rose by 18.4% from $12.5 million in 2002 to $14.8 million in 2003 driven by the improvement in revenue as well as operating improvements. Ongoing cost controls and the reduction of discretionary spending also contributed to improved operating income. In 2003, Vitran recorded foreign exchange gains totaling $0.4 million from the repatriation of capital from a foreign subsidiary and from the sale of proceeds from the equity offering. The Company’s 2002 results include foreign exchange gains of $0.6 million offset by the one-time special retirement bonus of $0.6 million to the founding President and Chief Executive Officer. The net impact of the items discussed above was that the consolidated operating ratio for 2003 improved to 95.5% compared to 95.9% in 2002.

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

          Net income improved by 49.0% to $10.3 million in 2003 compared to $6.9 million in 2002. This resulted in record earnings of $1.07 per share basic and $1.01 per share diluted in 2003, compared to $0.72 per share basic and $0.71 per share diluted in 2002. The weighted average number of shares for 2003 was similar to 2002 at 9.7 million; however, the diluted number of shares increased to 10.3 million in 2003 compared to 9.8 million in 2002. The increase is primarily attributable to the significant increase in the market price of the Company stock compared to the average historical price of the Company’s stock options. As at December 31, 2003 all outstanding stock options were in the money.

Segmented Results

LTL (Less-than-truckload)

          In spite of the continued lackluster performance of the North American economy, revenue at the LTL segment increased from $241.9 million in 2002 to $270.2 million in 2003, of which $13.4 million resulted from the strengthening Canadian dollar. Of particular note was the 30.3% growth in the LTL transborder activity during 2003. This is an important part of Vitran’s business because it provides the opportunity to add significant value to customers and, accordingly, is the Company’s highest margin business. The LTL segment’s operating ratio improved to 94.3% in 2003 from 94.6% in 2002. Improvements were demonstrated in both the Canadian LTL and US LTL business units. The continuing effect of fuel price pressures in 2003 was successfully offset by the Company’s ability to pass through fuel price increases to its customers.

          The Canadian LTL business unit achieved superior performance in 2003, improving both revenue and operating ratio year over year. Revenue increases were recorded in all four lines of business, being national, regional, expedited and, most notably, the transborder offering. Shipments, tonnage and revenue per hundredweight increased 7.4%, 6.7%, and 3.2%, respectively, largely as a result of market share gains. The stronger revenue and yield led to an improved operating ratio and offset increased costs generated by significant changes in the business unit’s major third party linehaul supplier.

          The US LTL business unit also surpassed its 2002 results and posted improvements in both revenue and operating ratio for 2003. In addition to terminal rationalization and linehaul optimization programs that yielded a 4.4% reduction in pick-up and delivery expenses, increases in shipments, tonnage and revenue per hundredweight of 1.0%, 2.0%, and 1.8%, respectively, bolstered income from operations for 2003. However, these achievements were partially offset by increases in insurance and workers’ compensation expenses in 2003.

Logistics

          Revenues for the Logistics segment were up 3.5% for 2003, and operating ratio improved to 96.2% in 2003 from 96.5% in 2002. Revenue increases at the Logistics business unit were attributable to the increased occupancy at the new 80,000 square foot distribution facility in Canada and the addition of a new five-year contract with a major Canadian shoe retailer. These results were tempered by a 37.7% reduction of revenue at the U.S. Freight Brokerage business unit. This reduction is the result of the program that was initiated in 2002 and completed in the third quarter of 2003 to eliminate customers providing inadequate profitability.

Truckload

          Revenue for the Truckload segment declined 3.0% to $33.0 million in 2003 from $34.0 million in 2002. While the Truckload segment successfully increased revenue per mile by 2.9% in 2003, overall volumes declined due to the sluggish mid-west manufacturing sector and the plant relocation of a significant customer. Consolidated shipments declined 8.4% in 2003, which had a negative impact on profitability, and the operating ratio increased to 98.2% in 2003 from 98.0% in 2002.

Notes:

(1)	A shipment is a single movement of goods from a point of origin to its final destination as described on a bill of lading document.

(2)	Weight represents the total pounds shipped by each LTL business unit.

(3)	Revenue per shipment represents revenue divided by the number of shipments.

(4)	Revenue per hundredweight is the price obtained for transporting 100 pounds of LTL freight from point to point, calculated by dividing the revenue for an LTL shipment by the hundredweight (weight in pounds divided by 100) for a shipment.

(5)	Revenue per total mile represents revenue divided by the total miles driven.

GENERAL RISKS AND UNCERTAINTIES

          The Company is exposed to a number of general risks and uncertainties that could impact the results.

          The transportation industry is highly competitive on the basis of both price and service. The Company competes with regional, inter-regional and national LTL carriers, truckload carriers, third party logistics companies and, to a lesser extent, small package carriers, air freight carriers and railroads. The Company competes effectively in its markets by providing high quality and timely service at competitive prices.

          The Company’s business is sensitive to general economic conditions and seasonal fluctuations, although these factors are mitigated somewhat by the variable nature of many of the Company’s costs. Recessionary economic cycles and downturns in customer business cycles, as well as downturns in the principal regional economies where the Company’s operations are located may affect results of operations. In the trucking industry for a typical year, the second and third quarters usually have the highest business levels, while the first and fourth quarters generally have the lowest business levels. The fourth quarter holiday season and adverse weather conditions, generally experienced in the first quarter of the year, such as heavy snow and ice storms, have a negative impact on operating results. Accordingly revenue and profitability are generally lowest in the first and fourth quarters.

          Vitran is dependent on a major railroad for its national LTL service in Canada. Any reduction in service by the railroad is likely to increase costs for the Company and reduce the reliability, timeliness and overall attractiveness of rail-based services. For example, the railroad labor strike in the first quarter of 2004 and other service issues with the railroad have impacted the results of operations of the Company’s LTL segment.

          The Company’s exposure to credit risk is not significant as it is not dependent on any particular industry or customer. The Company’s single largest customer accounted for 2.3% of revenue in 2004.

          Labor represents Vitran’s most significant cost and key to service quality. The Company has a history of positive labor relations that will continue to be important to future success. The two unionized terminals in Canada, representing 5.2% of the Company’s labor force, is represented by the International Brotherhood of Teamsters and the Canadian Autoworkers Association. The collective bargaining agreements between the Company and its unionized employees expire on March 31, 2008 and on September 30, 2008, respectively.

          The Company is dependent on its ability to hire and retain qualified drivers including owner operators. The ground transportation industry as a whole has experienced an imbalance in the number of qualified drivers in 2004. The shortage has not affected the Company in 2004, but should an imbalance in the number of qualified drivers persist, Vitran may adjust is compensation package or operate with fewer drivers, all of which could impact profitability. Furthermore, the Company is dependent on certain key management personnel for the successful operation of the business. Loss of key personnel could harm Vitran’s operations and financial condition.

          The Company has exposure to foreign currency risk as fluctuations in the U.S. dollar against the Canadian dollar can impact the financial results of the Company. Management has designated the Company’s $14.4 million of U.S. denominated long-term debt as a hedge to the foreign currency exposure generated by the Company’s U.S. operations. The Company’s Canadian operations realize foreign exchange gains and losses on the U.S. dollar revenue generated against expenses denominated in Canadian dollars. Furthermore, the Company reports its results in U.S. dollars thereby exposing the results of the Company’s Canadian operations to foreign currency fluctuations.

          While diesel fuel expenses represent an important cost component to Vitran, the extensive use of owner/operators and the ability to share significant fuel increases in the form of a fuel surcharge with customers reduces this risk.

          The Company is subject to numerous laws and regulation by the DOT, Environmental Protection Agency (“EPA”), and various other federal, state, provincial and municipal authorities. New or more comprehensive laws and regulation including but not limited to fuel emission, driver hours-of-service, taxation or other mandated regulation could impact profitability.

          Measures taken by the U.S. and Canadian governments to strengthen border security regulations could impact service levels. Vitran’s cross-border activity represented approximately 5.0% of the LTL segment revenue in 2004 and the Company has responded to the new requirements to ensure compliance and safety without jeopardizing the quality of service.

          The Company is exposed to interest rate risk at December 31, 2004 as its entire debt portfolio bears interest at floating rates. In the past, management has used fixed interest rate instruments to mitigate the exposure to fluctuations in interest rates and on an ongoing basis continues to evaluate the Company’s need to fix interest rates.

          The Company operates a highly capital intensive business. Vitran depends on operating leases, lines of credit, secured equipment financing and cash flow from operations to finance the purchase of tractors, trailing fleet, information technology hardware and terminals.

LIQUIDITY AND CAPITAL RESOURCES

          In 2004, the Company demonstrated improved cash flow, reducing interest-bearing debt while preserving the proceeds from its December 2003 equity offering. As well, the Company amended its existing credit agreement. Under the amended credit agreement, the available revolving credit facility was increased from Cdn $25.0 million (US$19.0 million) to $35.0 million, and the term facility was extended thirteen months to September 30, 2007.

          Cash flow from continuing operations before working capital changes for the year increased to $21.6 million in 2004 compared to $15.4 million in 2003 due primarily to the increase in net income. Non-cash working capital changes consumed $6.8 million primarily due to an increase in accounts receivable attributable to higher revenue in 2004. The increase was, however, mitigated by improved collections that resulted in 39.7 days sales outstanding for 2004 compared to 40.0 days for 2003.

          Interest-bearing debt decreased to $14.5 million at the end of 2004 from $26.2 million at the end of 2003. The interest-bearing debt is comprised of $14.4 million drawn under the term bank credit facility and a capital lease of $0.1 million. During the year, the Company repaid $11.7 million of interest-bearing debt. At December 31, 2004, the Company had $30.6 million, of unused credit facilities, net of outstanding letters of credit.

          At December 31, 2004, the Company increased its available capital on the balance sheet by $1.4 million to $40.8 million, consisting of $7.4 million of cash on hand as well as $33.1 million of highly rated marketable securities. These investments, consisting of commercial paper and preferred shares, provide certain tax advantages and are highly liquid at the option of the Company.

          In December 2003, the Company issued and sold, in an underwritten public offering, 2,300,000 common shares in consideration for net proceeds of $29.4 million. It is the Company’s intention to use the funds for possible future acquisitions, capital expenditures or to repay amounts outstanding under the Company’s credit facilities.

          Capital expenditures amounted to $6.2 million for 2004 and were funded out of operating cash flows of the Company. The majority of capital expenditures in 2004 were for the acquisition of tractors and trailing fleet to maintain the quality of the Company’s rolling stock. The table below sets forth the Company’s capital expenditures for the years ended December 31, 2004, 2003 and 2002.

(in thousands of dollars)	Year ended December 31,
	2004	2003	2002

Real estate and buildings	$346	$359	$2,349
Tractors	1,275	520	726
Trailing fleet	3,339	4,488	483
Information technology	626	896	464
Leasehold improvements	143	77	241
Other equipment	513	555	335

Total	$6,242	$6,895	$4,598

          Management estimates that cash capital expenditures for 2005 will be between $12.0 million and $16.0 million, the majority of which will be for tractors and trailing equipment. The Company also anticipates entering into operating leases to fund the acquisition of equipment with a capital cost of between $3.0 million and $5.0 million.

          The Company has contractual obligations that include long-term debt consisting of a term debt facility, capital leases for operating equipment in the Logistics segment and off-balance sheet operating leases primarily consisting of tractor, trailing fleet and real estate leases. Operating leases form an integral part of the Company’s financial structure and operating methodology as they provide an alternative cost effective and flexible form of financing. The following table summarizes our significant contractual obligations and commercial commitments as of December 31, 2004:

(in thousands of dollars)		Payments due by period
Contractual Obligations	Total	2005	2006 & 2007	2008 & 2009	Thereafter

Long-term debt	$14,434	$3,000	$11,434	$ Nil	$ Nil
Capital lease obligations	103	30	73	Nil	Nil

Sub-total	14,537	3,030	11,507	Nil	Nil
Off-balance sheet commitments
Operating leases	46,564	14,349	19,470	8,783	3,962

Total contractual obligations	$61,101	$17,379	$30,977	$8,783	$3,962

          In addition to the above noted contractual obligations, the Company, as at December 31, 2004, utilized the revolving credit facility for standby letters of credit of $4.4 million. The letters of credit are used as collateral for self-insured retention of insurance claims.

          A significant decrease in demand for our services could limit the Company’s ability to generate cash flow and affect its profitability. The Company’s credit agreement contains certain financial maintenance tests that require the Company to achieve stated levels of financial performance, which, if not achieved, could cause an acceleration of the payment schedules. Management does not anticipate a significant decline in business levels or financial performance and expects that existing working capital, together with available revolving facilities, is sufficient to fund operating and capital requirements in 2005 as well as service the contractual obligations.

OUTLOOK

          Fiscal 2004 was another rewarding year for the Company. The LTL segment achieved a double digit transborder growth rate and both the Canadian LTL and US LTL business units expanded revenue and yield. The Logistics and Truckload segments posted significant improvements in 2004 compared to 2003 by increasing their customer base and leveraging margins with existing customers. However, despite evaluating a number of LTL acquisition targets in 2004, the Company did not expand into a new regional market. Also, despite management efforts, the US LTL business unit did not reduce its claims costs to desired levels in 2004.

          For 2005, Vitran’s objective is still to acquire or develop its LTL operation in a new regional market. Management will continue to evaluate LTL expansion opportunities with a view to ensuring the appropriate fit to its existing LTL network. At December 31, 2004, the Company had $40.5 million of cash and marketable securities, of which $29.4 million was raised in the December 2003 public offering. In addition, the Company has increased its financial capacity with a new $35.0 million revolving credit facility.

          Management intends to continue its focus on the LTL transborder business with a view to maintaining above average year-over-year revenue growth. The Canadian LTL business unit will endeavor to improve third party linehaul efficiency activities and continue to evaluate the need to change certain linehaul activities to Company-controlled rolling stock. The US LTL business unit plans to execute its sales strategy that will increase revenue and density throughout the operation without negatively impacting yield and on-time delivery performance. Furthermore, focus will be on linehaul efficiency and dock operations with the objective of further reducing claims expense in 2005.

          The Logistics segment will continue to concentrate on gaining new profitable business that also utilizes the services of the Company’s LTL infrastructure. In light of an expected tight driver market in 2005 the Truckload segment will focus on driver retention and margin expansion.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

          The Company prepares its financial statements in accordance with generally accepted accounting principles (“GAAP”) in Canada together with a reconciliation to United States GAAP, as disclosed in Note 14 to the Consolidated Financial Statements.

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

Revenue Recognition

          The Company’s LTL and Truckload business units and Freight Brokerage operations recognize revenue and direct shipment costs upon the delivery of the related freight. Revenue for the Logistics operations is recognized as the management services are provided.

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

Claims and Insurance Accruals

          Claims and insurance accruals reflect the estimated ultimate total cost of claims, including amounts for claims incurred but not reported, for cargo loss and damage, bodily injury and property damage, workers’ compensation, long-term disability and group health. In Canada the Company has $42,000 (Cdn$50,000) and in the United States $350,000 self-insurance retention (“SIR”) per incident for auto liability, casualty and cargo claims. In the United States the Company has an SIR of $350,000 per incident for workers’ compensation and $250,000 per incident for employee medical. In establishing these accrued expenses, management evaluates and monitors each claim individually, and uses factors such as historical experience, known trends and third party estimates to determine the appropriate reserves for potential liability. Changes in severity of previously reported claims, significant changes in the medical costs and legislative changes affecting the administration of the plans could significantly impact the determination of appropriate reserves in future periods.

Goodwill

          The Company performs its goodwill impairment test annually and, more frequently, if events or changes in circumstances indicate that an impairment loss may have incurred. Impairment is tested at the reporting unit level by comparing the reporting unit’s carrying amount to its implied fair value. The methodology used to measure fair value is the discounted cash flow method. The discounted cash flow method requires certain assumptions for growth in earnings before interest, taxes and depreciation, future tax rates, capital re-investment, fair value of the assets and liabilities and discount rate. The discount rate is based on the Company’s estimated weighted average cost of capital. Actual recovery of goodwill could differ from these assumptions based on market conditions and other factors. In the event goodwill is determined to be impaired a charge to earnings would be required. As at September 30, 2004, Vitran completed its annual goodwill impairment test and concluded that there was no impairment.

CHANGES IN ACCOUNTING POLICY

Impairment of Long-lived Assets

          The CICA Accounting Standard Board has issued CICA Handbook Section 3063, Impairment of Long-Lived Assets. This section establishes standards for recognizing, measuring and disclosing impairment of long-lived assets held for use. An impairment is recognized when the carrying amount of an asset to be held and used exceeds the sum of undiscounted cash flows expected from its use and disposal. A long-lived asset should be tested when events or circumstances indicate that its carrying amount may not be recoverable. The Company adopted Section 3063 on January 1, 2004, and during 2004 there have not been any events or circumstances to indicate that there may be an impairment of long-lived assets.

Asset Retirement Obligations

          The CICA Accounting Standards has issued CICA Handbook Section 3110, Asset Retirement Obligations. The section establishes standards for recognizing, measuring and disclosing certain legal obligations with respect to the retirement of long-lived tangible assets that result from the acquisition, construction and development of the assets. The requirements of Section 3110 will not have a material effect on the Company’s Consolidated Financial Statements.

Revenue Recognition

          The Canadian Emerging Issues Committee (“EIC”) has issued EIC 141, Revenue Recognition, and EIC 142, Revenue Arrangements with Multiple Deliverables. These recommendations address revenue recognition principles on delivering services and also when and how an arrangement involving multiple deliverables should be accounted for. The Company has evaluated and adopted these recommendations and determined the recommendations will not have a material effect on the Company’s Consolidated Financial Statements.

Hedging Relationships

          The Accounting Standards Board of the CICA issued Accounting Guideline 13, Hedging Relationships. The guideline establishes criteria for derivatives to qualify for hedge accounting. A derivative will qualify as a hedge if the hedging relationship is designated; certain documentation is completed at inception and it remains effective thRough the life of the hedge. The Company has adopted the guideline and determined the guideline will not have a material effect on the Company’s Consolidated Financial Statements.

Guarantees

          The Accounting Standards Board of the CICA issued Accounting Guideline 14, Disclosure of Guarantees. The guideline establishes disclosure requirements for certain guarantees. The Company has adopted the guideline and made the required disclosures in the Company’s Consolidated Financial Statements.

Variable Interest Entities

          The Accounting Standards Board of the CICA issued Accounting Guideline 15, Variable Interest Entities. The guideline establishes requirements for the consolidation of variable interest entities (“VIE”) into the consolidated financial statements of a company. The application of the rules to specific situations is complex and the interpretation of the rules is evolving. The Company currently accounts for its subsidiaries in accordance with the Company’s principles of consolidation. The Company has evaluated and adopted the guideline and determined the guideline will not have a material effect on the Company’s Consolidated Financial Statements.

RELATED PARTIES

     In 2003, the Company leased a terminal from a former director at market rates. Lease expense for this terminal amounted to $76,800 in 2003.

ITEM 7a— QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE SENSITIVITY

          The Company is exposed to the impact of interest rate changes. The Company’s exposure to changes in interest rates is limited to borrowings under the revolving credit facility and the term bank facility that have variable interest rates tied to the LIBOR rate. The Company did not have any borrowings under the revolving credit facility in 2004. The term bank credit facility of $14.4 million had a weighted average annual interest rate in borrowings of 2.72% in 2004. We estimate that the fair value of the term credit facility approximates the carrying value.

(in thousands of dollars)		Payments due by period
Long-term debt	Total	2005	2006 & 2007	2008 & 2009		Thereafter

Variable Rate
Term bank facility	$14,434	$3,000	$11,434	$	Nil	$	Nil
Average interest rate	3.49%	3.49%	3.49%
Fixed Rate
Capital lease obligation	103	30	73	Nil		Nil
Average interest rate	6.79%	6.79%	6.79%

Total	$14,537	$3,030	$11,507	$	Nil	$	Nil

          The Company’s investment of $33.1 million in marketable securities is invested in highly rated treasury bills, investment grade notes and investment grade commercial paper. A portion of the marketable securities is also invested in highly rated preferred shares. The Company’s investment realized average returns of 2.4% in 2004. The Company is exposed to interest rate changes and market fluctuations in prices of preferred shares.

          The Company is exposed to foreign currency risk as fluctuations in the United States dollar against the Canadian dollar can impact the financial results of the Company. The Company’s Canadian operations realize foreign currency exchange gains and losses on the United States dollar denominated revenue generated against Canadian dollar denominated expenses. Furthermore, the Company reports its results in United States dollars thereby exposing the results of the Company’s Canadian operations to foreign currency fluctuations. In addition, the Company’s United States dollar debt of $14.4 million is designated as a hedge of the investment in the United States’ self-sustaining foreign operations.

          In addition to the information disclosed above, further information required by Item 7A of Form 10-K appears in Item 7 of this Annual Report on Form 10-K under the headings “Liquidity and Capital Resources” and “General Risks and Uncertainties”.

ITEM 8— FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          Consolidated Balance Sheets as at December 31, 2004, and 2003 and the Consolidated Statements of Income, Retained Earnings and Cash Flow for the years ended December 31, 2004, 2003, and 2002, reported on by KPMG LLP, Chartered Accountants. These statements are prepared in accordance with GAAP in Canada and in the United States. A reconciliation of the differences between Canadian and United States GAAP is included on Note 14 to the Consolidated Financial Statements.

MANAGEMENT RESPONSIBILITY OVER FINANCIAL REPORTING

          The Consolidated Financial Statements of the Company are the responsibility of management and have been prepared in accordance with GAAP and, where appropriate, reflect estimates based on management’s judgement. In addition, all other information contained in the annual report on form 10-K is also the responsibility of management.

          The Company maintains systems of internal accounting and administrative controls designed to provide reasonable assurance that the financial information provided is accurate and complete and that all assets are properly safeguarded.

          The Board of Directors is responsible for ensuring that management fulfills its responsibility for financial reporting and is ultimately responsible for reviewing and approving the Consolidated Financial Statements. The Board appoints the Audit Committee, comprised of non-management directors, which meets with management and KPMG LLP, the external auditors, at least once a year to review, among other things, accounting policies, annual financial statements, the result of the external audit examination, and the management discussion and analysis included in the annual report on form 10-K. The Audit Committee reports it finding to the Board of Directors so that the Board may properly approve the financial statements. Additional commentary on corporate governance appears in the Company’s proxy statement for the 2005 Annual Meeting of its Shareholders, reference to which is hereby made, and the information therein is incorporated herein by reference

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
AUDITORS’ REPORT TO THE SHAREHOLDERS

We have audited the consolidated balance sheets of Vitran Corporation Inc. as at December 31, 2004 and 2003 and the consolidated statements of income, retained earnings and cash flows for each of the years in the three-year period ended December 31, 2004. Our audit also included the financial statement schedule listed in the Index under Part IV, Item 15(a)2. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with Canadian generally accepted auditing standards and the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these consolidated financial statements and the financial statement schedule referred to above present fairly, in all material respects, the financial position of the Company as at December 31, 2004 and 2003 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2004 in accordance with Canadian generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material aspects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Vitran Corporation Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 7, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG llp

Toronto, Canada
February 7, 2005

Consolidated Balance Sheets
(Amounts in thousands of United States dollars)

December 31, 2004 and 2003

	2004	2003

Assets

Current assets:
Cash and cash equivalents	$7,375	$12,417
Marketable securities (note 3)	33,087	26,996
Accounts receivable	40,124	35,685
Inventory, deposits and prepaid expenses	5,924	5,847
Future income taxes (note 6)	3,667	4,101

	90,177	85,046

Capital assets (note 4)	37,563	35,102
Goodwill	45,304	44,865

	$173,044	$165,013

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable and accrued liabilities	$33,377	$34,092
Income and other taxes payable	2,399	4,007
Current portion of long-term debt (note 5)	3,030	8,313

	38,806	46,412

Long-term debt (note 5)	11,507	17,931
Future income taxes (note 6)	3,546	2,715

Shareholders’ equity:
Common shares, no par value, unlimited authorized, 12,419,678 and 12,094,278 issued and outstanding in 2004 and 2003, respectively (note 7)	60,798	59,358
Contributed surplus	323	—
Retained earnings	54,972	40,029
Cumulative translation adjustment (note 8)	3,092	(1,432)

	119,185	97,955

	$173,044	$165,013

Lease commitments (note 11)
Contingent liabilities (note 12)

See accompanying notes to consolidated financial statements.

On behalf of the Board:

/s/ RICHARD E. GAETZ	/s/ GRAHAM W. SAVAGE

Director	Director

Consolidated Statements of Income
(Amounts in thousands of United States dollars, except per share amounts)

Years ended December 31, 2004, 2003 and 2002

	2004	2003	2002

Revenue	$374,595	$331,826	$303,595

Operating expenses	319,295	282,016	254,405
Selling, general and administration expenses	31,263	29,366	31,084
Other expenses (income)	(146)	136	289

	350,412	311,518	285,778

Income from operations before depreciation	24,183	20,308	17,817

Depreciation	5,206	5,494	5,308

Income from operations before the undernoted	18,977	14,814	12,509

Interest on long-term debt	(718)	(1,346)	(3,369)
Interest income	667	26	80

	(51)	(1,320)	(3,289)

Income from operations before income taxes	18,926	13,494	9,220

Income taxes (recovery) (note 6):
Current	2,717	3,450	2,341
Future	1,266	(292)	(59)

	3,983	3,158	2,282

Net income	$14,943	$10,336	$6,938

Earnings per share:
Basic - net income	$1.22	$1.07	$0.72
Diluted - net income	$1.17	$1.01	$0.71

Weighted average number of shares:
Weighted average number of shares outstanding	12,285,400	9,684,901	9,691,041
Potential exercise of options	455,077	578,310	93,025

Diluted shares	12,740,477	10,263,211	9,784,066

Diluted earnings per share excludes the effect of “out of the money” options, 315,000 in 2004 (2003 - nil; 2002 - 464,000).

See accompanying notes to consolidated financial statements.

Consolidated Statements of Retained Earnings
(Amounts in thousands of United States dollars, except per share amounts)

Years ended December 31, 2004, 2003 and 2002

	2004	2003	2002

Retained earnings, beginning of year	$40,029	$30,044	$26,602

Effect of adoption of goodwill accounting standard (note 1(i))	—	—	(3,023)

	40,029	30,044	23,579

Net income	14,943	10,336	6,938

Cost of repurchase of common shares in excess of book value	—	(351)	(473)

Retained earnings, end of year	$54,972	$40,029	$30,044

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows
(Amounts in thousands of United States dollars)

Years ended December 31, 2004, 2003 and 2002

	2004	2003	2002

Cash provided by (used in):

Operations:
Net income	$14,943	$10,336	$6,938
Items not involving cash from operations:
Depreciation	5,206	5,494	5,308
Future income taxes	1,266	(292)	(59)
Loss (gain) on sale of capital assets	(146)	136	289
Foreign exchange gains	—	(264)	(444)
Stock-based compensation expense	323	—	—

	21,592	15,410	12,032
Change in non-cash working capital components	(6,839)	3,339	4,090

	14,753	18,749	16,122

Investments:
Purchase of capital assets	(6,242)	(6,895)	(4,598)
Proceeds on sale of capital assets	248	423	712
Proceeds on sale of discontinued operations	—	—	1,692
Marketable securities	(3,981)	(26,996)	—

	(9,975)	(33,468)	(2,194)

Financing:
Change in revolving credit facility	—	—	(3,099)
Repayment of long-term debt	(11,716)	(11,396)	(9,399)
Issue of common shares upon exercise of stock options	1,440	1,607	33
Issue of common shares in public offering	—	29,385	—
Repurchase of common shares	—	(644)	(1,354)

	(10,276)	18,952	(13,819)

Effect of translation adjustment on cash	456	182	(193)

Increase (decrease) in cash and cash equivalents	(5,042)	4,415	(84)

Cash and cash equivalents, beginning of year	12,417	8,002	8,086

Cash and cash equivalents, end of year	$7,375	$12,417	$8,002

Change in non-cash working capital components:
Accounts receivable	$(4,439)	$(6,053)	$1,759
Inventory, deposits and prepaid expenses	(77)	348	(732)
Income and other taxes recoverable/payable	(1,608)	2,266	914
Accounts payable and accrued liabilities	(715)	6,778	2,149

	$(6,839)	$3,339	$4,090

Supplemental cash flow information:
Interest paid	$722	$1,552	$3,336
Income taxes paid	4,608	2,617	1,773

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements
(In thousands of United States dollars, except per share amounts where noted)

Years ended December 31, 2004, 2003 and 2002

1. Significant accounting policies:

(a)	Description of the business:

Vitran Corporation Inc. (“Vitran” or the “Company”) is a North American provider of freight services and distribution solutions to a wide variety of companies and industries. Vitran offers less-than-truckload service throughout Canada and the United States. Vitran Logistics offers supply chain solutions in Canada and the United States, including warehousing, inventory management and flow-through distribution facilities, as well as freight brokerage services. Vitran also provides same-day and next-day truckload services in the United States.

(b)	Basis of presentation:

These Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated on consolidation.

All amounts in these Consolidated Financial Statements are expressed in United States dollars, unless otherwise stated.

(c)	Foreign currency translation:

A majority of the Company’s shareholders, customers and industry analysts are located in the United States. Accordingly, the Company adopted the United States dollar as its reporting currency effective December 31, 2003 and all prior periods have been restated.

The United States dollar is the functional currency of the Company’s operations in the United States. The Canadian dollar is the functional currency of the Company’s Canadian operations.

Each operation translates foreign currency-denominated transactions into its functional currency using the rate of exchange in effect at the date of the transaction.

Monetary assets and liabilities denominated in a foreign currency are translated into the functional currency of the operation using the year-end rate of exchange giving rise to a gain or loss which is recognized in income during the current period.

For reporting purposes, the Canadian operations are translated into United States dollars using the current rate method. Under this method, all assets and liabilities are translated at the year-end rate of exchange and all revenue and expense items are translated at the average rate of exchange for the year. The resulting translation adjustment is recorded as a separate component of shareholders’ equity. United States dollar debt of $14.4 million (2003 - $26.1 million) is designated as a hedge of the investment in the United States’ self-sustaining foreign operations.

Notes to Consolidated Financial Statements (continued)
(In thousands of United States dollars, except per share amounts where noted)

Years ended December 31, 2004, 2003 and 2002

1. Significant accounting policies (continued):

In respect of other transactions denominated in currencies other than the Canadian dollar, the monetary assets and liabilities of the Company are translated at the year-end rates. Revenue and expenses are translated at rates of exchange prevailing on the transaction dates. All of the exchange gains or losses resulting from these other transactions are recognized in income.

(d)	Revenue recognition:

The Company’s less-than-truckload, truckload business units and freight brokerage operations recognize revenue and direct shipment costs upon the delivery of the related freight. Revenue for the Logistics operations is recognized as the management services are provided.

(e)	Cash and cash equivalents:

Cash and cash equivalents include cash on account and short-term investments with maturities of three months or less at date of purchase and are stated at cost, which approximates market value.

(f)	Marketable securities:

Marketable securities are recorded at the lower of cost and market value. The securities are classified as “available for sale”.

(g)	Inventory:

Inventory consists of tires and spare parts and is valued at the lower of average cost and replacement cost.

(h)	Capital assets:

Capital assets are recorded at cost. Depreciation of capital assets is provided on a straight-line basis from the date assets are put in service over their estimated useful lives as follows:

Buildings	20-31.5 years
Leasehold interests and improvements	Over term of lease
Vehicles:
Trailers and containers	12 years
Trucks	8 years
Machinery and equipment	5-10 years

Notes to Consolidated Financial Statements (continued)
(In thousands of United States dollars, except per share amounts where noted)

Years ended December 31, 2004, 2003 and 2002

1. Significant accounting policies (continued):

Tires purchased as part of a vehicle are capitalized as a cost to the vehicle. Replacement tires are expensed when placed in service.

Effective January 1, 2004, the Company changed the estimated useful life of its vehicles and equipment to accurately reflect its actual useful life. The useful life of the Company’s trailers was changed from 10 years to 12 years and the trucks from 7 years to 8 years. As a result of the change, income from operations and net income were impacted by $673 and $505, respectively, in 2004. Basic and diluted earnings per share were impacted by $0.04, in 2004.

(i)	Goodwill:

Goodwill represents the excess of acquisition cost over the fair value of net assets of businesses acquired. Prior to January 1, 2002, goodwill was amortized over 40 years on a straight-line basis. Effective January 1, 2002, the Company no longer amortizes goodwill but annually compares the fair value of its reporting units to the carrying value to determine if an impairment loss has occurred. A transitional impairment was recognized as an effect of a change in accounting policy and was charged to opening retained earnings as of January 1, 2002.

At June 30, 2002, the Company completed its initial goodwill impairment test and concluded that an impairment existed. At September 30, 2002, the amount of the charge was quantified. Charges of $0.8 million and $2.2 million, respectively, were recorded in the freight brokerage and the truckload reporting units to adjust the carrying value of goodwill for each reporting unit to its implied fair value. Such amount has been reflected as a direct charge to retained earnings effective January 1, 2002.

As at September 30, 2004, the Company completed its annual goodwill impairment test and concluded there was no impairment. The change in goodwill is attributable to translating the Canadian dollar denominated goodwill to the United States dollar reporting currency.

(j)	Income taxes:

The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, future tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Future tax assets and liabilities are measured using enacted or substantively enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on future tax assets and liabilities of a change in tax rates is recognized in income in the year that includes the date of enactment or substantive enactment.

Notes to Consolidated Financial Statements (continued)
(In thousands of United States dollars, except per share amounts where noted)

Years ended December 31, 2004, 2003 and 2002

1. Significant accounting policies (continued):

(k)	Stock-based compensation:

Prior to January 1, 2003, The Canadian Institute of Chartered Accountants’ (“CICA”) Handbook Section 3870, Stock-based Compensation and Other Stock-based Payments, required that effective January 1, 2002, all stock-based compensation to non-employees and direct awards of stock to employees be accounted for using the fair value method. The Company has not granted any such awards.

The Company has a stock option plan for employees and directors. In 2002, in accordance with the standard, the Company had elected to use the settlement method for stock options granted to employees and no compensation expense was recorded. Consideration paid by employees on the exercise of options is recorded as share capital.

The CICA Accounting Standards Board amended CICA Handbook Section 3870, Stock-based Compensation and Other Stock-based Payments, to require entities to account for stock options granted to employees and directors using the fair value-based method, beginning January 1, 2004, with the option to adopt effective January 1, 2003. Under the fair value-based method, compensation cost is measured at fair value at the date of grant and is expensed over the award’s vesting period, and forfeitures are accounted for as they occur. In accordance with a transitional option permitted under amended CICA Handbook Section 3870, the Company has prospectively applied the fair value-based method to all stock options granted on or after January 1, 2003. Note 7(d) provides supplemental disclosure for the Company’s stock options.

(l)	Advertising costs:

Advertising costs are expensed as incurred. Advertising costs amounted to $526 in 2004 (2003 - $501).

(m)	Use of estimates:

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the year. Actual results could differ from those estimates.

(n)	Impairment of long-lived assets:

On January 1, 2004, the Company adopted CICA Handbook Section 3063, Impairment of Long-Lived Assets, which establishes standards for recognizing, measuring and disclosing impairment of long-lived assets held for use. An impairment is recognized when the carrying amount of an asset to be held and used exceeds the sum of undiscounted cash flows expected from its use and disposal,

Notes to Consolidated Financial Statements (continued)
(In thousands of United States dollars, except per share amounts where noted)

Years ended December 31, 2004, 2003 and 2002

1.	Significant accounting policies (continued):

and is measured as the amount by which the carrying amount of assets exceeds its fair value. A long-lived asset should be tested when events or circumstances indicate that its carrying amount may not be recoverable. During 2004, the Company has not identified any indicators that would require recognition of an impairment.

(o)	Claims and insurance accruals:

Claims and insurance accruals reflect the estimated total cost of claims, including amounts for claims incurred but not reported, cargo loss and damage, bodily injury and property damage, workers’ compensation, long-term disability and group health. In Canada and the United States the Company has self-insurance retention amounts per incident for auto liability, casualty and cargo claims. In the United States the Company has self-insurance retention amounts per incident for workers’ compensation and employee medical.

2.	Acquisitions and divestitures:

Environmental Services Group:

On May 15, 2001, the Company determined that it planned to divest its Environmental Services Business. A provision for the loss on sale of discontinued business was recorded to account for the sale of capital assets and estimated realizable value of the remaining assets and liabilities. Effective January 2, 2002, the Company sold substantially all the capital assets of the business for cash proceeds of $1.7 million.

3.	Marketable securities:

The marketable securities are invested in highly rated treasury bills, investment grade notes and investment grade commercial paper. A portion of the securities is invested in highly rated preferred shares. The market value of all securities approximates the cost.

4.	Capital assets:

	2004	2003

Land	$6,341	$6,028
Buildings	24,749	23,229
Leasehold interests and improvements	1,558	1,680
Vehicles	28,078	23,724
Machinery and equipment	16,447	15,264

	77,173	69,925

Less accumulated depreciation	39,610	34,823

	$37,563	$35,102

Notes to Consolidated Financial Statements (continued)
(In thousands of United States dollars, except per share amounts where noted)

Years ended December 31, 2004, 2003 and 2002

5. Long-term debt:

	2004	2003

Term bank credit facility (a)	$14,434	$26,122
Capital lease (b)	103	122

	14,537	26,244

Less current portion	3,030	8,313

	$11,507	$17,931

(a)	The term bank credit facility is secured by accounts receivable and general security agreements of the Company and of all its subsidiaries.

During 2004, the Company repaid $11.7 million of borrowings. At December 31, 2004, $14.4 million (2003 - $26.1 million), bearing interest at 3.49% (2003 - 2.93%), was drawn under this facility. The agreement requires approximately 21% of the total principal to be repaid in 2005, with escalating annual repayments, payable in quarterly instalments to September 30, 2007. The provisions of the term facility impose certain financial maintenance tests.

(b)	The Company has financed certain equipment by entering into a capital leasing arrangement expiring in 2007. The capital lease bears interest at approximately 6.79%.

(c)	The Company has a revolving credit facility of up to $35 million. At December 31, 2004, the Company had $30.6 million unused in the credit facility, net of outstanding letters of credit of $4.4 million.

At December 31, 2004, the required future principal repayments on all long-term debt and capital lease are as follows:

Year ending December 31:
2005	$3,030
2006	5,845
2007	5,662

$14,537

Notes to Consolidated Financial Statements (continued)
(In thousands of United States dollars, except per share amounts where noted)

Years ended December 31, 2004, 2003 and 2002

6.	Income taxes:

Income tax expense differs from the amount which would be obtained by applying statutory federal, state and provincial income tax rates to the respective year’s income from operations before income taxes as follows:

	2004	2003	2002

Effective statutory federal, state and provincial income tax rate	36.12%	35.37%	38.62%

Effective tax expense on income before income taxes	$6,836	$4,773	$3,561
Increase (decrease) results from:
Valuation allowance	(693)	—	—
Non-deductible stock-based compensation expense	114	—	—
Non-taxable foreign exchange gain	—	(104)	(245)
Deductible foreign exchange loss	—	—	(111)
Income taxed at different rates in foreign jurisdictions	(1,930)	(1,852)	(1,376)
Other	(344)	341	453

Actual income tax expense	$3,983	$3,158	$2,282

Income tax expense:

	2004	2003	2002

Current income tax expense:

Canada:
Federal	$976	$1,478	$1,378
Provincial	585	723	656
United States:
Federal	777	943	82
State	121	147	13
Other	258	159	212

	2,717	3,450	2,341

Future income tax expense:

Canada:
Federal	16	(181)	324
Provincial	10	(88)	154
United States:
Federal	1,073	(20)	(465)
State	167	(3)	(72)

	1,266	(292)	(59)

	$3,983	$3,158	$2,282

Notes to Consolidated Financial Statements (continued)
(In thousands of United States dollars, except per share amounts where noted)

Years ended December 31, 2004, 2003 and 2002

6.	Income taxes (continued):

A summary of the principal components of future income tax assets and liabilities is as follows:

	2004	2003

Current future income tax assets:
Losses carried forward	$1,655	$2,084
Allowance for doubtful accounts	277	339
Insurance reserves	1,372	941
Financing costs	363	767
Other	—	663
Valuation allowance	—	(693)

	3,667	4,101

Current future income tax liabilities	—	—

	$3,667	$4,101

Non-current future income tax assets:
Losses carried forward	$304	$—
Financing costs	177	—

	481	—

Non-current future income tax liabilities:
Capital assets	(1,371)	(956)
Goodwill	(2,249)	(1,488)
Other	(407)	(271)

	(4,027)	(2,715)

	$(3,546)	$(2,715)

The Company has federal, state and provincial non-capital tax loss carryforwards of approximately $8.3 million expiring over the next 13 years and for which the tax benefit has been recognized as set out above.

Notes to Consolidated Financial Statements (continued)
(In thousands of United States dollars, except per share amounts where noted)

Years ended December 31, 2004, 2003 and 2002

7. Common shares:

(a)	Authorized:

The Company’s capital stock consists of an unlimited number of common shares.

(b)	Issued:

Common shares

	2004		2003
	Number	Amount	Number	Amount

Balance, beginning of year	12,094,278	$59,358	9,559,818	$27,857
Shares repurchased for cancellation	—	—	(106,500)	(312)
Shares issued upon exercise of employee stock options	325,400	1,440	340,960	1,607
Shares issued in public offering, net of issue expenses (i)	—	—	2,300,000	30,206

Balance, end of year	12,419,678	$60,798	12,094,278	$59,358

(i)	In 2003, the Company entered into an underwriting agreement and issued 2.3 million shares at $13.75 per share. This resulted in gross proceeds of $31.6 million to the Company before expenses of issue of $1.4 million, net of future income taxes of $0.8 million.

(c)	Normal course issuer bid:

The Company did not repurchase for cancellation any common shares during 2004 (2003 – repurchased 106,500) under a normal course issuer bid. The cost of the repurchase in excess of the book value of the shares in 2003 was $351.

(d)	Stock options:

The Company provides a stock option plan to key employees, officers and directors to encourage executives to acquire a meaningful equity ownership interest in the Company over a period of time and, as a result, reinforce executives’ attention on the long-term interest of the Company and its shareholders. Under the plan, options to purchase common shares of the Company may be granted to key employees, officers and directors of the Company and its affiliates by the Board of Directors or by the Company’s Compensation Committee. There are 796,800 options authorized under the plan. The term of each option is 10 years and the vesting period is five years. The exercise price for options is the trading price of the common shares of the Company on the Toronto Stock Exchange on the day of the grant.

Notes to Consolidated Financial Statements (continued)
(In thousands of United States dollars, except per share amounts where noted)

Years ended December 31, 2004, 2003 and 2002

7. Common shares (continued):

The following table outlines the impact if the compensation cost for the Company’s stock options granted from January 1, 2002 through to December 31, 2002 were determined under the fair value-based method. The Company has applied the pro forma disclosure provisions of the standard to these awards. The pro forma effect of awards granted prior to January 1, 2002 has not been included.

	2004	2003	2002

Options granted	355,000	—	175,000
Net income, as reported	$14,943	$10,336	$6,938
Pro forma net income	14,902	10,298	6,905
Pro forma earnings per share - basic	$1.21	$1.06	$0.72
Pro forma earnings per share - diluted	$1.17	$1.00	$0.71

The weighted average estimated fair value at the date of the grant for the options granted during 2004 was $8.96 (2003 - nil; 2002 - $1.23) per share.

The fair value of each option granted was estimated on the date of grant using the Black-Scholes fair value option pricing model with the following assumptions:

	2004	2002

Risk-free interest rate	4.8%	5.3%
Dividend yield	—	—
Volatility factor of the future expected market price of the Company’s common shares	34.8 - 36.0	36.0
Expected life of the options	10 years	10 years

Notes to Consolidated Financial Statements (continued)
(In thousands of United States dollars, except per share amounts where noted)

Years ended December 31, 2004, 2003 and 2002

7. Common shares (continued):

Details of stock options are as follows:

	2004		2003
		Weighted		Weighted
		average		average
		exercise		exercise
	Shares	price	Shares	price

Outstanding, beginning of year	825,600	$3.73	1,189,160	$3.93
Granted	355,000	15.84	—	—
Forfeited	(58,400)	11.47	(22,600)	4.13
Exercised	(325,400)	3.96	(340,960)	4.40

Outstanding, end of year	796,800	8.44	825,600	3.73

Exercisable, end of year	385,900	$3.90	580,700	$2.85

     At December 31, 2004, the range of exercise prices, the weighted average exercise price and the weighted average remaining contractual life are as follows:

	Options outstanding			Options exercisable
		Weighted
		average	Weighted		Weighted
		remaining	average		average
Range of exercise	Number	contractual	exercise	Number	exercise
prices	outstanding	life (years)	price	exercisable	price

$2.20 - $4.00	281,800	5.29	$2.65	185,900	$2.80
$4.77 - $5.44	200,000	3.98	4.92	200,000	4.92
$15.55 - $16.31	315,000	9.50	15.86	—	—

$2.20 - $16.31	796,800	6.62	8.44	385,900	3.90

Compensation expense related to stock options was $323 for the year ended December 31, 2004 (2003 and 2002 - nil).

8.	Cumulative translation adjustment:

The cumulative translation adjustment represents the unrealized translation gains and losses from the translation of the Canadian dollar functional currency to the United States dollar reporting currency.

Notes to Consolidated Financial Statements (continued)
(In thousands of United States dollars, except per share amounts where noted)

Years ended December 31, 2004, 2003 and 2002

9.	Segmented information:

The Company’s business operations are grouped into three operating segments: Less-than-Truckload, Logistics and Truckload, which provide transportation services in Canada and the United States.

Segmented information is presented below for each of the years ended December 31, 2004, 2003 and 2002:

Year ended	Less-than-				Corporate	Consolidated
December 31, 2004	truckload	Logistics	Truckload	Total	office and other	totals

Revenue	$303,017	$35,499	$36,079	$374,595	$—	$374,595
Operating, selling, general and administrative expenses	281,109	33,500	33,748	348,357	2,201	350,558
Other expenses (income)	(150)	6	(2)	(146)	—	(146)

Income (loss) from operations before depreciation	22,058	1,993	2,333	26,384	(2,201)	24,183

Depreciation	4,454	325	365	5,144	62	5,206

Income (loss) from operations before the undernoted	$17,604	$1,668	$1,968	$21,240	$(2,263)	18,977

Interest expense, net						(51)
Income taxes						(3,983)

Net income						$14,943

Capital expenditures	$4,699	$721	$801	$6,221	$21	$6,242

Goodwill	$39,418	$1,121	$4,765	$45,304	$—	$45,304

Total assets	$122,209	$5,504	$12,083	$139,796	$33,248	$173,044

Notes to Consolidated Financial Statements (continued)
(In thousands of United States dollars, except per share amounts where noted)

Years ended December 31, 2004, 2003 and 2002

9.	Segmented information (continued):

Year ended	Less-than-				Corporate	Consolidated
December 31, 2003	truckload	Logistics	Truckload	Total	office and other	totals

Revenue	$270,189	$28,642	$32,995	$331,826	$—	$331,826
Operating, selling, general and administrative expenses	250,047	27,289	31,843	309,179	2,203	311,382
Other expenses	54	27	55	136	—	136

Income (loss) from operations before depreciation	20,088	1,326	1,097	22,511	(2,203)	20,308

Depreciation	4,702	242	495	5,439	55	5,494

Income (loss) from operations before the undernoted	$15,386	$1,084	$602	$17,072	$(2,258)	14,814

Interest expense, net						(1,320)
Income taxes						(3,158)

Net income						$10,336

Capital expenditures	$5,699	$390	$794	$6,883	$12	$6,895

Goodwill	$39,021	$1,079	$4,765	$44,865	$—	$44,865

Total assets	$118,862	$5,771	$10,582	$135,215	$29,798	$165,013

Notes to Consolidated Financial Statements (continued)
(In thousands of United States dollars, except per share amounts where noted)

Years ended December 31, 2004, 2003 and 2002

9. Segmented information (continued):

Year ended	Less-than-				Corporate	Consolidated
December 31, 2002	truckload	Logistics	Truckload	Total	office and other	totals

Revenue	$241,916	$27,665	$34,014	$303,595	$—	$303,595
Operating, selling, general and administrative expenses	224,117	26,495	32,796	283,408	2,081	285,489
Other expenses	83	—	206	289	—	289

Income (loss) from operations before depreciation	17,716	1,170	1,012	19,898	(2,081)	17,817

Depreciation	4,748	215	333	5,296	12	5,308

Income (loss) from operations before the undernoted	$12,968	$955	$679	$14,602	$(2,093)	12,509

Interest expense, net						(3,289)
Income taxes						(2,282)

Net income						$6,938

Capital expenditures	$4,141	$243	$139	$4,523	$75	$4,598

Notes to Consolidated Financial Statements (continued)
(In thousands of United States dollars, except per share amounts where noted)

Years ended December 31, 2004, 2003 and 2002

9.	Segmented information (continued):

Geographic information for revenue from point of origin and total assets is as follows:

	2004	2003	2002

Revenue:
Canada	$151,485	$131,084	$104,165
United States	223,110	200,742	199,430

	$374,595	$331,826	$303,595

	2004	2003

Total assets:
Canada	$70,321	$68,706
United States	102,723	96,307

	$173,044	$165,013

	2004	2003

Total long-lived assets:
Canada	$27,526	$24,175
United States	55,341	55,792

	$82,867	$79,967

10.	Financial instruments:

The fair values of cash and cash equivalents, marketable securities, accounts receivable, and accounts payable and accrued liabilities approximate the carrying values because of the short-term nature of these instruments. The fair value of the Company’s long-term debt, determined based on the future cash flows associated with each debt instrument discounted using an estimate of the Company’s current borrowing rate for similar debt instruments of comparable maturity, is approximately equal to the carrying values at December 31, 2004 and 2003.

Notes to Consolidated Financial Statements (continued)
(In thousands of United States dollars, except per share amounts where noted)

Years ended December 31, 2004, 2003 and 2002

11.	Lease commitments:

At December 31, 2004, future minimum rental payments relating to operating leases for premises and equipment are as follows:

Year ending December 31:

2005	$14,349
2006	11,357
2007	8,113
2008	5,512
2009	3,271
Thereafter	3,962

$46,564

Total rental expense under operating leases was $16.7 million for the year ended December 31, 2004 (2003 — $17.9 million; 2002 — $16.9 million).

The Company has guaranteed a portion of the residual values of certain assets under operating leases. If the market value of the assets at the end of the lease terms is less than the guaranteed residual value, the Company must under certain circumstances compensate the lessor for a portion of the shortfall. The maximum exposure under these guarantees is $8.3 million.

12.	Contingent liabilities:

The Company is subject to legal proceedings that arise in the ordinary course of business. In the opinion of management, the aggregate liability, if any, with respect to these actions, will not have a material adverse effect on the consolidated financial position, results of operations or cash flows. Legal costs are expensed as incurred.

13.	Comparative figures:

Certain 2003 and 2002 comparative figures have been reclassified to conform with the financial statement presentation adopted in 2004.

Notes to Consolidated Financial Statements (continued)
(In thousands of United States dollars, except per share amounts where noted)

Years ended December 31, 2004, 2003 and 2002

14.	Canadian and United States accounting policy differences:

(a)	Consolidated reconciliation of shareholders’ equity:

United States GAAP requires the inclusion of a reconciliation of shareholders’ equity between Canadian and United States GAAP for each year a statement of income is presented. Shareholders’ equity reconciled to United States GAAP is as follows:

	Net income			Shareholders’ equity
	2004	2003	2002	2004	2003	2002

Balance, December 31, based on Canadian GAAP	$14,943	$10,336	$6,938	$119,185	$97,955	$52,070
Foreign exchange adjustment (i)	—	—	(444)	(858)	(858)	(858)
Change in method of accounting for goodwill (ii)	—	—	(3,023)	—	—	—

Balance before other comprehensive income and accumulated other comprehensive income, December 31, based on United States GAAP	14,943	10,336	3,471	118,327	97,097	51,212

Other comprehensive income:
Change in cumulative translation adjustment	4,524	4,399	(906)	—	—	—
Change in obligation of derivative instrument (iii)	—	116	683	(101)	(101)	(217)
Unrealized gains on marketable securities (iv)	6	—	—	6	—	—
Foreign exchange adjustment (i)	—	(264)	444	594	594	858

Balance, December 31, based on United States GAAP	$19,473	$14,587	$3,692	$118,826	$97,590	$51,853

Notes to Consolidated Financial Statements (continued)
(In thousands of United States dollars, except per share amounts where noted)

Years ended December 31, 2004, 2003 and 2002

14. Canadian and United States accounting policy differences (continued):

	2004	2003	2002

Earnings (loss) per share under United States GAAP:
Basic — net income before cumulative effect of accounting change	$1.22	$1.07	$0.67
Basic — cumulative effect of change in method of accounting for goodwill	—	—	(0.31)
Basic — net income	1.22	1.07	0.36

Diluted — net income before cumulative effect of accounting change	1.17	1.01	0.66
Diluted — cumulative effect of change in method of accounting for goodwill	—	—	(0.31)
Diluted — net income	1.17	1.01	0.35

Weighted average number of shares:
Weighted average number of shares outstanding	12,285,400	9,684,901	9,691,041
Potential exercise of stock options	455,077	578,310	93,025

Diluted shares	12,740,477	10,263,211	9,784,066

(i)	In 2003, the Company had $264 of foreign exchange gains that represented a substantially complete liquidation of a foreign operation that was included in selling, general and administration expenses. As the foreign operation was substantially liquidated, Canadian and United States GAAP require the transfer into income of the related cumulative translation adjustment.

In 2002, the Company had a $444 foreign exchange gain that did not represent a substantially complete liquidation of a foreign operation included in selling, general and administration expenses. This gain on repatriation of capital from a subsidiary arose from the difference between the exchange rate in effect on the date the capital was returned to Canada compared to the historical rate in effect when the capital was invested. The gain was recognized upon the transfer into income of the related cumulative translation adjustment under Canadian GAAP. Under United States GAAP, there is no reduction of the cumulative translation adjustment account, nor recognition of associated income resulting from such capital restructurings. This transaction was not subject to income taxes.

Notes to Consolidated Financial Statements (continued)
(In thousands of United States dollars, except per share amounts where noted)

Years ended December 31, 2004, 2003 and 2002

14.	Canadian and United States accounting policy differences (continued):

(ii)	A non-cash charge of $3.0 million, to adjust the carrying value of goodwill to its implied value, was included in opening retained earnings without the restatement of prior period figures. This charge was the result of the Company’s adoption of the new Canadian accounting standard for goodwill and other intangibles. Under United States GAAP, FAS 142, the non-cash charge is not recorded as a charge to opening retained earnings but rather as a charge to income in 2002.

(iii)	The change in the fair value of the Company’s obligation for its interest rate swap, which is designated as a cash flow hedge, has been included net of the income tax effect of nil (2003 — $78; 2002 — $474).

(iv)	The unrealized gains on the “available for sale” securities have been included, net of the income tax effect of $2.

(b)	Consolidated statements of cash flows:

Canadian GAAP permits the disclosure of a subtotal of the amount of cash provided by operations before changes in non-cash working capital items in the consolidated statements of cash flows. United States GAAP does not permit this subtotal to be included.

(c)	Income from operations before depreciation:

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

	2004	2003	2002

Income from operations before depreciation, as reported	$24,183	$20,308	$17,817
Depreciation expense	5,206	5,494	5,308
Foreign exchange gain (i)	—	(264)	(444)

Income from operations based on United States GAAP	$18,977	$14,550	$12,065

(i)	Under Canadian GAAP these gains were included in selling, general and administration expenses. Under United States GAAP these gains should be disclosed after income from operations. See note 14(a)(i) for further explanation.

Notes to Consolidated Financial Statements (continued)
(In thousands of United States dollars, except per share amounts where noted)

Years ended December 31, 2004, 2003 and 2002

14.	Canadian and United States accounting policy differences (continued):

(d)	Other disclosures:

United States GAAP requires certain additional disclosures in the consolidated financial statements, as follows:

(i)	The total allowance for doubtful accounts at December 31, 2004 was $1.2 million (2003 — $1.3 million).

(ii)	Accounts payable and accrued liabilities:

	2004	2003

Accounts payable	$16,524	$16,209
Accrued wages and benefits	4,320	3,555
Accrued claims, self insurance and workers’ compensation	5,600	4,670
Other	6,933	9,658

	$33,377	$34,092

(e)	Stock-based compensation:

For all stock option grants prior to January 1, 2003, stock-based compensation to employees was accounted for based on the intrinsic value method under APB No. 25 and related interpretations.

In accordance with one of the transitional options permitted under amended FASB 148, the Company has prospectively applied the fair value-based method to all stock options granted on or after January 1, 2003.

Canadian GAAP requires pro forma net income and earnings per share disclosure for stock option grants during 2002. United States GAAP requires pro forma net income and earnings per share disclosure for stock options granted on or after January 1, 1995. For stock option grants on or after January 1, 2003, there is no policy difference between Canadian and United States GAAP.

Notes to Consolidated Financial Statements (continued)
(In thousands of United States dollars, except per share amounts where noted)

Years ended December 31, 2004, 2003 and 2002

14.	Canadian and United States accounting policy differences (continued):

Pro forma stock option disclosure:

The following table outlines the pro forma impact if the compensation cost for the Company’s stock options is determined under the fair value method for awards granted on or after January 1, 1995:

	2004	2003	2002

Net income, as reported, based on United States GAAP	$14,943	$10,336	$3,471
Add stock-based compensation expense included in reported net income	323	—	—
Deduct total stock-based compensation expense determined using fair value method for all grants	(412)	(212)	(399)

Pro forma net income	$14,854	$10,124	$3,072

Earnings per share:
Basic — as reported	$1.22	$1.07	$0.36
Basic — pro forma	$1.21	$1.05	$0.32
Diluted — as reported	$1.17	$1.01	$0.35
Diluted — pro forma	$1.17	$0.99	$0.31

The fair value of each option granted was estimated on the date of grant using the Black-Scholes fair value option pricing model with the following assumptions:

	2002	1997-2001

Risk-free interest rate	5.3%	4.9% - 6.6%
Dividend yield	—	—
Volatility factor of the future expected market price of the Company’s common shares	36.0	34.1 - 34.8
Expected life of the options	10 years	10 years

Notes to Consolidated Financial Statements (continued)
(In thousands of United States dollars, except per share amounts where noted)

Years ended December 31, 2004, 2003 and 2002

14.	Canadian and United States accounting policy differences (continued):

(f)	New United States accounting pronouncement:

In May 2003, FASB Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” was issued. This Statement provides guidance for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The requirements of FASB 150 do not have an effect on the Company’s Consolidated Financial Statements.

In December 2003, FASB Statement No. 132 (revised), “Employers’ Disclosures about Pensions and Other Postretirement Benefits” was issued. The Statement requires additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other post-retirement benefit plans. The requirements of FASB 132 (revised) do not have an effect on the Company’s Consolidated Financial Statements.

In November 2004, FASB Statement No 151, “Inventory Costs — An Amendment of ARB No. 43, Chapter 4” was issued. The Statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. Additionally, allocation of fixed overheads to the costs of conversion should be based on the normal capacity of production facilities. The requirements of FASB 151 do not have an effect on the Company’s Consolidated Financial Statements.

In December 2004, FASB Statement No. 153, “Exchanges of Non-monetary Assets — An Amendment to APB Opinion No. 29” was issued. The Statement eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance — that is, transactions that are not expected to result in significant changes in the cash flows of the reporting entity. The requirements of FASB 153 do not have an effect on the Company’s Consolidated Financial Statements.

In December 2004, FASB Statement No. 123 (revised), “Share-based Payment” was issued. This Statement requires an entity to recognize the grant-date fair value of stock options and other equity-based compensation issued to employees in the income statement. FASB 123 (revised) eliminates the ability to account for share-based compensation transactions using the intrinsic value method in APB Opinion No. 25. The Company, effective January 1, 2003, adopted FASB Statement 123, “Accounting for Stock-based Compensation” as amended by FASB Statement 148, “Accounting for Stock-based Compensation — Transition and Disclosure”, and will evaluate the effect of FASB No. 123 (revised) on the Company’s Consolidated Financial Statements.

Consolidated Supplemental Schedule of Quarterly Financial Information
(In thousands of United States dollars, except per share amounts where noted)

Canadian and United States GAAP

	First	Second	Third	Fourth
2004 (Unaudited)	quarter	quarter	quarter	quarter

Revenue:
Less-than-truckload	$70,259	$75,958	$78,727	$78,073
Logistics	8,167	8,768	8,936	9,628
Truckload	8,720	9,205	9,332	8,822

Total revenue	$87,146	$93,931	$96,995	$96,523

Income from operations after depreciation	$2,177	$5,870	$6,193	$4,737
Net income	1,649	4,387	4,542	4,365

Earnings per share:
Basic	$0.14	$0.36	$0.37	$0.35
Diluted	0.13	0.34	0.36	0.34

In 2004, there are no differences in income from operations after depreciation and net income between Canadian and United States GAAP.

	First	Second	Third	Fourth
2003 (Unaudited)	quarter	quarter	quarter	quarter

Revenue:
Less-than-truckload	$63,224	$68,503	$69,228	$69,234
Logistics	6,340	7,106	7,347	7,849
Truckload	7,905	8,526	8,314	8,250

Total revenue	$77,469	$84,135	$84,889	$85,333

Income from operations after depreciation based on Canadian GAAP	$2,123	$3,933	$4,462	$4,296
Income from operations after depreciation based on United States GAAP	2,123	3,933	4,462	4,032
Net income	1,417	2,724	3,045	3,150

Earnings per share:
Basic	$0.15	$0.29	$0.32	$0.31
Diluted	$0.14	$0.27	$0.30	$0.29

Please refer to Note 14 in the audited consolidated financial statements for differences between Canadian and United States GAAP.

ITEM 9— CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     During our last two years, there were no disagreements with KPMG LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of KPMG LLP, would have caused them to make reference to the subject matter of the disagreement in connection with their reports.

ITEM 9a— CONTROLS AND PROCEDURES

     As of the end of the period covered by this Annual Report on Form 10-K, the Company conducted an evaluation of the effectiveness of its “disclosure controls and procedures”. Based on this evaluation, the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) have concluded that the Company’s “disclosure controls and procedures” were effective during the period covered by this report.

     There have been no significant changes in our internal controls, which we define to include our control environment, control procedures, and accounting systems, or in other factors that could significantly affect our internal controls, since February 7, 2005.

     The following is management’s Annual Report on Internal Control over Financial Reporting:

     Vitran Corporation Inc.’s (“Vitran”) management is responsible for establishing and maintaining systems of adequate financial reporting controls, as such term is defined in Exchange Act Rules 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

     In 2004 Vitran’s management team conducted tests of its internal control over financial reporting in accordance with the standards set forth by the Public Company Accounting Oversight Board (“PCAOB”) in the United States. In accordance with these standards, management assessed and tested, on a sample basis, Vitran’s internal controls over financial reporting according to a comprehensive risk analysis using the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). It is management’s opinion that the testing methodology of the internal control framework is appropriate and provides reasonable assurance as to the integrity and reliability of the internal control over financial reporting.

     In management’s opinion, based on the assessment completed for the year ended December 31, 2004, the internal control over financial reporting are operating effectively. In addition, it is management’s opinion the assessment is free of material misstatement.

     KPMG LLP, a public accounting firm registered with the PCAOB, has issued an attestation report on management’s assessment of Vitran’s internal controls over financial reporting, as stated in their report which is included herein.

To: The Board of Directors and Stockholders
       Vitran Corporation Inc.:

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, that Vitran Corporation Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Vitran Corporation Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Vitran Corporation Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the COSO. Also, in our opinion, Vitran Corporation Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the COSO.

We also have audited, in accordance with Canadian generally accepted auditing standards and the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Vitran Corporation Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, retained earnings, and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated February 7, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG llp

Toronto, Canada
February 7, 2005

PART III

ITEM 10— DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information for directors is reported in our definitive proxy statement filed pursuant to Regulation 14A, and is incorporated herein by reference. The following table sets forth certain information concerning our executive officers:

Name	Age	Position	History
Richard E. Gaetz (Mississauga, Canada)	47	President and Chief Executive Officer	Mr. Gaetz has been working in the transportation and logistics industry for more than 25 years. He has been actively involved with the growth and development of Vitran and has been responsible for Vitran’s freight distribution business since he joined in 1989. He was elected to the Board of Directors of Vitran in 1995. Mr. Gaetz has extensive experience on both sides of the border. Prior to joining Vitran, he spent ten years with Clarke Transport, a large Canadian freight company, in various positions including Vice President. Mr. Gaetz received a Bachelor of Commerce degree from Dalhousie University in Halifax in 1979 and attended the MBA program at Western Washington University. He is a Director of the Ontario Trucking Association and the Canadian Trucking Alliance.

Sean P. Washchuk (Burlington, Canada)	32	Vice President Finance and Chief Financial Officer	Mr. Washchuk joined Vitran in 2000 as the Corporate Controller and was appointed Chief Financial Officer and Vice President Finance in 2004. Prior to joining Vitran in 2000, he was a Controller at a North American plastics recycling company and was also a manager at PricewaterhouseCoope rs in the assurance and business advisory services practice. Mr. Washchuk is a Chartered Accountant with the Canadian Institute and received a Bachelor of Accounting degree from Brock University in Ontario.

CODE OF ETHICS

     The Company has adopted a Code of Ethics and Professional Conduct (the “Code”) for all senior executives and directors, including the Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer. The Code is available free of charge on the Company’s website at www.vitran.com. The Code requires that the Company’s senior executives and directors deal fairly with customers, suppliers, fellow employees and the general public. Acceptance of the Code is mandatory for the Company’s senior executives and directors.

ITEM 11— EXECUTIVE COMPENSATION

     The information required by Item 11 of Form 10-K appears in the Company’s proxy statement for the 2005 Annual Meeting of its Shareholders, reference to which is hereby made, and the information therein is incorporated herein by reference.

ITEM 12— SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 12 of Form 10-K appears in the Company’s proxy statement for the 2005 Annual Meeting of its Shareholders, reference to which is hereby made, and the information therein is incorporated herein by reference.

ITEM 13— CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 13 of Form 10-K appears in the Company’s proxy statement for the 2005 Annual Meeting of its Shareholders, reference to which is hereby made, and the information therein is incorporated herein by reference.

ITEM 14— PRINCIPAL ACCOUNTING FEES AND SERVICES

     KPMG LLP has served as the Company’s auditors since 1989. For the fiscal years ended December 31, 2004 and 2003 fees billed by KPMG LLP to Vitran for services were:

	Year ended December 31,
	2004	2003
Audit fees	$383,256	$259,324
Tax fees	Nil	Nil
All other fees	Nil	22,676

	$383,256	$282,000

     All services provided by KPMG to Vitran for 2004 and 2003 were approved by the Audit Committee. The audit committee pre-approves all non-audit services to be provided to the Company or its subsidiary entities by its independent auditors. For further details regarding the Audit Committee approval process please review the Audit Committee charter attached as an appendix to the Company’s proxy statement for the 2004 Annual Meeting of its Shareholders, reference to which is hereby made, and the information therein is incorporated herein by reference.

     For information regarding the members and other applicable information of the Audit Committee please review the Company’s proxy statement for the 2005 Annual Meeting of its Shareholders, reference to which is hereby made, and the information therein is incorporated herein by reference.

PART IV

ITEM 15— EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

(a)	(1) Financial Statements

     Consolidated Balance Sheets as at December 31, 2004, and 2003 and the Consolidated Statements of Income, Retained Earnings and Cash Flow for the years ended December 31, 2004, 2003, and 2002, reported on by KPMG LLP, Chartered Accountants. These statements are prepared in accordance with GAAP in Canada and in the United States. A reconciliation of the differences between Canadian and United States GAAP is included in Note 14 to the financial statements.

     (2) Financial Statements Schedule:

Schedule II—Valuation and Qualifying Accounts

Vitran Corporation Inc.
Three Years ended December 31, 2004

Allowance for Doubtful Accounts (000s $)
	Balance at	Charges to		Balance
	beginning	costs and		at end
Description	of year	expenses	Deductions	of year

Year ended December 31, 2002
Accounts receivable allowances for revenue adjustments and doubtful accounts	$2,310	$643	$(1,087)	$1,866
Year ended December 31, 2003
Accounts receivable allowances for revenue adjustments and doubtful accounts	$1,866	$1,105	$(1,705)	$1,266
Year ended December 31, 2004
Accounts receivable allowances for revenue adjustments and doubtful accounts	$1,266	$584	$(657)	$1,193

Three Years ended December 31, 2004

Tax Valuation Allowance (000s $)
	Balance at	Charges to		Balance
	beginning	costs and		at end
Description	of year	expenses	Deductions	of year

Year ended December 31, 2002
Tax valuation allowance	$693	$—	$—	$693
Year ended December 31, 2003
Tax valuation allowance	$693	$—	$—	$693
Year ended December 31, 2004
Tax valuation allowance	$693	$	$(693)	$—

     (3) Exhibits Filed

     The exhibits listed in the accompanying Exhibit Index are filed as part of this Annual Report on Form 10-K.

(b) Reports on Form 8-K

In October 2004, the Company filed an 8-K announcing third quarter results.

In December 2004, the Company filed an 8-K announcing the appointment of a principal officer.

Exhibit Index

Exhibit
No.	Document
1.1*	Underwriting Agreement dated December 16, 1994 between the registrant and Midland Walwyn Capital Inc. and ScotiaMcLeod Inc.

1.2*	Special Warrant Indenture dated December 16, 1994 between the registrant and Montreal Trust Company for Canada, as trustee

1.3*	Escrow Agreement dated December 16, 1994 between the registrant and Messrs. Morris/Rose/Ledgett, Barristers and Solicitors, as trustee

1.4*	Subscription Agreements:

1.5*	Stock Option Plan dated July 16, 1987

1.6*	Employee Stock Option Plan approved May 17, 1995

1.7*	Prospectus dated December 16, 2003

2.1*	Purchase and Sale Agreement dated November 2, 1994 between the registrant and Carl Cook and Daniel L. Cook

3.(i).1*	Articles of Incorporation effective, April 29, 1981

3.(i).2*	Articles of Amendment effective, May 27, 1987

3.(i).3*	Articles of Amendment effective, July 16, 1987

3.(i).4*	Articles of Amendment effective, February 5, 1991

3.(i).5*	Articles of Amendment effective April 22, 2004

3.(ii).1*	By-laws effective, May 27, 1987

3.(ii).2*	By-law to authorize the directors to borrow and give security effective, July 16, 1987

4.1*	Cancellation of Stock Voting Agreement dated February 1, 2003 between Richard D. McGraw, Albert Gnat and Anthony F. Griffiths

9.1*	Stock Voting Agreement dated July 15, 1987 between Richard D. McGraw, Albert Gnat and Anthony F. Griffiths

10.1*	Credit Agreement between the registrant, its subsidiaries and the Royal Bank, dated April 25, 1995

10.2*	Credit Agreement between the Overland Group and Bank One, dated February 4, 1994 (the “Overland Credit Agreement”)

10.3*	First Amendment to the Overland Credit Agreement, effective July 1, 1994

10.4*	Second Amendment to the Overland Credit Agreement, effective September 30, 1994

10.5*	Third Amendment to the Overland Credit Agreement, dated December 14, 1994

10.6*	Fourth Amendment to the Overland Credit Agreement, dated February 1, 1995

10.7*	Fifth Amendment to the Overland Credit Agreement, effective December 31, 1994

10.8*	Sixth Amendment to the Overland Credit Agreement, dated March 2, 1995

10.9*	Operating Credit Agreement between Trans Western Express Inc. and The Bank of Nova Scotia, dated July 25, 1995

10.9.1*	First Amending Agreement to Credit Agreement between Trans Western Express Inc. and The Bank of Nova Scotia, dated September 3, 1998

10.9.2*	Second Amending Agreement to Credit Agreement between Trans Western Express Inc. and The Bank of Nova Scotia, dated January 8, 1999

10.9.3*	Amended and Restated Credit Agreement between Vitran Corporation Inc. and Trans Western Express Inc. and The Bank of Nova Scotia, dated January 31, 2002

10.10*	Note Purchase Agreement between Trans Western Express Inc., the registrant and certain purchasers, dated July 25, 1995

10.11*	Amendment No. 1 to Note Agreement (“Amending Agreement”), dated June 28, 1996

10.12*	Amendment No. 2 to Note Agreement (“Amending Agreement”), dated May 13, 1997

Exhibit
No.	Document
10.13*	Credit Agreement between the registrant and The Bank of Nova Scotia, dated September 3, 1998

10.14*	Credit Agreement between the registrant and The Bank of Nova Scotia and Laurentian Bank of Canada, dated October 13, 1999

10.15*	Confidential Transportation Contract dated January 1, 1993 between Trans Western Express Inc. and Canadian National Railway Company

10.16*	Agreement dated April 24, 1995 between the registrant, Borcross Limited, Carl Cook and Daniel L. Cook amending the terms of the Overland Note

10.17*	Engagement Letter dated April 28, 1995 between the registrant and Banc One Capital Corporation

10.18*	Offer of Employment dated September 30, 1998 from the registrant to Kevin Glass

10.19*	Share Purchase Agreement between the registrant and Randall Quast, dated July 21, 1998

10.20*	Employment agreement dated November 25, 2004 from the registrant to Sean P. Washchuk

10.21*	Employment agreement dated April 29, 2004 from the registrant to Rick E. Gaetz

10.22*	Employment agreement dated April 29, 2004 from the registrant to Kevin A. Glass

14.1*	Code of Ethics and Professional Conduct for Directors, Senior Executives and Employees, dated August 3, 2004

31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Previously filed

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Toronto, Province of Ontario, on the 7th day of February, 2005.

Vitran Corporation Inc.
By:	/s/ SEAN P. WASHCHUK
Sean P. Washchuk
Vice President, Finance and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ RICHARD D. McGRAW	Chairman of the Board	February 7, 2005

Richard D. McGraw

/s/ RICHARD E. GAETZ	President and Chief Executive Officer, Director	February 7, 2005

Richard E. Gaetz

/s/ GEORGES L. HÉBERT	Director	February 7, 2005

Georges L. Hébert

/s/ WILLIAM S. DELUCE	Director	February 7, 2005

William S. Deluce

/s/ ANTHONY F. GRIFFITHS	Director	February 7, 2005

Anthony F. Griffiths

/s/ GRAHAM W. SAVAGE	Director	February 7, 2005

Graham W. Savage

/s/ SEAN P. WASHCHUK	Vice President Finance and Chief Financial Officer (Principal Financial Officer)	February 7, 2005

Sean P. Washchuk

/s/ FAYAZ D. SULEMAN	Corporate Controller	February 7, 2005
(Principal Accounting Officer)
Fayaz D. Suleman