Form 10-Q
period 2005-03-31
VITRAN CORP INC
filed 2005-04-29
CIK 946823

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 2005

OR

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM     to

Commission file number:

VITRAN CORPORATION INC.

Ontario, Canada (State of incorporation)	(I.R.S. Employer Identification No.)

185 The West Mall, Suite 701, Toronto, Ontario, Canada, M9C 5L5
(Address of principal executive offices)(Zip Code)

416-596-7664
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The number of shares of common stock outstanding at April 20, 2005 was 12,380,278.

Part I. Financial Information

Item 1: Financial Statements

VITRAN CORPORATION INC.

CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
(Unaudited)

(In thousands of United States dollars except for per share amounts)

	Three months	Three months
	Ended	Ended
	Mar. 31, 2005	Mar. 31, 2004
Revenue	$93,941	$87,146
Operating expenses	80,144	75,574
Selling, general and administrative expenses	8,817	8,163
Other expenses (income)	(10)	(76)

	88,951	83,661

Income from operations before depreciation	4,990	3,485
Depreciation expense	1,331	1,308

Income from operations before undernoted	3,659	2,177
Interest expense (income), net	(48)	43

Income from operations before income taxes	3,707	2,134
Income taxes	953	485

Net income	$2,754	$1,649
Retained earnings, beginning of period	54,972	40,029
Cost of repurchase of common shares in excess of book value	(452)	nil

Retained earnings, end of period	$57,274	$41,678

Earnings per share:
Basic	$0.22	$0.14
Diluted	$0.22	$0.13

See accompanying notes to consolidated financial statements.

VITRAN CORPORATION INC.

CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands of United States dollars)

	AS AT
	Mar. 31, 2005	Dec. 31, 2004
Assets
Current assets:
Cash	$3,765	$7,375
Marketable securities (note 3)	31,539	33,087
Accounts receivable	43,485	40,124
Inventory, deposits and prepaid expenses	5,600	5,924
Future income taxes	3,477	3,667

	87,866	90,177
Capital assets	42,343	37,563
Goodwill (note 4)	45,266	45,304

	$175,475	$173,044

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	34,926	$33,377
Income and other taxes payable	1,638	2,399
Current portion of long-term debt	3,781	3,030

	40,345	38,806
Long-term debt	10,187	11,507
Future income taxes	3,930	3,546

Shareholders’ equity:
Common shares, no par value, unlimited authorized, 12,380,278 and 12,419,678 issued and outstanding at March 31, 2005 and December 31, 2004, respectively (note 5)	60,595	60,798
Contributed surplus	452	323
Retained earnings	57,274	54,972
Cumulative translation adjustment (note 2)	2,692	3,092

	121,013	119,185

	$175,475	$173,044

See accompanying notes to consolidated financial statements.

VITRAN CORPORATION INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(In thousands of United States dollars)

	Three months	Three months
	Ended	Ended
	Mar. 31, 2005	Mar. 31, 2004
Cash provided by (used in):
Operations:
Net income	$2,754	$1,649
Items not involving cash from operations
Depreciation expense	1,331	1,308
Future income taxes	565	296
Stock based compensation expense	129	—
Loss (gain) on sale of capital assets	(10)	(76)

	4,769	3,177
Change in non-cash working capital components	(2,249)	(10,189)

	2,520	(7,012)

Investments:
Purchase of capital assets	(6,222)	(1,635)
Proceeds on sale of capital assets	14	135
Marketable securities	1,369	(145)

	(4,839)	(1,645)

Financing:
Repayment of long-term debt	(570)	(1,809)
Issue of common shares upon exercise of stock options	17	351
Repurchase of Common shares	(692)	—

	(1,245)	(1,458)
Effect of translation adjustment on cash	(46)	58

Increase (decrease) in cash position	(3,610)	(10,057)
Cash position, beginning of period	7,375	12,417

Cash position, end of period	$3,765	$2,360

Change in non-cash working capital components:
Accounts receivable	$(3,361)	$(5,004)
Inventory, deposits and prepaid expenses	324	(6)
Income and other taxes recoverable/payable	(761)	(1,285)
Accounts payable and accrued liabilities	1,549	(3,894)

	$(2,249)	$(10,189)

See accompanying notes to consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(In thousands of United States dollars except for per share amounts)

1. Accounting Policies

The interim consolidated financial statements have been prepared in accordance with Canadian generally accepted accounting principles with a reconciliation to United States generally accepted accounting principles in note 9 and follow the same accounting principles and methods of application as the most recent annual consolidated financial statements. The interim consolidated financial statements do not contain all the disclosures required by Canadian and United States generally accepted accounting principles. The interim consolidated financial statements have been prepared in accordance with instructions to Quarterly Report on Form 10-Q. The interim consolidated financial statements should be read in conjunction with the Company’s 2004 Annual Report and the 2004 Annual Report on Form 10-K.

These unaudited consolidated interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair presentation of the results of the interim period presented. Operating results for the quarter ended March 31, 2005 are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 2005.

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

For reporting purposes, the Canadian operations are translated into United States dollars using the current rate method. Under this method, all assets and liabilities are translated at the period-end rate of exchange and all revenue and expense items are translated at the average rate of exchange for the period. The resulting translation adjustment is recorded as a separate component of shareholders equity. United States dollar debt of $13.9 million is designated as a hedge of the investment in the United States self-sustaining operations.

3. Marketable Securities

The marketable securities are classified as “available for sale” and are invested in highly rated treasury bills, investment grade notes and investment grade commercial paper. The market value of all securities approximates the cost.

4. Goodwill

The change in goodwill is attributable to translating the Canadian dollar denominated goodwill to the United States dollar reporting currency.

5. Common Shares

     (a) Issued

	Mar. 31, 2005		Mar. 31, 2004
Common Shares	Number	Amount	Number	Amount
Balance, beginning of year	12,419,678	$60,798	12,094,278	$59,358
Shares repurchased for cancellation	(44,900)	(220)	—	—

Shares issued upon exercise of employee’s stock options	5,500	17	88,700	351

Balance, end of period	12,380,278	$60,595	12,182,978	$59,709

     (b) Weighted average number of shares

The Company uses the treasury-stock method to calculate diluted earnings per share. Under the treasury-stock method, the weighted average number of shares outstanding for basic earnings per share is adjusted to reflect the assumed exercise of the Company’s outstanding stock options less the shares that could otherwise be acquired from the assumed proceeds on exercise.

	Three months	Three months
	Ended	Ended
	Mar. 31, 2005	Mar. 31, 2004
Weighted average number of shares:
Basic	12,411,968	12,115,292
Potential exercise of stock options	342,962	582,702

Diluted *	12,754,930	12,697,994

*	Diluted weighted average number of shares excludes “out of the money” options.

6. Stock Option Plan

Under the Company’s stock option plan, options to purchase Common Shares of the Company may be granted to key employees, officers and directors of the Company and its affiliates by the Board of Directors or by the Company’s Compensation Committee. There are 834,300 options outstanding under the plan. The term of each option is ten years and the vesting period is generally five years. The exercise price for options is the trading price of the Common Shares of the Company on the Toronto Stock Exchange on the day of the grant.

The Company has applied the fair value method for stock options granted on or after January 1, 2003. The Company has applied the pro forma disclosure provisions of the standard to awards granted during 2002, and consistent with the standard, the pro forma effect of stock options granted prior to January 1, 2002 have not been included. The following table outlines the impact:

	Three months	Three months
	Ended	Ended
	Mar. 31, 2005	Mar. 31, 2004
Net income, as reported	$2,754	$1,649
Pro forma net income	$2,743	$1,639
Pro forma basic earnings per share	$0.22	$0.14
Pro forma diluted earnings per share	$0.22	$0.13

The fair value of each stock option granted was estimated using the Black-Scholes fair value option-pricing model with the following assumptions:

	2005
Options granted	43,000
Risk-free interest rate	4.24%
Dividend Yield	0.0%
Volatility factor of the future expected market price of the Company’s common shares	34.39%
Expected life of the options	8	years

The weighted average estimated fair value at the date of grant for the options granted in 2005 was $7.32 per share. Compensation expense related to stock options was $129 for the three months ended March 31, 2005 (March 31, 2004- Nil).

7. Contingent Liabilities

The Company is subject to legal proceedings that arise in the ordinary course of business. In the opinion of management, the aggregate liability, if any, with respect to these actions will not have a material adverse effect on the consolidated financial position, results of operations or cash flows. Legal costs are expensed as incurred.

8. Segmented Information

Three months ended	Less-than-				Corporate Office	Consolidated
Mar. 31, 2005	truckload	Logistics	Truckload	Total	and Other	Totals
Revenue	$76,105	$8,876	$8,960	$93,941	$—	$93,941
Operating, selling, general and administrative expenses	71,770	8,419	8,076	88,265	696	88,961
Other expenses (income)	(10)	—	—	(10)	—	(10)
Depreciation	1,082	93	142	1,317	14	1,331

Income (loss) from operations	$3,263	$364	$742	$4,369	$(710)	3,659
Interest expense (income), net						(48)
Income taxes						953

Net income						$2,754

Three months ended	Less-than-				Corporate Office	Consolidated
Mar. 31, 2004	truckload	Logistics	Truckload	Total	and Other	Totals
Revenue	$70,259	$8,167	$8,720	$87,146	$—	$87,146
Operating, selling, general and administrative expenses	67,181	7,747	8,187	83,115	622	83,737
Other expenses (income)	(82)	5	1	(76)	—	(76)
Depreciation	1,129	78	86	1,293	15	1,308

Income (loss) from operations	$2,031	$337	$446	$2,814	$(637)	2,177
Interest expense, net						43
Income taxes						485

Net income						$1,649

9. Canadian and United States accounting policy differences:

     (a) Consolidated reconciliation of shareholders’ equity

United States GAAP requires the inclusion of a reconciliation of shareholders’ equity between Canadian and United States GAAP. Shareholders’ equity reconciled to United States GAAP is as follows:

	Net income		Shareholders’ equity
	March 31, 2005	March 31, 2004	March 31, 2005	March 31, 2004
Balance, March 31, based on Canadian GAAP	$2,754	$1,649	$121,013	$99,412
Foreign exchange adjustment	—	—	(858)	(858)

Balance before other comprehensive income and accumulated other comprehensive income, March 31, based on United States GAAP	$2,754	$1,649	$120,155	$98,554
Other comprehensive income:
Change in cumulative translation adjustment	(400)	(543)	—	—
Unrealized foreign exchange loss on derivative instrument	—	—	(101)	(101)
Foreign exchange adjustment	—	—	594	594

Balance, March 31, Based on United States GAAP	$2,360	$1,106	$120,648	$99,047

Earnings per share

	Three months	Three months
	Ended	Ended
	Mar. 31, 2005	Mar. 31, 2004
Earnings per share under
United States GAAP
Basic	$0.22	$0.14
Diluted	$0.22	$0.13

	Three months	Three months
	Ended	Ended
	Mar. 31, 2005	Mar. 31, 2004
Weighted average number of shares:
Basic	12,411,968	12,115,292
Potential exercise of stock options	342,962	582,702

Diluted	12,754,930	12,697,994

     (b) Consolidated statements of cash flows:

Canadian GAAP permits the disclosure of a subtotal of the amount of cash provided by operations before changes in non-cash working capital items in the consolidated statements of cash flows. United States GAAP does not permit this subtotal to be included.

     (c) Income from operations before depreciation

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

	Three months	Three months
	Ended	Ended
	Mar. 31, 2005	Mar. 31, 2004
Income from operations before depreciation, as reported	$4,990	$3,485
Depreciation expense	1,331	1,308

Income from operations based on United States GAAP	$3,659	$2,177

     (d) Stock-based compensation:

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

	Three months	Three months
	Ended	Ended
	Mar. 31, 2005	Mar. 31, 2004
Net income, as reported based on United States GAAP	$2,754	$1,649
Add: Stock-based compensation expense included in reported net income	129	—
Deduct: Total stock-based compensation expense determined using fair value method for all grants	(148)	(41)

Pro forma net income	$2,735	$1,608

Earnings per share:
Basic – as reported	$0.22	$0.14
Basic – pro forma	$0.22	$0.13
Diluted – as reported	$0.22	$0.13
Diluted – pro forma	$0.21	$0.13

10. Comparative figures

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

     When used in this MD&A the words “believe”, “anticipate”, “intend”, “estimate”, “expect”, “project”, “may”, “plans”, “continue”, “will”, “focus”, “endeavor” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such words. These forward-looking statements are based on current expectations and are naturally subject to uncertainty and changes in circumstances that may cause actual results to differ materially from those expressed or implied by such forward-looking statements.

     Specifically, but not limited to, this MD&A and the documents incorporated by reference contain forward-looking statements regarding:

•	our objective to expand or acquire an LTL operation in a new regional market

•	our objective to continue making progress with the railway

•	our intention to achieve capacity in the new distribution facility

•	our intention to improve results from operating efficiencies

•	our intention to purchase a specified level of capital assets

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

OVERVIEW

The first quarter of 2005 was Vitran’s fourteenth consecutive quarter-over-quarter of improved results with net income increasing 67.0% over the 2004 first quarter. Revenue and income from operations improved for all segments, LTL, Logistics and Truckload. The LTL segment recorded the most significant improvement, a 60.7% increase in income from operations for the first quarter compared to the same period a year ago. Notwithstanding the LTL segments increase revenue per shipment and revenue per hundredweight in the first quarter of 2005, the Canadian LTL business unit, in the 2004 first quarter was adversely impacted by a strike at CN Railway Co. (“CN”) that reduced revenue and increased operating costs.

CONSOLIDATED RESULTS

The following table summarizes the Consolidated Statements of Income for the three-month periods ended March 31:

For the three months ended March 31,
(in thousands)	2005	2004	2005 vs 2004

Revenue	$93,941	$87,146	7.8%
Operating expenses	80,144	75,574	6.0%
SG&A expenses	8,817	8,163	8.0%
Other expenses (income)	(10)	(76)	(86.8%)
Depreciation	1,331	1,308	1.8%
Income from operations	3,659	2,177	68.1%
Interest expense (income), net	(48)	43	(211.6%)

Net income	2,754	1,649	67.0%

Earnings per share:
Basic	0.22	0.14
Diluted	0.22	0.13

Operating Ratio (1)	96.1%	97.5%

Revenue increased 7.8% to $93.9 million for the first quarter of 2005 compared to $87.1 million in the first quarter of 2004. Revenue in the LTL, Logistics and Truckload segment increased 8.3%, 8.7% and 2.8% respectively, contributing to the consolidated improvement. Income from operations for the first quarter improved 68.1% to $3.7 million compared to $2.2 million in the same period a year ago. As a result the Company’s consolidated operating ratio improved 140 basis points to 96.1% for the first quarter of 2005 from 97.5% in the first quarter of 2004. Detailed explanations for the improvement in revenue and income from operations are discussed below in “Segmented Results”.

Selling, general and administrative expenses (“SG&A”) increased 8% to $8.8 million in the first quarter compared to $8.2 million in the first quarter of 2004. The increase is due an increase in non-cash employee stock options expenses in the first quarter of 2005 compared to the same period in 2004. The remainder of the increase can be primarily attributed to an increase in selling and administrative headcount within the Logistics segment and salary and wage increases across all segments of Vitran.

The Company generated a nominal amount of interest income in the first quarter of 2005 compared to a nominal amount of interest expense in the first quarter of 2004. Interest income generated on the Company’s $31.5 million of short-term investment exceeded the expense incurred on the $14.0 million of outstanding debt.

Income tax expense for the first quarter of 2005 was $1.0 million compared to $0.5 million in for the same quarter a year ago. The effective tax rate was 25.7% for the first quarter of 2005 compared to 22.7% for the first quarter in 2004. The increase in the effective rate can be attributed to an increase in a higher proportion of income being earned in higher tax jurisdictions.

Net income improved by 67.0% to $2.7 million for the first quarter compared to $1.6 million for the same quarter in 2004. This results in basic and diluted earnings per share of $0.22 for the first quarter of 2005 compared to basic and diluted earnings per share $0.14 and $0.13 for the first quarter of 2004. The weighted average number of shares for the current quarter was 12.4 million basic and 12.8 million diluted compares to 12.1 million basic and 12.7 million diluted shares in the first quarter of 2004.

SEGMENTED RESULTS

Less-Than-Truckload (LTL)

The table below provides summary information for the LTL segment for the three-month periods ended March 31:

For the three months ended March 31,
(in thousands)	2005	2004	2005 vs 2004

Revenue	$76,105	$70,259	8.3%
Income from operations	3,263	2,031	60.7%
Operating ratio	95.7%	97.1%

Number of shipments (2)	571,992	575,549	(0.62%)
Weight (000s of lbs) (3)	901,436	946,106	(4.7%)
Revenue per shipment (4)	$133.06	$122.07	9.0%
Revenue per hundredweight (5)	$8.44	$7.43	13.6%

The LTL segment posted significant improvements in the first quarter of 2005 compared to the same period a year ago, revenue and income from operations increased 8.3% and 60.7%. The LTL segment in the 2005 first quarter was not impacted by a CN strike that reduced revenue and increased operating costs in the 2004 first quarter. However, CN intermodal issues that manifested throughout 2004 resulted in a decline in shipments in the 2005 first quarter. These operating issues that impacted results in 2004 continued into the 2005 first quarter, however the impact was less significant. Offsetting the reduction in shipments was a 9.0% increase in revenue per shipment resulting in a 13.6% improvement in revenue per hundredweight. In addition transborder revenue increased 7.8% in the current quarter compared to the same period a year ago.

In the absence of a CN strike in the quarter, more normalized operating efficiencies were achieved and the LTL segment increased gross margin 1.2% over the 2004 first quarter. Consequently the operating ratio improved to 95.7% in the first quarter of 2005 compared to 97.1% in the first quarter of 2004.

Logistics

The table below provides summary information for the Logistics segment for the three-month periods ended March 31:

For the three months ended March 31
(in thousands)	2005	2004	2005 vs 2004

Revenue	$8,876	$8,167	8.7%
Income from operations	364	337	8.0%
Operating ratio	95.9%	95.9%

Revenue and income from operations for the Logistics segment were up 8.7% and 8.0% for the first quarter of 2005 compared to the same period in 2004. Revenue increases were attributable to developments in the brokerage and supply chain management units that led to an increase in income from operations. The supply chain unit continues to make progress to fill the capacity of its new distribution facility opened in 2004. Once the capacity of the new facility is fully utilized, the operating ratio should improve.

Truckload (TL)

The table below provides summary information for the TL segment for the three-month periods ended March 31:

For the three months ended March 31

(in thousands)	2005	2004	2005 vs 2004

Revenue	8,960	8,720	2.8%
Income from operations	742	446	66.4%
Operating ratio	91.7%	94.9%

Revenue for the Truckload segment in the first quarter of 2005 increased 2.8% to $9.0 million compared to $8.7 million in the first quarter of 2004. The strong pricing environment that developed in the truckload sector in 2004 continued into the first quarter of 2005 as the qualified truckload driver market remained tight. Consequently, the Truckload operation has focused on better yielding freight resulting in an increase in revenue per total mile(6) of 7.7% while shipments have declined 6.7% for the first quarter of 2005 over the first quarter of 2004. Trailer lease costs declined 29.9% in the first quarter of 2005, due to the expiration of operating leases at the beginning of the quarter, also contributing to the improvement of the operating ratio to 91.7% compared to 94.9% for the 2004 first quarter.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow from continuing operations before working capital changes for the 2005 first quarter was $4.8 million compared to $3.2 million in 2004 due primarily to the increase in net income. Non-cash working capital changes consumed $2.2 million in the first quarter of 2005 compared to $10.2 million for the same period a year ago. While accounts receivable increased in the first quarter of 2005 compared to December 31, 2004 due to higher revenue, average days sales outstanding declined to a record low of 38.2 days for the Company.

Interest-bearing debt decreased to $14.0 million at March 31, 2005 from $14.5 million at the end of 2004. The interest-bearing debt is comprised of $13.9 million drawn under the term bank credit facility and a capital lease of $0.1 million. During the 2005 first quarter the Company repaid $0.6 million of interest-bearing debt. At March 31, 2005, the Company had $30.6 million of unused credit facilities, net of $4.4 million in letters of credit, of which the Company could draw an additional $28.0 million.

At March 31, 2005 the Company had available capital of $36.5 million, consisting of $5 million cash on hand as well as $31.5 million in investment grade short-term securities. In December of 2003 the Company raised the majority of this capital in an underwritten public offering of 2,300,000 shares in consideration for net proceeds of $29.4 million. It is the Company’s intention to use the funds for possible future acquisitions, capital expenditures or to repay amounts outstanding under the Company’s credit facilities.

Capital expenditures amounted to $6.2 million for the first quarter of 2005 and were funded out of operating cash flows of the Company. The increase in capital expenditures results from information technology upgrades and trailing fleet acquisition that were deferred from the fourth quarter of 2004 to the first quarter of 2005. The table below sets forth the Company’s capital expenditures for the three-month period ended March 31, 2005.

For the three months ended March 31,

	2005	2004

Real estate and buildings	$0	$32
Tractors	415	92
Trailing fleet	5,199	1,085
Information technology	523	279
Leasehold improvements	16	5
Other equipment	69	142

Total	$6,222	$1,635

Management estimates that cash capital expenditures for the remainder of 2005 will be between $6 million and $10 million the majority of which will be for tractors and trailing fleet. The Company also anticipates entering into operating leases to fund the acquisition of equipment with a capital cost of between $3.0 million and $5.0 million.

The company has contractual obligations that include long-term debt consisting of a term debt facility, capital leases for operating equipment in the Logistics segment and off-balance sheet operating leases primarily consisting of tractor, trailing fleet and real estate leases. Operating leases form an integral part of the Company’s financial structure and operating methodology as they provide an alternative cost effective and flexible form of financing. The following table summarizes our significant contractual obligations and commercial commitments as of March 31, 2005:

(in thousands of dollars)			Payments due by period
Contractual Obligations	Total	2005	2006 & 2007	2008 & 2009		Thereafter

Long-term debt	$13,872	$2,437	$11,435	$	Nil	$	Nil
Capital lease obligations	96	23	73	$	Nil	$	Nil

Sub-total	13,968	2,460	11,508		Nil		Nil
Off-balance sheet commitments
Operating leases	45,641	10,809	20,820		9,783		4,229

Total Contractual Obligations	$59,609	$13,269	$32,328		$9,783		$4,229

In addition to the above noted contractual obligations, the Company, as at March 31, utilized the revolving credit facility for standby letters of credit of $4.4 million. The letters of credit are used as collateral for self-insured retention of insurance claims.

A significant decrease in demand for the Company’s services could limit the Company’s ability to generate cash flow and affect its profitability. The Company’s credit agreement contains certain financial maintenance tests that require the Company to achieve stated levels of financial performance, which, if not achieved, could cause an acceleration of the payment schedules. Management does not anticipate a significant decline in business levels or financial performance and expects that existing working capital, together with available revolving facilities, is sufficient to fund operating and capital requirements in 2005 as well as service the contractual obligations.

OUTLOOK

The first quarter of 2005 was another successful quarter for Vitran, marking the fourteenth consecutive quarter of year-over-year net income improvement. All operating segments performed well and are ahead of the prior year quarterly results. Railway capacity issues that manifested throughout 2004 within the LTL segment have improved slightly in the current quarter. The Company expects to continue this progress during the balance of the year, which augers well for operating efficiencies. The Logistics segment, as it fills the capacity of its new distribution facility, should realize operating ratio improvements. Lastly, it is still the Company’s objective to use the proceeds from the December 2003 public offering with in LTL segment to expand or acquire in a new regional market contiguous to the existing network.

     QUARTERLY RESULTS

     Canadian GAAP

(thousands of dollars	2005	2004	2004	2004	2004	2003	2003	2003
except per share amounts)	Q1	Q4	Q3	Q2	Q1	Q4	Q3	Q2

Revenue	$93,941	$96,523	$96,995	$93,931	$87,146	$85,333	$84,889	$84,135
Income from operations	3,659	4,737	6,193	5,870	2,177	4,296	4,462	3,933
Net Income	2,754	4,365	4,542	4,387	1,649	3,150	3,045	2,724
Earnings per share:
Basic	$0.22	$0.35	$0.37	$0.36	$0.14	$0.31	$0.32	$0.29
Diluted	0.22	0.34	0.36	0.34	0.13	0.29	0.30	0.27
Weighted average number of shares:
Basic	12,411,968	12,417,594	12,339,956	12,266,703	12,115,292	10,110,571	9,557,681	9,511,133
Diluted	12,754,930	12,771,235	12,774,744	12,771,784	12,697,994	10,768,940	10,157,160	9,910,894

     United States GAAP (7)

(thousands of dollars	2005	2004	2004	2004	2004	2003	2003	2003
except per share amounts)	Q1	Q4	Q3	Q2	Q1	Q4	Q3	Q2

Revenue	$93,941	$96,523	$96,995	$93,931	$87,146	$85,333	$84,889	$84,135
Income from operations	3,659	4,737	6,193	5,870	2,177	4,032	4,462	3,933
Net Income	2,754	4,365	4,542	4,387	1,649	3,150	3,045	2,724
Earnings per share:
Basic	$0.22	$0.35	$0.37	$0.36	$0.14	$0.31	$0.32	$0.29
Diluted	0.22	0.34	0.36	0.34	0.13	0.29	0.30	0.27
Weighted average number of shares:
Basic	12,411,968	12,417,594	12,339,956	12,266,703	12,115,292	10,110,571	9,557,681	9,511,133
Diluted	12,754,930	12,771,235	12,774,744	12,771,784	12,697,994	10,768,940	10,157,160	9,910,894

Definitions of non-GAAP measures:

(1)	Operating ratio (“OR”) is a non-GAAP financial measure which does not have any standardized meaning prescribed by GAAP. OR is the sum of operating expenses, selling, general and administrative expenses, other expenses (income), and depreciation expense, divided by revenue. OR allows management to measure the Company and its various segments’ operating efficiency. OR is a widely recognized measure in the transportation industry which provides a comparable benchmark for evaluating the Company’s performance compared to its competitors. Investors should also note that the Company’s presentation of OR may not be comparable to similarly titled measures by other companies. OR is calculated as follows:

Three months ended March 31,	2005	2004
Operating expenses	$80,144	$75,574
Selling, general and administrative expenses	8,817	8,163
Other expenses (income)	(10)	(76)
Depreciation expense	1,331	1,308

	$90,282	$84,969

Revenue	$93,941	$87,146

Operating ratio (“OR”)	96.1%	97.5%

(2)	A shipment is a single movement of goods from a point of origin to its final destination as described on a bill of lading document.

(3)	Weight represents the total pounds shipped.

(4)	Revenue per shipment represents revenue divided by the number of shipments.

(5)	Revenue per hundredweight is the price obtained for transporting 100 pounds of LTL freight from point to point, calculated by dividing the revenue for an LTL shipment by the hundredweight (weight in pounds divided by 100) for a shipment.

(6)	Revenue per total mile represents revenue divided by the total miles driven.

(7)	Please see Note 9 to the Interim Consolidated Financial Statements for differences between Canadian and United States GAAP.

Sean P. Washchuk Vice President Finance & Chief Financial Officer	April 20, 2005

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to the impact of interest rate changes. The Company is exposed to changes in interest rates on its borrowings under the term bank facility that has a variable interest rate tied to the LIBOR rate. The term bank credit of $13.9 million had a weighted-average interest rate on borrowings of 3.50% in the first three months of 2005. We estimate that the fair value of the term credit approximates the carrying value.

(in thousands of dollars)		Payments due by period
Long-term debt	Total	2005	2006 & 2007	2008 & 2009		Thereafter

Variable Rate
Term bank credit	$13,872	$2,437	$11,435	$	Nil	$	Nil
Average interest rate	4.56%	4.56%	4.56%
Fixed Rate
Capital lease obligation	96	23	73		Nil		Nil
Average interest rate	6.79%	6.79%	6.79%

Total	$13,968	$2,460	$11,508	$	Nil	$	Nil

     The Company’s investment of $31.5 million in marketable securities is invested in highly rated treasury bills, investment grade notes and investment grade commercial paper. The Company’s investment realized average returns of 2.5% in the first three months of 2005. The Company is exposed to interest rate changes.

     The Company is exposed to foreign currency risk as fluctuations in the United States dollar against the Canadian dollar can impact the financial results of the Company. The Company’s Canadian operations realize foreign currency exchange gains and losses on the United States dollar denominated revenue generated against Canadian dollar denominated expenses. Furthermore, the Company reports its results in United States dollars thereby exposing the results of the Company’s Canadian operations to foreign currency fluctuations. In addition, the Company’s United States dollar debt of $13.9 million is designated as a hedge of the investment in the United States’ self-sustaining foreign operations.

Item 4. Controls and Procedures

a)	As of April 20, 2005, the Chief Executive Officer and the Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures in accordance with Rule 13a-15 under the Exchange Act for the quarter ended March 31, 2005. Based on their evaluation, the Company’s Chief Executive Officer and the Chief Financial Officer concluded that Vitran’s disclosure controls and procedures enable Vitran to record, process, summarize and report in a timely manner the information that we are required to disclose in our Exchange Act reports.

b)	There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

The Company is subject to various legal proceedings and claims that have arisen in the ordinary course of its business that have not been fully adjudicated. Many of these are covered in whole or in part by insurance. The management of Vitran does not believe that these actions, when finally concluded and determined, will have a significant adverse effect upon Vitran’s financial condition, results of operations or cash flows.

Item 2. Changes in Securities and Use of Proceeds

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

On February 9, 2005 Vitran commenced a normal course issuer bid to repurchase up to 620,984 Common Shares by way of open market purchases through the facilities of the Toronto Stock Exchange. The normal course issuer bid expires on February 8, 2006. All shares repurchased are cancelled. The following table summarizes the purchases:

				Maximum number of
			Total number of	Common Shares that
		Average price paid	Common Shares as	may yet be
	Number of Common	per Common Share	part of a publicly	purchased under the
Period	Shares purchased	(CAD)	announced plan	plan

Feb. 9 to Feb. 28, 2005	17,700	$18.75	17,700	603,284
Mar. 1 to Mar. 31, 2005	27,200	$18.76	27,200	576,084

Total	44,900		44,900

Item 3. Defaults Upon Senior Securities — None

Item 4. Submission of Matters to a Vote of Security Holders

a)	On April 20, 2005 the Company held an Annual and Special Meeting of Shareholders.

b)	The following directors with the indicated number of votes set forth below:

Nominee	For	Withheld
Richard D. McGraw	10,043,563	555,650
Richard E. Gaetz	10,536,113	63,100
Anthony F. Griffiths	10,040,563	558,650
Graham W. Savage	10,546,713	52,500
Georges L Hébert	10,548,713	50,500
William S. Deluce	10,548,713	50,500

c)	The proposal for the ratification of the appointment of KPMG LLP as Independent Auditors for 2005 was voted on and approved at the meeting by the following vote: For: 10,554,711 Withheld: 8,799

d)	The resolution confirming an amendment to by law No. 6 of the Company to amend the quorum requirements for shareholders’ meeting was voted on and confirmed at the meeting by the following vote:
For: 8,246,488 Against: 12,300 .

Item 5. Other Information — None

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit
Number	Description of Exhibit

31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 20, 2005.

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated April 20, 2005.

(b)	Reports on Form 8-K

i)	Vitran Corporation Inc. filed a Current Report on Form 8-K dated January 18, 2005 related to a material definitive agreement and announcing an amendment to the Company’s credit facility.

ii)	Vitran Corporation Inc. filed a Current report on Form 8-K dated February 8, 2005 related to the Company initiating a normal course issuer bid, attendance at a transportation conference and financial results for the fourth quarter and year ended 2004.

iii)	Vitran Corporation Inc. filed a Current Report on Form 8-K dated March 4, 2005 related to the Company listing on the Nasdaq stock exchange.

iv)	Vitran Corporation Inc. filed a Current Report on Form 8-K dated March 29, 2005 related to its 2004 Annual Report.

v)	Vitran Corporation Inc. filed a Current Report on Form 8-K dated April 22, 2005 related to its 2005 first quarter earnings and announcement of a new contract for Vitran Logistics.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VITRAN CORPORATION INC.

/s/ SEAN P. WASHCHUK

Sean P. Washchuk
Date: April 20, 2005	Vice President of Finance and
Chief Financial Officer
(Principle Financial Officer)

/s/ FAYAZ D. SULEMAN

Fayaz D. Suleman
Date: April 20, 2005	Corporate Controller
(Principle Accounting Officer)