Form 10-Q
period 2005-06-30
VITRAN CORP INC
filed 2005-07-26
CIK 946823

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTER ENDED JUNE 30, 2005
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
Yes ☒            No ☐
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
The number of shares of common stock outstanding at July 20, 2005 was 12,579,836.

Part I. Financial Information
Item 1: Financial Statements
VITRAN CORPORATION INC.
CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
(Unaudited)
(In thousands of United States dollars except for per share amounts)

	Three	Three	Six	Six
	months	months	months	months
	Ended	Ended	Ended	Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Revenue	$105,050	$93,931	$198,991	$181,077
Operating expenses	86,742	78,665	166,886	154,239
Selling, general and administrative expenses	9,795	8,201	18,612	16,364
Other Expenses (Income)	(17)	(37)	(27)	(113)

	96,520	86,829	185,471	170,490

Income from operations before depreciation	8,530	7,102	13,520	10,587
Depreciation expense	1,517	1,232	2,848	2,540

Income from operations before undernoted	7,013	5,870	10,672	8,047
Interest expense, net	(86)	(37)	(38)	(80)
Income from operations before income taxes	6,927	5,833	10,634	7,967

Income taxes	2,131	1,446	3,084	1,931

Net income	4,796	4,387	7,550	6,036

Retained earnings, beginning of period	57,274	41,678	54,972	40,029
Cost of repurchase of common shares in excess of book value	(106)	nil	(558)	nil

Retained earnings, end of period	$61,964	$46,065	$61,964	$46,065

Earnings per share:
Basic	$0.39	$0.36	$0.61	$0.50
Diluted	$0.38	$0.34	$0.59	$0.47
     See accompanying notes to consolidated financial statements.

VITRAN CORPORATION INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands of United States dollars)

	AS AT
	June 30, 2005	Dec. 31, 2004
Assets
Current assets:
Cash and cash equivalents	$9,536	$7,375
Marketable securities (note 3)	3,193	33,087
Accounts receivable	46,999	40,124
Inventory, deposits and prepaid expenses	7,888	5,924
Future income taxes	3,269	3,667

	70,885	90,177
Capital assets	53,500	37,563
Goodwill (note 4)	61,901	45,304

	$186,286	$173,044

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$39,377	$33,377
Income and other taxes payable	2,315	2,399
Current portion of long-term debt	4,531	3,030

	46,223	38,806
Long-term debt	8,866	11,507
Future income taxes	3,814	3,546

Shareholders’ equity:
Common shares, no par value, unlimited authorized, 12,579,836 and 12,419,678 issued and outstanding at June 30, 2005 and December 31, 2004, respectively (note 6)	63,367	60,798
Contributed surplus	616	323
Retained earnings	61,964	54,972
Cumulative translation adjustment (note 2)	1,436	3,092

	127,383	119,185

	$186,286	$173,044

See accompanying notes to consolidated financial statements.

VITRAN CORPORATION INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands of United States dollars)

	Three	Three	Six	Six
	months	months	months	months
	Ended	Ended	Ended	Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Cash and cash equivalents provided by (used in):
Operations:
Net income	$4,796	$4,387	$7,550	$6,036
Items not involving cash from operations
Depreciation	1,517	1,232	2,848	2,540
Future income taxes	82	(465)	647	(169)
Stock based compensation expense	164	58	293	58
Gain on sale of capital assets	(17)	(37)	(27)	(113)

	6,542	5,175	11,311	8,352
Change in non-cash working capital components	254	3,448	(1,995)	(6,741)

	6,796	8,623	9,316	1,611
Investments:
Purchase of capital assets	(623)	(1,443)	(6,845)	(3,078)
Proceeds on sale of capital assets	24	79	38	214
Acquisition of subsidiary	(26,499)	—	(26,499)	—
Marketable securities	27,412	(146)	28,781	(291)

	314	(1,510)	(4,525)	(3,155)
Financing:
Repayment of long-term debt	(570)	(2,168)	(1,140)	(3,977)
Issue of common shares upon exercise of stock options	25	548	42	899
Repurchase of common shares	(164)	—	(856)	—

	(709)	(1,620)	(1,954)	(3,078)
Effect of translation adjustment on cash	(630)	108	(676)	166

Increase (decrease) in cash position	5,771	5,601	2,161	(4,456)
Cash and cash equivalents position, beg. of period	3,765	2,360	7,375	12,417

Cash and cash equivalents position, end of period	$9,536	$7,961	$9,536	$7,961

Change in non-cash working capital components:
Accounts receivable	$(386)	$(1,832)	$(3,747)	$(6,836)
Inventory, deposits and prepaid expenses	(1,779)	690	(1,455)	684
Income and other taxes payable	349	1,226	(412)	(59)
Accounts payable and accrued liabilities	2,070	3,364	3,619	(530)

	$254	$3,448	$(1,995)	$(6,741)

See accompanying notes to consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands of United States dollars except for per share amounts)
1.	Accounting Policies

The interim consolidated financial statements have been prepared in accordance with Canadian generally accepted accounting principles with a reconciliation to United States generally accepted accounting principles in note 10 and follow the same accounting principles and methods of application as the most recent annual consolidated financial statements. The interim consolidated financial statements do not contain all the disclosures required by Canadian and United States generally accepted accounting principles. The interim consolidated financial statements have been prepared in accordance with instructions to Quarterly Report on Form 10-Q. The interim consolidated financial statements should be read in conjunction with the Company’s 2004 Annual Report on Form 10-K.

These unaudited consolidated interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair presentation of the results of the interim period presented. Operating results for the quarter ended June 30, 2005 are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 2005.

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

For reporting purposes, the Canadian operations are translated into United States dollars using the current rate method. Under this method, all assets and liabilities are translated at the period-end rate of exchange and all revenue and expense items are translated at the average rate of exchange for the period. The resulting translation adjustment is recorded as a separate component of shareholders equity. United States dollar debt of $13.3 million is designated as a hedge of the investment in the United States self-sustaining operations.

3.	Marketable Securities

The marketable securities are classified as “available for sale” and are invested in highly rated treasury bills, investment grade notes and investment grade commercial paper. The market value of all securities approximates the cost.

4.	Goodwill

The change in goodwill is attributable to translating the Canadian dollar denominated goodwill to the United States dollar reporting currency and due to the acquisition of a subsidiary (note 5).

5.	Acquisition

On May 31, 2005, Vitran Corporation Inc. acquired 100 percent of the outstanding shares of R.A. Christopher, Inc. and Kansas Motor Freight Corporation collectively operating as Chris Truck Line (“CTL”). CTL is a Wichita based regional less-than-truckload carrier operating in eleven states in the Midwestern and Southwestern United States. The results of operations of CTL are included in the consolidated results of the Company commencing June 1, 2005.

The aggregate purchase price was $29.3 million, comprised of $26.5 million of cash and 202,458 common shares valued at $2.8 million based on the average market price of Vitran common shares over the five day period, two days prior to the announcement of the acquisition. The cash portion of the transaction was financed from existing cash balances. Approximately $1.7 million of additional consideration is contingent upon a joint election with the Company and the seller to structure the transaction as an asset sale for tax purposes. The Company has 90 days to execute this joint election and at such time the additional consideration that is paid will be charged to goodwill.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of the acquisition. The Company has not completed the allocation of identifiable intangible assets and goodwill. The Company does not anticipate that the amortization of intangible assets would be material to 2005 second quarter results.

Current assets	$3,557
Capital assets	12,375
Goodwill and other intangible assets	15,934

$31,866

Current liabilities	$2,564

Total purchase price	$29,302

The following pro forma financial information reflects the results of operations of Vitran as if the acquisition of CTL had taken place on January 1, 2004. The pro forma financial information is not necessarily indicative of the results as it would have been if the acquisition had been effected on the assumed date and is not necessarily indicative of future results.

	Three months	Three months	Six months	Six months
	Ended	Ended	Ended	Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Pro forma revenue	$109,954	$100,696	$211,178	$193,847
Pro forma net income	5,168	5,134	8,692	7,194
Pro forma diluted earnings per share	$0.40	$0.40	$0.67	$0.56

6.	Common Shares
(a)	Issued

	June 30, 2005		June 30, 2004
Common Shares	Number	Amount	Number	Amount
Balance, beginning of year	12,419,678	$60,798	12,094,278	$59,358
Shares repurchased for cancellation	(55,800)	(273)	—	—

Shares issued upon exercise of employee’s stock options	13,500	42	207,700	899
Shares issued upon acquisition of subsidiary	202,458	2,800	—	—

Balance, end of period	12,579,836	$63,367	12,301,978	$60,257

(b)	Weighted average number of shares

The Company uses the treasury-stock method to calculate diluted earnings per share. Under the treasury-stock method, the weighted average number of shares outstanding for basic earnings per share is adjusted to reflect the assumed exercise of the Company’s outstanding stock options less the shares that could otherwise be acquired from the assumed proceeds on exercise.

	Three months	Three months	Six months	Six months
	Ended	Ended	Ended	Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Weighted average number of shares:
Basic	12,447,300	12,266,703	12,429,732	12,190,998
Potential exercise of stock options	330,985	505,081	337,402	525,555

Diluted *	12,778,285	12,771,784	12,767,134	12,716,553

     * Diluted weighted average number of shares excludes “out of the money” options.
7.	Stock Option Plan

Under the Company’s stock option plan, options to purchase Common Shares of the Company may be granted to key employees, officers and directors of the Company and its affiliates by the Board of Directors or by the Company’s Compensation Committee. There are 826,300 options outstanding under the plan. The term of each option is ten years and the vesting period is generally five years. The exercise price for options is the trading price of the Common Shares of the Company on the Toronto Stock Exchange on the day of the grant.

The Company has applied the fair value method for stock options granted on or after January 1, 2003. The Company has applied the pro forma disclosure provisions of the standard to awards granted during 2002, and consistent with the standard, the pro forma effect of stock options granted prior to January 1, 2002 have not been included. The following table outlines the impact:

	Three months	Three months	Six months	Six months
	Ended	Ended	Ended	Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Net income, as reported	$4,796	$4,387	$7,550	$6,036
Pro forma net income	$4,785	$4,377	$7,528	$6,016
Pro forma basic income per share	$0.38	$0.36	$0.61	$0.49
Pro forma diluted income per share	$0.37	$0.34	$0.59	$0.47

The fair value of each stock option granted was estimated using the Black-Scholes fair value option-pricing model with the following assumptions:

2005
Options granted	43,000
Risk-free interest rate	4.24%
Dividend Yield	0.0%
Volatility factor of the future expected market price of the Company’s common shares	34.39%
Expected life of the options	8 years
The weighted average estimated fair value at the date of grant for the options granted in 2005 was $7.32 per share. Compensation expense related to stock options was $293 for the six months ended June 30, 2005 (June 30, 2004- $58).

8.	Commitments and Contingent Liabilities

The Company is subject to legal proceedings that arise in the ordinary course of business. In the opinion of management, the aggregate liability, if any, with respect to these actions will not have a material adverse effect on the consolidated financial position, results of operations or cash flows. Legal costs are expensed as incurred.

At June 30, 2005, the Company has entered into a purchase commitment to acquire land at a total cost of approximately $7.2 million.

9.	Segmented Information

Three months ended	Less-than-				Corporate Office	Consolidated
June 30, 2005	truckload	Logistics	Truckload	Total	and Other	Totals
Revenue	$86,429	$9,615	$9,006	$105,050	$—	$105,050
Operating, selling, general and administrative expenses	78,527	8,910	8,170	95,607	930	96,537
Other expenses (income)	(2)	—	(15)	(17)	—	(17)
Depreciation	1,279	90	135	1,504	13	1,517

Income (loss) from operations	$6,625	$615	$716	$7,956	$(943)	7,013
Interest expense, net						86
Income taxes						2,131

Net income						$4,796

Three months ended	Less-than-				Corporate Office	Consolidated
June 30, 2004	truckload	Logistics	Truckload	Total	and Other	Totals
Revenue	$75,958	$8,768	$9,205	$93,931	$—	$93,931
Operating, selling, general and administrative expenses	69,414	8,251	8,629	86,294	572	86,866
Other expenses (income)	(43)	6	—	(37)	—	(37)
Depreciation	1,054	75	89	1,218	14	1,232

Income (loss) from operations	$5,533	$436	$487	$6,456	$(586)	5,870
Interest expense, net						37
Income taxes						1,446

Net income						$4,387

Six months ended	Less-than-				Corporate Office	Consolidated
June 30, 2005	truckload	Logistics	Truckload	Total	and Other	Totals
Revenue	$162,533	$18,492	$17,966	$198,991	$—	$198,991
Operating, selling, general and administrative expenses	150,297	17,329	16,246	183,872	1,626	185,498
Other expenses (income)	(12)	—	(15)	(27)	—	(27)
Depreciation	2,361	183	277	2,821	27	2,848

Income (loss) from operations	$9,887	$980	$1,458	$12,325	$(1,653)	10,672
Interest expense, net						38
Income taxes						3,084

Net income						$7,550

Six months ended	Less-than-				Corporate Office	Consolidated
June 30, 2004	truckload	Logistics	Truckload	Total	and Other	Totals
Revenue	$146,217	$16,935	$17,925	$181,077	$—	$181,077
Operating, selling, general and administrative expenses	136,595	15,998	16,816	169,409	1,194	170,603
Other expenses (income)	(125)	11	1	(113)	—	(113)
Depreciation	2,183	153	175	2,511	29	2,540

Income (loss) from operations	$7,564	$773	$933	$9,270	$(1,223)	8,047
Interest expense, net						80
Income taxes						1,931

Net income						$6,036

10.	Canadian and United States accounting policy differences:
(a)	Consolidated reconciliation of shareholders’ equity

United States GAAP requires the inclusion of a reconciliation of shareholders’ equity between Canadian and United States GAAP. Shareholders’ equity reconciled to United States GAAP is as follows:

	Net income		Net income		Shareholders’ equity
	three months ended		six months ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Balance, June 30, based on Canadian GAAP	$4,796	$4,387	$7,550	$6,036	$127,383	$103,605
Foreign exchange adjustment	—	—	—	—	(858)	(858)

Balance before other comprehensive income and accumulated other comprehensive income, June 30, based on United States GAAP	$4,796	$4,387	$7,550	$6,036	$126,525	$102,747
Other comprehensive income:
Change in cumulative translation adjustment	(1,256)	(800)	(1,656)	(1,342)	—	—
Unrealized foreign exchange loss on derivative instrument	—	—	—	—	(101)	(101)
Foreign exchange adjustment	—	—	—	—	594	594

Balance, June 30, Based on United States GAAP	$3,540	$3,587	$5,894	$4,694	$127,018	$103,240

Earnings per share

	Three months	Three months	Six months	Six months
	Ended	Ended	Ended	Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Earnings per share under United States GAAP
Basic	$0.39	$0.36	$0.61	$0.50
Diluted	$0.38	$0.34	$0.59	$0.47

	Three months	Three months	Six months	Six months
	Ended	Ended	Ended	Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Weighted average number of shares:
Basic	12,447,300	12,266,703	12,429,732	12,190,998
Potential exercise of stock options	330,985	505,081	337,402	525,555

Diluted	12,778,285	12,771,784	12,767,134	12,716,553

(b)	Consolidated statements of cash flows:

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

	Three months	Three months	Six months	Six months
	Ended	Ended	Ended	Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Income from operations before depreciation, as reported	$8,530	$7,102	$13,520	$10,587
Depreciation expense	1,517	1,232	2,848	2,540

Income from operations based on United States GAAP	$7,013	$5,870	$10,672	$8,047

(d)	Stock-based compensation:

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

	Three months	Three months	Six months	Six months
	Ended	Ended	Ended	Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Net income, as reported based on United States GAAP	$4,796	$4,387	$7,550	$6,036
Add: Stock-based compensation expense included in reported net income	164	58	293	58
Deduct: Total stock-based compensation expense determined using fair value method for all grants	(183)	(99)	(331)	(140)

Pro forma net income	$4,777	$4,346	$7,512	$5,954

Earnings per share:
Basic – as reported	$0.39	$0.36	$0.61	$0.50
Basic – pro forma	$0.38	$0.35	$0.60	$0.49
Diluted – as reported	$0.38	$0.34	$0.59	$0.47
Diluted – pro forma	$0.37	$0.34	$0.59	$0.47
11.	Comparative figures

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
     Specifically, but not limited to, this MD&A and the documents incorporated by reference contain forward-looking statements regarding:
•	our objective to expand or acquire an LTL operation

•	our objective to continue making operations related progress with the railway

•	our intention to achieve capacity in the new distribution facilities

•	our intention to improve results from operating efficiencies

•	our intention to purchase a specified level of capital assets

•	our intention to realize contributions from LTL cross-selling initiatives
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

OVERVIEW
The second quarter of 2005 was a record quarter for Vitran. The Company posted all-time quarterly bests in revenue of $105.0 million and per share earnings of $0.38 diluted. For the second quarter of 2005 net income improved 9.3% over the second quarter of 2004.
In addition to these record financial results, on May 31, 2005, the Company completed the acquisition of Chris Truck Line (“CTL”). CTL is a regional LTL carrier operating in eleven states in the Midwestern and Southwestern U.S. The acquisition expanded Vitran’s existing LTL operating footprint to Colorado, Kansas, Oklahoma and Texas. The total consideration of $29.3 million included $26.5 million from cash on hand and $2.8 million of Vitran common shares. Consequently, the LTL segment recorded a significant improvement, increasing income from operations 19.7% for the second quarter of 2005 compared to the same period a year ago.
CONSOLIDATED RESULTS
The following table summarizes the Consolidated Statements of Income for the periods ended:

	For the three months ended June 30			For the six months ended June 30
(in thousands)	2005	2004	2005 vs 2004	2005	2004	2005 vs 2004
Revenue	$105,050	$93,931	11.8%	$198,991	$181,077	9.9%
Operating expenses	86,742	78,665	10.3%	166,886	154,239	8.2%
SG&A expenses	9,795	8,201	19.4%	18,612	16,364	13.7%
Other expenses (income)	(17)	(37)		(27)	(113)
Depreciation	1,517	1,232	23.1%	2,848	2,540	12.1%
Income from operations	7,013	5,870	19.5%	10,672	8,047	32.6%
Interest expense, net	86	37		38	80

Net income	4,796	4,387	9.3%	7,550	6,036	25.1%

Earnings per share:
Basic	$0.39	$0.36		$0.61	$0.50
Diluted	$0.38	$0.34		$0.59	$0.47
Operating Ratio(1)	93.3%	93.8%		94.6%	95.6%
Revenue increased 11.8% to $105.0 million for the second quarter of 2005 compared to $93.9 million in the second quarter of 2004. Revenue in the LTL segment increased 13.8%, primarily attributable to the acquisition of CTL, while revenue at the Logistics grew 9.7% offsetting a 2.2% decline in the Truckload segment. For the six months ended June 30, 2005 revenue increased 9.9% to $199.0 million compared to $181.1 million for the same period in 2004. Explanations for the quarterly improvements in revenue are discussed below in the “Segmented Results”.
Income from operations for the second quarter improved 19.5% to $7.0 million compared to $5.9 million in the second quarter of 2004. All three segments, LTL, Logistics, and Truckload recorded quarter over prior-year quarter improvements in income from operations of 19.7%, 41.1% and 47.0% respectively. As a result, the Company’s consolidated operating ratio improved 50 basis points to 93.3% for the second quarter of 2005 compared to 93.8% in the second quarter of 2004. For the six months ended June 30, 2005 income from operations increased 32.6% to $10.7 million compared to $8.0 million for the period in 2004, resulting in a consolidated operating ratio of 94.6% in 2005 compared to 95.6% in 2004. Detailed explanations for the improvement in income from operations are discussed below in “Segmented Results”.
Selling, general and administrative expenses (“SG&A”) increased 19.4% to $9.8 million in the second quarter compared to $8.2 million in the second quarter of 2004. For the six month period ended June 30, 2005 SG&A increased 13.7% to $18.6 million compared to $16.4 million the same period a year ago. The increase in SG&A expenses for both the quarter and six-month period can primarily be attributed to the $0.4 million of expense related to the acquisition of CTL on May 31, 2005. The remainder of the increase can be attributed to increases in non-cash employee stock options expense, corporate advertising expense, SG&A headcount within the logistics group and salary and wage increases across all segments of Vitran.
The Company incurred $0.1 million of net interest expense for the quarter ended June 30, 2005 compared to a nominal amount in the prior year quarter. Interest income was generated on the Company’s $31.5 million of short-term investments up to May 31, 2005 when the proceeds were used to acquire CTL. Consequently, interest expense on the $13.4 million of outstanding debt exceeded the interest income earned for the final month of the quarter.
Income tax expense for the second quarter of 2005 was $2.1 million compared to $1.4 million for the same quarter a year ago. The effective tax rate was 30.8% for the second quarter of 2005 compared to 24.7% for the second quarter in 2004. For the six months ended June 30, 2005 the effective tax rate was 29.0% compared to 24.2% for the same period a year ago. The increase in the effective rate can be attributed to an increase in the Company’s profitability and a higher proportion of income being earned in higher tax jurisdictions.
Net income improved by 9.3% to $4.8 million for the second quarter compared to $4.4 million for the same quarter in 2004. This resulted in basic and diluted earnings per share of $0.39 and $0.38 for the second quarter of 2005 compared to basic and diluted earnings per share $0.36 and $0.34 for the second quarter of 2004. The weighted average number of shares for the current quarter was 12.4 million basic and 12.8 million diluted compared to 12.3 million basic and 12.8 million diluted shares in the second quarter of 2004. For the six months ended June 30, 2005 net income improved 25.1% to $7.6 million compared to $6.0 million in the same period a year ago. This resulted in basic and diluted earnings per share of $0.61 and $0.59 for the 2005 six month period, compared to basic and diluted earnings per share $0.50 and $0.47 in the same period in 2004. The weighted average number of shares for the six month period of 2005 was 12.4 million basic and 12.8 million diluted compared to 12.2 million basic and 12.7 million diluted shares in the six month period of 2004.
SEGMENTED RESULTS
Less-Than-Truckload (LTL)
The table below provides summary information for the LTL segment for the periods ended June 30:

	For the three months ended June 30			For the six months ended June 30
(in thousands)	2005	2004	2005 vs 2004	2005	2004	2005 vs 2004
Revenue	$86,429	$75,958	13.8%	$162,533	$146,217	11.2%
Income from operations	6,625	5,533	19.7%	9,887	7,564	30.7%
Operating ratio	92.3%	92.7%		93.9%	94.8%

Number of shipments (2)	643,395	627,593	2.5%	1,215,387	1,203,142	1.0%
Weight (000s of lbs) (3)	1,018,766	1,012,622	0.6%	1,920,202	1,958,728	(2.0%)
Revenue per shipment (4)	$134.34	$121.03	11.0%	$133.73	$121.53	10.0%
Revenue per hundredweight (5)	$8.48	$7.50	13.1%	$8.46	$7.47	13.3%
The LTL segment posted significant growth in the second quarter of 2005 compared to the same period a year ago, revenue and income from operations increased 13.8% and 19.7% respectively. The acquisition of CTL on May 31, 2005 was the primary contributor, however 17.0% revenue growth in the cross border line of business also contributed to the improvement. CN intermodal issues that manifested throughout 2004, which resulted in an increase in operating expenses, improved modestly in the current quarter and did not impact operating results as significantly. For the second quarter of 2005, shipments, tonnage and revenue per hundredweight increased 2.5%, 0.6% and 13.1% respectively. Consequently, the 2005 second quarter operating ratio improved to 92.3% compared to 92.7% in the 2004 second quarter.
The results for the 2005 six-month period ended June 30, 2005 were most significantly impacted by the addition of CTL on May 31, 2005 and the absence of a CN strike that persisted for five weeks in the 2004 six-month period. Therefore the operating ratio improved to 93.9% in the current six month period compared to 94.8% in the 2004 year six-month period.

Logistics
The table below provides summary information for the Logistics segment for the periods ended June 30:

	For the three months ended June 30			For the six months ended June 30
(in thousands)	2005	2004	2005 vs 2004	2005	2004	2005 vs 2004
Revenue	$9,615	$8,768	9.7%	$18,492	$16,935	9.2%
Income from operations	615	436	41.1%	980	773	26.8%
Operating Ratio	93.6%	95.0%		94.7%	95.4%
Revenue and income from operations for the Logistics segment were up 9.7% and 41.1% for the second quarter of 2005 compared to the same quarter in 2004. For the six-month period of 2005, revenue and income from operations increased 9.2% and 26.8% compared to the same period a year ago. The improvements for the quarter and six-month period were primarily attributable to developments in the Brokerage and Supply Chain management units. The Supply Chain unit continues to make progress to fill the capacity in the new distribution facility opened in 2004. The new multi-year contract for a 125,000 square-foot dedicated distribution facility in Western Canada, announced in April 2005, commenced operations in July. Income from operations should continue to improve once the capacity of the 2004 facility is fully utilized and the 2005 dedicated facility is fully operational.
Truckload (TL)
The table below provides summary information for the TL segment for the periods ended June 30:

	For the three months ended June 30			For the six months ended June 30
(in thousands)	2005	2004	2005 vs 2004	2005	2004	2005 vs 2004
Revenue	$9,006	$9,205	(2.2%)	$17,966	$17,925	0.0%
Income from operations	716	487	47.0%	1,458	933	56.3%
Operating Ratio	92.0%	94.7%		91.9%	94.8%
Revenue for the Truckload segment in the second quarter of 2005 decreased 2.2% to $9.0 million compared to $9.2 million in the second quarter of 2004. The strong pricing environment that developed in the truckload sector in 2004 continued into the second quarter of 2005 as the qualified truckload driver market remained tight. Consequently, the Truckload operation has focused on better yielding freight resulting in an increase in revenue per total mile(6) of 4.3% while shipments have declined 11.8% for the second quarter of 2005 over the second quarter of 2004. Trailer lease costs declined 35.6% in the second quarter of 2005, due to the expiration of operating leases at the beginning of the year, contributing to the improvement in the operating ratio to 92.0% compared to 94.7% for the 2004 second quarter.
LIQUIDITY AND CAPITAL RESOURCES
Cash flow from operations for the 2005 six-month period, before working capital changes, generated $11.3 million compared to $8.4 million in 2004 period. Non-cash working capital changes consumed $2.0 million for the 2005 six-month period compared to $6.7 million for the same period a year ago. While accounts receivable increased in the second quarter of 2005 compared to December 31, 2004 due to higher revenue, average days sales outstanding for the quarter declined to a record low of 37.2 days for the Company.

Interest-bearing debt decreased to $13.4 million at June 30, 2005 from $14.5 million at the end of 2004. The interest-bearing debt is comprised of $13.3 million drawn under the term bank credit facility and a capital lease of $0.1 million. During the 2005 six month period the Company repaid $1.1 million of interest-bearing debt. At June 30, 2005, the Company had $29.8 million of unused credit facilities, net of $5.2 million in letters of credit, of which the Company could draw the total unused amount.
At June 30, 2005 the Company had available capital of $12.7 million, consisting of $9.5 million cash on hand as well as $3.2 million in investment grade short-term securities. In December of 2003 the Company raised the majority of this capital in an underwritten public offering of 2,300,000 shares in consideration for net proceeds of $29.4 million. The Company used $26.5 million of the funds for the acquisition of CTL and it is the Company’s intention to use the residual proceeds for future acquisitions or capital expenditures.
Capital expenditures amounted to $0.6 million for the second quarter of 2005 and $6.8 million for the six-month period of 2005 and were funded out of operating cash flows of the Company. The increase in capital expenditures results from information technology upgrades and trailing fleet acquisition that were deferred from the fourth quarter of 2004 to the 2005 six-month period. The table below sets forth the Company’s capital expenditures for the three months and six months ended June 30, 2005

	For the three months ended June 30		For the six months ended June 30
(in thousands)	2005	2004	2005	2004
Real Estate and buildings	$0	$0	$0	$32
Tractors	162	688	577	779
Trailing fleet	230	629	5,430	1,714
Information technology	129	42	651	321
Leasehold improvements	84	11	99	16
Other equipment	18	73	88	216

Total	$623	$1,443	$6,845	$3,078

Management estimates that cash capital expenditures, other than land and building for the Toronto market, for the remainder of 2005 will be between $5 million and $9 million the majority of which will be for tractors and trailing fleet. The Company also anticipates entering into operating leases to fund the acquisition of equipment with a capital cost of between $2.0 million and $4.0 million. During June of 2005 the Company entered into a $7.2 million commitment to purchase real estate for the purpose of building a new LTL terminal for the Toronto market.
The Company has contractual obligations that include long-term debt consisting of a term debt facility, capital leases for operating equipment in the Logistics segment and off-balance sheet operating leases primarily consisting of tractor, trailing fleet and real estate leases. Operating leases form an integral part of the Company’s financial structure and operating methodology as they provide an alternative cost effective and flexible form of financing. The following table summarizes our significant contractual obligations and commercial commitments as of June 30, 2005:

(in thousands of dollars)			Payments due by period
Contractual Obligations	Total	2005	2006 & 2007	2008 & 2009	Thereafter
Long-term debt	$13,310	$1,875	$11,435	$Nil	$Nil
Capital lease obligations	87	15	72	Nil	Nil

Sub-total	13,397	1,890	11,507	Nil	Nil
Off-balance sheet commitments	7,217	7,217	Nil	Nil	Nil
Operating leases	42,611	7,352	21,033	10,002	4,224

Total Contractual Obligations	$63,225	$16,459	$32,540	$10,002	$4,224

In addition to the above noted contractual obligations, the Company, as at June 30, utilized the revolving credit facility for standby letters of credit of $5.2 million. The letters of credit are used as collateral for self-insured retention of insurance claims.

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
OUTLOOK
The second quarter of 2005 was another rewarding quarter for Vitran, the fifteenth consecutive quarter of year-over-year net income improvement. Accordingly the Company posted record results for revenue, net income and EPS. More importantly the Company acquired CTL on May 31, 2005 with the proceeds raised in its December 2003 equity offering. CTL performed as expected in its first month under Vitran’s ownership and contributed to the record performance.
For the balance of 2005 management will focus on information technology integration that will facilitate cross-selling initiatives between the newly acquired CTL region and the Company’s existing LTL footprint. It is managements’ expectations that these initiatives will start to contribute in the fourth quarter of 2005. Railway capacity issues that manifested throughout 2004 within the LTL segment continued to improve modestly over the first six months of 2005. The Company expects to continue this progress during the balance of the year. The Logistics segment, as it fills the capacity of its new distribution facilities, should realize income from operations improvements.
QUARTERLY RESULTS
Canadian GAAP

(thousands of dollars	2005	2005	2004	2004	2004	2004	2003	2003
except per share amounts)	Q2	Q1	Q4	Q3	Q2	Q1	Q4	Q3
Revenue	$105,050	$93,941	$96,523	$96,995	$93,931	$87,146	$85,333	$84,889
Income from operations	7,013	3,659	4,737	6,193	5,870	2,177	4,296	4,462
Net Income	4,796	2,754	4,365	4,542	4,387	1,649	3,150	3,045
Earnings per share:
Basic	$0.39	$0.22	$0.35	$0.37	$0.36	$0.14	$0.31	$0.32
Diluted	0.38	0.22	0.34	0.36	0.34	0.13	0.29	0.30
Weighted average number of shares:
Basic	12,447,300	12,411,968	12,417,594	12,339,956	12,266,703	12,115,292	10,110,571	9,557,681
Diluted	12,778,285	12,754,930	12,771,235	12,774,744	12,771,784	12,697,994	10,768,940	10,157,160
United States GAAP (7)

(thousands of dollars	2005	2005	2004	2004	2004	2004	2003	2003
except per share amounts)	Q2	Q1	Q4	Q3	Q2	Q1	Q4	Q3
Revenue	$105,050	$93,941	$96,523	$96,995	$93,931	$87,146	$85,333	$84,889
Income from operations	7,013	3,659	4,737	6,193	5,870	2,177	4,032	4,462
Net Income	4,796	2,754	4,365	4,542	4,387	1,649	3,150	3,045
Earnings per share:
Basic	$0.39	$0.22	$0.35	$0.37	$0.36	$0.14	$0.31	$0.32
Diluted	0.38	0.22	0.34	0.36	0.34	0.13	0.29	0.30
Weighted average number of shares:
Basic	12,447,300	12,411,968	12,417,594	12,339,956	12,266,703	12,115,292	10,110,571	9,557,681
Diluted	12,778,285	12,754,930	12,771,235	12,774,744	12,771,784	12,697,994	10,768,940	10,157,160

Definitions of non-GAAP measures:
(1)	Operating ratio (“OR”) is a non-GAAP financial measure which does not have any standardized meaning prescribed by GAAP. OR is the sum of operating expenses, selling, general and administrative expenses, other expenses (income), and depreciation expense, divided by revenue. OR allows management to measure the Company and its various segments’ operating efficiency. OR is a widely recognized measure in the transportation industry which provides a comparable benchmark for evaluating the Company’s performance compared to its competitors. Investors should also note that the Company’s presentation of OR may not be comparable to similarly titled measures by other companies. OR is calculated as follows:

	For the three months ended June 30		For the six months ended June 30
(in thousands)	2005	2004	2005	2004
Operating expenses	$86,742	$78,665	$166,886	$154,239
Selling, general and administrative expenses	9,795	8,201	18,612	16,364
Other expenses (income)	(17)	(37)	(27)	(113)
Depreciation expense	1,517	1,232	2,848	2,540
	$98,037	$88,061	$188,319	$173,030

Revenue	$105,050	$93,931	$198,991	$181,077

Operating ratio (“OR”)	93.3%	93.8%	94.6%	95.6%

(2)	A shipment is a single movement of goods from a point of origin to its final destination as described on a bill of lading document.

(3)	Weight represents the total pounds shipped.

(4)	Revenue per shipment represents revenue divided by the number of shipments.

(5)	Revenue per hundredweight is the price obtained for transporting 100 pounds of LTL freight from point to point, calculated by dividing the revenue for an LTL shipment by the hundredweight (weight in pounds divided by 100) for a shipment.

(6)	Revenue per total mile represents revenue divided by the total miles driven.

(7)	Please see Note 10 to the Interim Consolidated Financial Statements for differences between Canadian and United States GAAP.
Sean P. Washchuk
Vice President Finance &
  Chief Financial Officer                    July 20, 2005

Item 3. Quantitative and Qualitative Disclosures About Market Risk
The Company is exposed to the impact of interest rate changes. The Company is exposed to changes in interest rates on its borrowings under the term bank facility that has a variable interest rate tied to the LIBOR rate. The term bank credit of $13.3 million had a weighted-average interest rate on borrowings of 4.10% in the first six months of 2005. We estimate that the fair value of the term credit approximates the carrying value.

(in thousands of dollars)		Payments due by period
Long-term debt	Total	2005	2006 & 2007	2008 & 2009	Thereafter
Variable Rate
Term bank credit	$13,310	$1,875	$11,435	$Nil	$Nil
Average interest rate	4.65%	4.65%	4.65%
Fixed Rate
Capital lease obligation	87	15	72	Nil	Nil
Average interest rate	6.79%	6.79%	6.79%

Total	$13,397	$1,890	$11,507	$Nil	$Nil

     The Company’s investment of $3.2 million in marketable securities is invested in highly rated treasury bills, investment grade notes and investment grade commercial paper. The Company’s investment realized average returns of 2.5% in the first six months of 2005. The Company is exposed to interest rate changes.
     The Company is exposed to foreign currency risk as fluctuations in the United States dollar against the Canadian dollar can impact the financial results of the Company. The Company’s Canadian operations realize foreign currency exchange gains and losses on the United States dollar denominated revenue generated against Canadian dollar denominated expenses. Furthermore, the Company reports its results in United States dollars thereby exposing the results of the Company’s Canadian operations to foreign currency fluctuations. In addition, the Company’s United States dollar debt of $13.3 million is designated as a hedge of the investment in the United States’ self-sustaining foreign operations.
Item 4. Controls and Procedures
a)	As of July 20, 2005, the Chief Executive Officer and the Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures in accordance with Rule 13a-15 under the Exchange Act for the quarter ended June 30, 2005. Based on their evaluation, the Company’s Chief Executive Officer and the Chief Financial Officer concluded that Vitran’s disclosure controls and procedures enable Vitran to record, process, summarize and report in a timely manner the information that we are required to disclose in our Exchange Act reports.
b)	There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

Item 2. Changes in Securities and Use of Proceeds
In December of 2003, Vitran, together with the lead underwriting firm, Avondale Partners, issued 2,300,000 common shares for gross proceeds of $31.6 million in a public offering. Commissions to the underwriters amounted to $1.6 million and other expenses of the offering amounted to $0.6 million resulting in net proceeds of $29.4 million. On May 31, 2005 $26.5 million of proceeds was used to acquire 100% of the outstanding shares of R.A. Christopher, Inc. and Kansas Motor Freight Corp. collectively operating as Chris Truck Line (“CTL”). In conjunction with the transaction the Company issued 202,458 common shares to the vendor of CTL. It is the Company’s intention to use the remaining unused proceeds for future acquisitions or capital expenditures.
On February 9, 2005 Vitran commenced a normal course issuer bid to repurchase up to 620,984 Common Shares by way of open market purchases through the facilities of the Toronto Stock Exchange. The normal course issuer bid expires on February 8, 2006. All shares repurchased are cancelled. The following table summarizes the purchases:

				Maximum number of
			Total number of	Common Shares that
		Average price paid	Common Shares as	may yet be
	Number of Common	per Common Share	part of a publicly	purchased under the
Period	Shares purchased	(CAD)	announced plan	plan
Feb. 9 to Feb. 28, 2005	17,700	$18.75	17,700	603,284
Mar. 1 to Mar.31, 2005	27,200	$18.76	27,200	576,084
Apr. 1 to Apr. 30, 2005	—	—	—	576,084
May. 1to May 31, 2005	900	$17.71	900	575,184
Jun. 1 to Jun. 30, 2005	10,000	$18.50	10,000	565,184

Total	55,800	$18.69	55,800

Item 3. Defaults Upon Senior Securities — None
Item 4. Submission of Matters to a Vote of Security Holders — None
Item 5. Other Information — None
Item 6. Exhibits and Reports on Form 8-K
(a)	Exhibits

Exhibit
Number	Description of Exhibit
31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated July 20, 2005.
32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated July 20, 2005.
(b)	Reports on Form 8-K
i)	Vitran Corporation Inc. filed a Current report on Form 8-K dated April 29, 2005 related to the Scrutineers report from its Annual and Special Meeting held on April 20, 2005.

ii)	Vitran Corporation Inc. filed a Current Report on Form 8-K dated May 6, 2005 related to the Company’s executive officers attending a transportation conference.

iii)	Vitran Corporation Inc. filed a Current Report on Form 8-K dated May 31, 2005 announcing its acquisition of Chris Truck Line.

iv)	Vitran Corporation Inc. filed a Current Report on Form 8-K dated June 3, 2005 related to its acquisition of Chris Truck Line.

v)	Vitran Corporation Inc. filed a Current Report on Form 8-K dated June 10, 2005 related to an award received by Vitran’s Chief Executive Officer.

vi)	Vitran Corporation Inc. filed a Current Report on Form 8-K dated July 21, 2005 related to its 2005 second quarter earnings.
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VITRAN CORPORATION INC.
/s/ SEAN P. WASHCHUK
Sean P. Washchuk
Date: July 20, 2005	Vice President of Finance and Chief Financial Officer (Principle Financial Officer)

/s/ FAYAZ D. SULEMAN
Fayaz D. Suleman
Date: July 20, 2005	Corporate Controller (Principle Accounting Officer)