Form 10-Q
period 2005-09-30
VITRAN CORP INC
filed 2005-10-25
CIK 946823

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTER ENDED SEPTEMBER 30, 2005
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
The number of shares of common stock outstanding at October 19, 2005 was 12,583,836.

Part I. Financial Information
Item 1: Financial Statements
VITRAN CORPORATION INC.
CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
(Unaudited)
(In thousands of United States dollars except for per share amounts)

	Three	Three	Nine	Nine
	months	months	months	months
	Ended	Ended	Ended	Ended
	Sept 30, 2005	Sept 30, 2004	Sept 30, 2005	Sept 30, 2004
Revenue	$116,226	$96,995	$315,217	$278,072
Operating expenses	96,061	82,269	262,947	236,508
Selling, general and administrative expenses	10,399	7,267	29,011	23,631
Other Income	(6)	(29)	(33)	(142)

	106,454	89,507	291,925	259,997

Income from operations before depreciation	9,772	7,488	23,292	18,075
Depreciation expense	1,954	1,295	4,802	3,835

Income from operations before undernoted	7,818	6,193	18,490	14,240
Interest expense, net	(171)	(7)	(209)	(87)
Income from operations before income taxes	7,647	6,186	18,281	14,153

Income taxes	2,271	1,644	5,355	3,575

Net income	5,376	4,542	12,926	10,578

Retained earnings, beginning of period	61,964	46,065	54,972	40,029
Cost of repurchase of common shares in excess of book value	(42)	Nil	(600)	Nil

Retained earnings, end of period	$67,298	$50,607	$67,298	$50,607

Earnings per share:
Basic	$0.43	$0.37	$1.04	$0.86
Diluted	$0.42	$0.36	$1.01	$0.83
See accompanying notes to consolidated financial statements.

VITRAN CORPORATION INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands of United States dollars)

	AS AT
	Sept 30, 2005	Dec. 31, 2004
Assets
Current assets:
Cash and cash equivalents	$10,809	$7,375
Marketable securities (note 4)	—	33,087
Accounts receivable	52,885	40,124
Inventory, deposits and prepaid expenses	7,354	5,924
Future income taxes	1,675	3,667

	72,723	90,177
Capital assets	63,683	37,563
Goodwill (note 5)	63,990	45,304

	$200,396	$173,044

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	42,333	33,377
Income and other taxes payable	750	2,399
Current portion of long-term debt	5,283	3,030

	48,366	38,806
Long-term debt	12,622	11,507
Future income taxes	4,847	3,546

Shareholders’ equity:
Common shares, no par value, unlimited authorized, 12,583,836 and 12,419,678 issued and outstanding at September 30, 2005 and December 31, 2004, respectively (note 7)	63,361	60,798
Contributed surplus	797	323
Retained earnings	67,298	54,972
Cumulative translation adjustment (note 3)	3,105	3,092

	134,561	119,185

	$200,396	$173,044

See accompanying notes to consolidated financial statements.

VITRAN CORPORATION INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands of United States dollars)

	Three	Three	Nine	Nine
	months	months	months	months
	Ended	Ended	Ended	Ended
	Sept 30, 2005	Sept 30, 2004	Sept 30, 2005	Sept 30, 2004
Cash and cash equivalents provided by (used in):
Operations:
Net income	$5,376	$4,542	$12,926	$10,578
Items not involving cash from operations
Depreciation	1,954	1,295	4,802	3,835
Future income taxes	2,030	1,726	2,677	1,557
Stock based compensation expense	181	119	474	177
Gain on sale of capital assets	(6)	(29)	(33)	(142)

	9,535	7,653	20,846	16,005
Change in non-cash working capital components	(3,961)	(480)	(6,658)	(7,221)

	5,574	7,173	14,188	8,784
Investing:
Purchase of capital assets	(10,806)	(915)	(17,651)	(3,993)
Proceeds on sale of capital assets	50	28	88	242
Acquisition of subsidiary	(1,693)	—	(28,192)	—
Marketable securities	3,193	(148)	31,974	(439)

	(9,256)	(1,035)	(13,781)	(4,190)
Financing:
Revolving credit facility	5,074	—	5,074	—
Repayment of long-term debt	(570)	(2,169)	(1,710)	(6,146)
Issue of common shares upon exercise of stock options	18	503	60	1,402
Repurchase of common shares	(65)	—	(921)	—

	4,457	(1,666)	2,503	(4,744)
Effect of translation adjustment on cash	498	63	524	229

Increase in cash position	1,273	4,535	3,434	79
Cash and cash equivalents position, beg. of period	9,536	7,961	7,375	12,417

Cash and cash equivalents position, end of period	$10,809	$12,496	$10,809	$12,496

Change in non-cash working capital components:
Accounts receivable	$(5,886)	$(2,343)	$(9,717)	$(9,179)
Inventory, deposits and prepaid expenses	534	(1,077)	(921)	(393)
Income and other taxes payable	(1,565)	(1,019)	(1,649)	(1,078)
Accounts payable and accrued liabilities	2,956	3,959	5,629	3,429

	$(3,961)	$(480)	$(6,658)	$(7,221)

See accompanying notes to consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands of United States dollars except for per share amounts)
1.	Accounting Policies
The interim consolidated financial statements have been prepared in accordance with Canadian generally accepted accounting principles with a reconciliation to United States generally accepted accounting principles in note 11 and follow the same accounting principles and methods of application as the most recent annual consolidated financial statements. The interim consolidated financial statements do not contain all the disclosures required by Canadian and United States generally accepted accounting principles. The interim consolidated financial statements have been prepared in accordance with instructions to Quarterly Report on Form 10-Q. The interim consolidated financial statements should be read in conjunction with the Company’s 2004 Annual Report on Form 10-K.
These unaudited consolidated interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair presentation of the results of the interim period presented. Operating results for the quarter ended September 30, 2005 are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 2005.
All amounts in these consolidated interim financial statements are expressed in United States dollars, unless otherwise stated.
2.	Deferred Share Units
During the year the Company adopted a deferred share unit plan (“DSU”) for all directors. Under this plan all directors receive units at the end of each quarter based on the market price of common shares equivalent to CAD$2,500. The Company records compensation expense and the corresponding liability each period based on changes in the market price of common shares.
3.	Foreign Currency Translation
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
For reporting purposes, the Canadian operations are translated into United States dollars using the current rate method. Under this method, all assets and liabilities are translated at the period-end rate of exchange and all revenue and expense items are translated at the average rate of exchange for the period. The resulting translation adjustment is recorded as a separate component of shareholders equity. United States dollar debt of $12.7 million is designated as a hedge of the investment in the United States self-sustaining operations.
4.	Marketable Securities
The marketable securities are classified as “available for sale” and are invested in highly rated treasury bills, investment grade notes and investment grade commercial paper. The market value of all securities approximates the cost.
5.	Goodwill
The Company annually compares the implied fair value of its reporting units to the carrying value to determine if an impairment loss has occurred. The fair value based test involves assumptions regarding long-term future performance of the reporting units, fair value of the assets and liabilities, cost of capital rates, capital re-investment and other assumptions. Actual recovery of goodwill could differ from these assumptions based on the market conditions and other factors. In the event goodwill is determined to be impaired a charge to earnings would be required. As at September 30, 2005 the Company completed its annual goodwill impairment test and concluded that there was no impairment.
The change in goodwill is attributable to translating the Canadian dollar denominated goodwill to the United States dollar reporting currency and due to the acquisition of a subsidiary (note 6).

6. Acquisition
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
The aggregate purchase price was $31.0 million, comprised of $26.5 million of cash and 202,458 common shares valued at $2.8 million based on the average market price of Vitran common shares over the five day period, two days prior to the announcement of the acquisition. During the third quarter Vitran executed a joint election with the seller to structure the transaction as an asset sale for tax purposes and, as such an additional $1.7 million of cash will be payable in March 2006. The cash portion of the transaction was financed from existing cash and marketable securities balances.
The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of the acquisition. The Company has not yet completed the allocation of identifiable intangible assets and goodwill. The Company does not anticipate that the amortization of intangible assets would be material to 2005 third quarter results.

Current assets	$3,557
Capital assets	12,375
Goodwill and other intangible assets	18,425

$34,357

Current liabilities	$3,362

Total purchase price	$30,995

The following pro forma financial information reflects the results of operations of Vitran as if the acquisition of CTL had taken place on January 1, 2004. The pro forma financial information is not necessarily indicative of the results as it would have been if the acquisition had been effected on the assumed date and is not necessarily indicative of future results.

	Three months	Three months	Nine months	Nine months
	Ended	Ended	Ended	Ended
	Sept 30, 2005	Sept 30, 2004	Sept 30, 2005	Sept 30, 2004
Pro forma revenue	$116,226	$104,002	$327,404	$297,849
Pro forma net income	5,376	5,322	14,068	12,516
Pro forma diluted earnings per share	$0.42	$0.41	$1.09	$0.97
7.	Common Shares
(a)  Issued

	Sept 30, 2005		Sept 30, 2004
Common Shares	Number	Amount	Number	Amount
Balance, beginning of year	12,419,678	$60,798	12,094,278	$59,358
Shares repurchased for cancellation	(59,800)	(297)	—	—
Shares issued upon exercise of employee’s stock options	21,500	60	318,300	1,402
Shares issued upon acquisition of subsidiary	202,458	2,800	—	—

Balance, end of period	12,583,836	$63,361	12,412,578	$60,760

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

	Three months	Three months	Nine months	Nine months
	Ended	Ended	Ended	Ended
	Sept 30, 2005	Sept 30, 2004	Sept 30, 2005	Sept 30, 2004
Weighted average number of shares:
Basic	12,584,358	12,339,956	12,481,840	12,241,013
Potential exercise of stock options	337,337	434,788	338,032	489,052

Diluted *	12,921,695	12,774,744	12,819,872	12,730,065

* Diluted weighted average number of shares excludes “out of the money” options.
8.	Stock Option Plan
Under the Company’s stock option plan, options to purchase Common Shares of the Company may be granted to key employees, officers and directors of the Company and its affiliates by the Board of Directors or by the Company’s Compensation Committee. There are 853,300 options outstanding under the plan. The term of each option is ten years and the vesting period is generally five years. The exercise price for options is the trading price of the Common Shares of the Company on the Toronto Stock Exchange on the day of the grant.
The Company has applied the fair value method for stock options granted on or after January 1, 2003. The Company has applied the pro forma disclosure provisions of the standard to awards granted during 2002, and consistent with the standard, the pro forma effect of stock options granted prior to January 1, 2002 have not been included. The following table outlines the impact:

	Three months	Three months	Nine months	Nine months
	Ended	Ended	Ended	Ended
	Sept 30, 2005	Sept 30, 2004	Sept 30, 2005	Sept 30, 2004
Net income, as reported	$5,376	$4,542	$12,926	$10,578
Pro forma net income	$5,365	$4,532	$12,893	$10,548
Pro forma basic income per share	$0.43	$0.37	$1.03	$0.86
Pro forma diluted income per share	$0.42	$0.35	$1.01	$0.83
The fair value of each stock option granted was estimated using the Black-Scholes fair value option-pricing model with the following assumptions:

2005
Options granted	78,000
Risk-free interest rate	3.88% to 4.24%
Dividend Yield	0.0%
Volatility factor of the future expected market price of the Company’s common shares	33.84% to 34.39%
Expected life of the options	8 years
The weighted average estimated fair value at the date of grant for the options granted in 2005 was $7.58 per share. Compensation expense related to stock options was $474 for the nine months ended September 30, 2005 (September 30, 2004-$177).
9.	Commitments and Contingent Liabilities
The Company is subject to legal proceedings that arise in the ordinary course of business. In the opinion of management, the aggregate liability, if any, with respect to these actions will not have a material adverse effect on the consolidated financial position, results of operations or cash flows. Legal costs are expensed as incurred.

10.	Segmented Information

Three months ended	Less-than-				Corporate Office	Consolidated
September 30, 2005	truckload	Logistics	Truckload	Total	and Other	Totals
Revenue	$96,658	$10,652	$8,916	$116,226	$—	$116,226
Operating, selling, general and administrative expenses	87,215	10,007	8,343	105,565	895	106,460
Other expenses (income)	(3)	—	(3)	(6)	—	(6)
Depreciation	1,712	94	135	1,941	13	1,954

Income (loss) from operations	$7,734	$551	$441	$8,726	$(908)	7,818
Interest expense, net						171
Income taxes						2,271

Net income						$5,376

Three months ended	Less-than-				Corporate Office	Consolidated
September 30, 2004	truckload	Logistics	Truckload	Total	and Other	Totals
Revenue	$78,727	$8,936	$9,332	$96,995	$—	$96,995
Operating, selling, general and administrative expenses	71,748	8,491	8,675	88,914	622	89,536
Other expenses (income)	(23)	(3)	(3)	(29)	—	(29)
Depreciation	1,107	78	95	1,280	15	1,295

Income (loss) from operations	$5,895	$370	$565	$6,830	$(637)	6,193
Interest expense, net						7
Income taxes						1,644

Net income						$4,542

Nine months ended	Less-than-				Corporate Office	Consolidated
September 30, 2005	truckload	Logistics	Truckload	Total	and Other	Totals
Revenue	$259,191	$29,144	$26,882	$315,217	$—	$315,217
Operating, selling, general and administrative expenses	237,513	27,336	24,588	289,437	2,521	291,958
Other expenses (income)	(14)	—	(19)	(33)	—	(33)
Depreciation	4,072	277	412	4,761	41	4,802

Income (loss) from operations	$17,620	$1,531	$1,901	$21,052	$(2,562)	18,490
Interest expense, net						209
Income taxes						5,355

Net income						$12,926

Nine months ended	Less-than-				Corporate Office	Consolidated
September 30, 2004	truckload	Logistics	Truckload	Total	and Other	Totals
Revenue	$224,943	$25,872	$27,257	$278,072	$—	$278,072
Operating, selling, general and administrative expenses	208,342	24,490	25,490	258,322	1,817	260,139
Other expenses (income)	(148)	8	(2)	(142)	—	(142)
Depreciation	3,290	232	269	3,791	44	3,835

Income (loss) from operations	$13,459	$1,142	$1,500	$16,101	$(1,861)	14,240
Interest expense, net						87
Income taxes						3,575

Net income						$10,578

11.	Canadian and United States accounting policy differences:
(a)  Consolidated reconciliation of shareholders’ equity
United States GAAP requires the inclusion of a reconciliation of shareholders’ equity between Canadian and United States GAAP. Shareholders’ equity reconciled to United States GAAP is as follows:

	Net income		Net income
	three months ended		nine months ended		Shareholders’ equity
	Sept 30, 2005	Sept 30, 2004	Sept 30, 2005	Sept 30, 2004	Sept 30, 2005	Sept 30, 2004
Balance, based on Canadian GAAP	$5,376	$4,542	$12,926	$10,578	$134,561	$111,831
Foreign exchange adjustment	—	—	—	—	(858)	(858)

Balance before other comprehensive income and accumulated other comprehensive income, based on United States GAAP	$5,376	$4,542	$12,926	$10,578	$133,703	$110,973
Other comprehensive income:
Change in cumulative translation adjustment	1,669	3,061	13	1,719	—	—
Unrealized foreign exchange loss on derivative instrument	—	—	—	—	(101)	(101)
Foreign exchange adjustment	—	—	—	—	594	594

Balance, Based on United States GAAP	$7,045	$7,603	$12,939	$12,297	$134,196	$111,466

Earnings per share

	Three months	Three months	Nine months	Nine months
	Ended	Ended	Ended	Ended
	Sept 30, 2005	Sept 30, 2004	Sept 30, 2005	Sept 30, 2004
Earnings per share under United States GAAP
Basic	$0.43	$0.37	$1.04	$0.86
Diluted	$0.42	$0.36	$1.01	$0.83

	Three months	Three months	Nine months	Nine months
	Ended	Ended	Ended	Ended
	Sept 30, 2005	Sept 30, 2004	Sept 30, 2005	Sept 30, 2004
Weighted average number of shares:
Basic	12,584,358	12,339,956	12,481,840	12,241,013
Potential exercise of stock options	337,337	434,788	338,032	489,052

Diluted	12,921,695	12,774,744	12,819,872	12,730,065

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

	Three months	Three months	Nine months	Nine months
	Ended	Ended	Ended	Ended
	Sept 30, 2005	Sept 30, 2004	Sept 30, 2005	Sept 30, 2004
Income from operations before depreciation, as reported	$9,772	$7,488	$23,292	$18,075
Depreciation expense	1,954	1,295	4,802	3,835

Income from operations based on United States GAAP	$7,818	$6,193	$18,490	$14,240

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

	Three months	Three months	Nine months	Nine months
	Ended	Ended	Ended	Ended
	Sept 30, 2005	Sept 30, 2004	Sept 30, 2005	Sept 30, 2004
Net income, as reported based on United States GAAP	$5,376	$4,542	$12,926	$10,578
Add: Stock-based compensation expense included in reported net income	181	119	474	177
Deduct: Total stock-based compensation expense determined using fair value method for all grants	(201)	(132)	(532)	(258)

Pro forma net income	$5,356	$4,529	$12,868	$10,497

Earnings per share:
Basic – as reported	$0.43	$0.37	$1.04	$0.86
Basic – pro forma	$0.43	$0.37	$1.03	$0.86
Diluted – as reported	$0.42	$0.36	$1.01	$0.83
Diluted – pro forma	$0.41	$0.35	$1.00	$0.82
12.	Comparative figures
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

overview
The third quarter of 2005 was a record quarter for Vitran. The Company posted all-time quarterly bests in revenue of $116.2 million and per share earnings of $0.42 on a diluted basis. For the third quarter of 2005 net income improved 18.4% over the third quarter of 2004. The LTL segment posted the most significant improvement in the current quarter, improving revenue 22.8% and income from operations 31.2%, compared to the third quarter of 2004. Accordingly the Company’s 2005 nine month period revenue, income from operations and net income exceeded the 2004 nine month period 13.4%, 29.8% and 22.2% respectively.
The Company’s record financial results for the three month and nine month periods were enhanced by the acquisition of Chris Truck Line (“CTL”) on May 31, 2005. CTL is a regional LTL carrier operating in eleven states in the Midwestern and Southwestern U.S. The acquisition expanded Vitran’s existing LTL operating footprint to Colorado, Kansas, Oklahoma and Texas.
CONSOLIDATED RESULTS
The following table summarizes the Consolidated Statements of Income for the periods ended:

	For the three months ended Sept 30			For the nine months ended Sept 30
(in thousands)	2005	2004	2005 vs 2004	2005	2004	2005 vs 2004
Revenue	$116,226	$96,995	19.8%	$315,217	$278,072	13.4%
Operating expenses	96,061	82,269	16.8%	262,947	236,508	11.2%
SG&A expenses	10,399	7,267	43.1%	29,011	23,631	22.8%
Other expenses (income)	(6)	(29)		(33)	(142)
Depreciation	1,954	1,295	50.9%	4,802	3,835	25.2%
Income from operations	7,818	6,193	26.2%	18,490	14,240	29.8%
Interest expense, net	171	7		209	87

Net income	5,376	4,542	18.4%	12,926	10,578	22.2%

Earnings per share:
Basic	$0.43	$0.37		$1.04	$0.86
Diluted	$0.42	$0.36		$1.01	$0.83
Operating Ratio(1)	93.3%	93.6%		94.1%	94.9%
Revenue increased 19.8% to $116.2 million for the third quarter of 2005 compared to $97.0 million in the third quarter of 2004. However, third quarter revenues were negatively impacted by an estimated $0.8 million due to a work stoppage by the non-unionized drayage drivers at the Port of Vancouver that affected activity levels at the Canadian LTL and Canadian Logistics business units. The work stoppage persisted much longer than expected into the third quarter diverting shipments away from the Company’s Western Canadian LTL operations and shutting down the Canadian Logistics flow-through centre in Vancouver. Notwithstanding that, revenue for the third quarter in the LTL segment increased 22.8%, primarily attributable to the acquisition of CTL, while revenue at the Logistics grew 19.2% offsetting a 4.5% decline in the Truckload segment. For the nine months ended September 30, 2005 revenue increased 13.4% to $315.2 million compared to $278.1 million for the same period in 2004. Explanations for the quarterly improvements in revenue are discussed below in the “Segmented Results”.
Income from operations for the third quarter improved 26.2% to $7.8 million compared to $6.2 million in the third quarter of 2004. Despite the aforementioned Vancouver Port work stoppage that resulted in an approximate $0.3 million reduction in third quarter income from operations, the LTL and Logistics segment posted improvements of 31.2% and 48.9% over the 2004 third quarter respectively. Offsetting these results was a decline of 21.9% in income from operations at the Truckload segment in the third quarter of 2005 compared to the same period a year ago. However, the Company’s consolidated operating ratio improved 30 basis points to 93.3% for the third quarter of 2005 compared to 93.6% in the third quarter of 2004. For the nine months ended September 30, 2005 income from operations increased 29.8% to $18.5 million compared to $14.2 million for the period in 2004, resulting in a consolidated operating ratio of 94.1% in 2005 compared to 94.9% in 2004. Detailed explanations for the improvement in income from operations are discussed below in “Segmented Results”.
Selling, general and administrative expenses (“SG&A”) increased 43.1% to $10.4 million in the third quarter compared to $7.3 million in the third quarter of 2004. For the nine month period ended September 30, 2005, SG&A increased 22.8% to $29.0 million compared to $23.6 million the same period a year ago. The increase in SG&A expenses for both the quarter and nine month period can primarily be attributed to the addition of CTL on May 31, 2005. Contributing to the remainder of the increase were increases in non-cash employee stock options expense, corporate advertising expense, director compensation, SG&A headcount within the logistics group, and salary and wage increases across all segments of the Company. With the addition of CTL and the increase in on-going compensation related expenses, SG&A will continue to be higher.

The Company incurred $0.2 million of net interest expense for the quarter ended September 30, 2005 compared to a nominal amount in the prior year quarter. Interest income was generated on the Company’s $31.5 million of short-term investments up to May 31, 2005 when the proceeds were used to acquire CTL. Consequently, interest expense on the Company’s outstanding debt was incurred in the quarter and exceeded the interest income earned for the nine month period.
Income tax expense for the third quarter of 2005 was $2.3 million compared to $1.6 million for the same quarter a year ago. The effective tax rate was 29.7% for the third quarter of 2005 compared to 26.6% for the third quarter in 2004. For the nine months ended September 30, 2005 the effective tax rate was 29.3% compared to 25.3% for the same period a year ago. The increase in the effective rate can be attributed to an increase in the Company’s profitability and a higher proportion of income being earned in higher tax jurisdictions.
Net income improved by 18.4% to $5.4 million for the third quarter compared to $4.5 million for the same quarter in 2004. This resulted in basic and diluted earnings per share of $0.43 and $0.42 for the third quarter of 2005 compared to basic and diluted earnings per share of $0.37 and $0.36 for the third quarter of 2004. The weighted average number of shares for the current quarter was 12.6 million basic and 12.9 million diluted compared to 12.3 million basic and 12.8 million diluted shares in the third quarter of 2004. For the nine months ended September 30, 2005 net income improved 22.2% to $12.9 million compared to $10.6 million in the same period a year ago. This resulted in basic and diluted earnings per share of $1.04 and $1.01 for the 2005 nine month period, compared to basic and diluted earnings per share of $0.86 and $0.83 in the same period in 2004. The weighted average number of shares for the nine month period of 2005 was 12.5 million basic and 12.8 million diluted compared to 12.2 million basic and 12.7 million diluted shares in the nine month period of 2004.
SEGMENTED RESULTS
Less-Than-Truckload (LTL)
The table below provides summary information for the LTL segment for the periods ended September 30:

	For the three months ended Sept 30			For the nine months ended Sept 30
(in thousands)	2005	2004	2005 vs 2004	2005	2004	2005 vs 2004
Revenue	$96,658	$78,727	22.8%	$259,191	$224,943	15.2%
Income from operations	7,734	5,895	31.2%	17,620	13,459	30.9%
Operating ratio	92.0%	92.5%		93.2%	94.0%

Number of shipments (2)	680,567	628,081	8.4%	1,895,954	1,831,223	3.5%
Weight (000s of lbs) (3)	1,074,684	999,926	7.5%	2,994,886	2,958,655	1.2%
Revenue per shipment (4)	$142.03	$125.35	13.3%	$136.71	$122,84	11.3%
Revenue per hundredweight (5)	$8.99	$7.87	14.2%	$8.65	$7.60	13.8%
The LTL segment posted significant growth in the third quarter of 2005 compared to the same period a year ago, as revenue and income from operations increased 22.8% and 31.2% respectively. The acquisition of CTL on May 31, 2005 was the primary contributor; however, 29.3% revenue growth in the cross-border line of business also contributed to the improvement. CN intermodal issues that manifested throughout 2004, which resulted in an increase in operating expenses, improved in the current quarter and did not impact operating results as significantly. However, the non-unionized Port of Vancouver drayage driver work stoppage negatively impacted revenue an estimated $0.6 million and $0.2 million in income from operations during the quarter. For the third quarter of 2005, shipments, tonnage and revenue per hundredweight increased 8.4%, 7.5% and 14.2% respectively. The 2005 third quarter operating ratio improved to 92.0% compared to 92.5% in the 2004 third quarter.
The results for the 2005 nine month period ended September 30, 2005 were most significantly impacted by the addition of CTL on May 31, 2005 and the absence of a CN strike that persisted for five weeks in the 2004 nine month period. Therefore the operating ratio improved to 93.2% in the current nine month period compared to 94.0% in the 2004 nine month period.
Logistics
The table below provides summary information for the Logistics segment for the periods ended September 30:

	For the three months ended Sept 30			For the nine months ended Sept 30
(in thousands)	2005	2004	2005 vs 2004	2005	2004	2005 vs 2004
Revenue	$10,652	$8,936	19.2%	$29,144	$25,872	12.6%
Income from operations	551	370	48.9%	1,531	1,142	34.1%
Operating Ratio	94.8%	95.9%		94.7%	95.6%

Revenue and income from operations for the Logistics segment were up 19.2% and 48.9% for the third quarter of 2005 compared to the same quarter in 2004. For the nine month period of 2005, revenue and income from operations increased 12.6% and 34.1% compared to the same period a year ago. The improvements for the quarter and nine month period were primarily attributable to continued improvement in the Brokerage and Supply Chain management units. During the quarter the Supply Chain unit fully utilized the capacity in its Toronto distribution facility which began operating in 2004 and commenced operations at its 125,000 square-foot dedicated distribution facility in Western Canada. Despite the non-unionized Port of Vancouver drayage driver work stoppage negatively impacted revenue an estimated $0.2 million and $0.1 million in income from operations, the segment improved its operating ratio to 94.8% in the current quarter compared to 95.9% in the 2004 third quarter.
Truckload (TL)
The table below provides summary information for the TL segment for the periods ended September 30:

	For the three months ended Sept 30			For the nine months ended Sept 30
(in thousands)	2005	2004	2005 vs 2004	2005	2004	2005 vs 2004
Revenue	$8,916	$9,332	(4.5%)	$26,882	$27,257	(1.4%)
Income from operations	441	565	(21.9%)	1,901	1,500	26.7%
Operating Ratio	95.1%	93.9%		92.9%	94.5%
Revenue for the Truckload segment in the third quarter of 2005 decreased 4.5% to $8.9 million compared to $9.3 million in the third quarter of 2004. The strong pricing environment that developed in the truckload sector in 2004 has continued through 2005 as the qualified truckload driver market remained tight. Consequently, the Truckload operation has focused on better yielding freight resulting in an increase in revenue per total mile(6) of 0.6% while shipments have declined 14.8% for the third quarter of 2005 over the third quarter of 2004. Trailer lease costs declined 40.5% in the third quarter of 2005, due to the expiration of operating leases at the beginning of the year and the Company’s ability to maintain its trailing fleet capital requirements from cash on hand. However, offsetting these operating improvements, the Truckload segment incurred $0.2 million of abnormal accident expenses in the 2005 third quarter resulting in an operating ratio of 95.1% compared to 93.9% for the 2004 third quarter.
LIQUIDITY AND CAPITAL RESOURCES
Cash flow from operations for the 2005 nine month period, before working capital changes, generated $20.8 million compared to $16.0 million in the 2004 period. Non-cash working capital changes consumed $6.7 million for the 2005 nine month period compared to $7.2 million for the same period a year ago. While accounts receivable increased in the third quarter of 2005 compared to December 31, 2004 due to higher revenue, average days sales outstanding for the quarter was 37.5 days compared to 39.7 days for the same period last year.
Interest-bearing debt increased to $17.9 million at September 30, 2005 from $14.5 million at the end of 2004. The interest-bearing debt is comprised of $12.7 million drawn under the term bank credit facility, $5.1 million drawn under the revolving credit facility and a capital lease of $0.1 million. The Company borrowed $5.1 million on its revolving credit facility August 30, 2005 to acquire real estate for the construction of a new LTL service centre in Toronto, Canada. During the 2005 nine month period the Company repaid $1.7 million of interest-bearing debt on the term credit facility. At September 30, 2005, the Company had $24.6 million of unused credit facilities, net of $5.3 million in letters of credit, of which the Company could draw the total unused amount.
Capital expenditures amounted to $10.8 million for the third quarter of 2005 and $17.7 million for the nine month period of 2005 and were funded out of the Company’s operating cash flows and revolving credit facility. The increase in capital expenditures results from the purchase of land for the new Toronto service centre, information technology upgrades and rolling stock acquisitions. The table below sets forth the Company’s capital expenditures for the three months and nine months ended September 30, 2005:

	For the three months ended Sept. 30		For the nine months ended Sept. 30
(in thousands)	2005	2004	2005	2004
Real Estate and buildings	$7,588	$—	$7,588	$32
Tractors	1,819	300	2,397	1,080
Trailing fleet	1,189	211	6,618	1,925
Information technology	158	107	810	428
Leasehold improvements	7	75	106	90
Other equipment	45	222	132	438

Total	$10,806	$915	$17,651	$3,993

Management estimates that cash capital expenditures, other than land and building, for the remainder of 2005 will be between $4 million and $6 million, the majority of which will be for tractors and trailing fleet. The Company does not anticipate entering into operating leases to fund the acquisition of equipment in the fourth quarter of 2005.
The Company has contractual obligations that include long-term debt consisting of a term debt facility, revolving credit facility, capital leases for operating equipment in the Logistics segment and off-balance sheet operating leases primarily consisting of tractor, trailing fleet and real estate leases. Operating leases form an integral part of the Company’s financial structure and operating methodology as they provide an alternative cost effective and flexible form of financing. The following table summarizes our significant contractual obligations and commercial commitments as of September 30, 2005:

(in thousands of dollars)	Payments due by period
Contractual Obligations	Total	2005	2006 & 2007	2008 & 2009		Thereafter

Long-term debt	$12,747	$1,312	$11,435	$	Nil	Nil
Revolving credit facility	5,074	Nil	5,074		Nil	Nil
Capital lease obligations	84	8	76		Nil	Nil

Sub-total	17,905	1,320	16,585		Nil	Nil
Operating leases	41,035	3,754	21,995		10,623	4,663

Total Contractual Obligations	$58,940	$5,074	$38,580		$10,623	$4,663

In addition to the above noted contractual obligations, the Company, as at September 30, 2005, utilized the revolving credit facility for standby letters of credit of $5.3 million. The letters of credit are used as collateral for self-insured retention of insurance claims.
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
OUTLOOK
The third quarter of 2005 was another rewarding quarter for Vitran, the sixteenth consecutive quarter of year-over-year net income improvement. The Company posted record results for revenue, net income and EPS. More importantly the Company’s second quarter acquisition, CTL, operated at expected levels in its first full quarter within Vitran’s ownership and contributed to the record performance.
During the third quarter of 2005 the Company purchased land for the construction of new Toronto service centre. The Company expects the construction of the new facility to be completed in the next twelve to eighteen months and result in service centre level operating efficiencies.
For the balance of 2005 management will focus on information technology integration that will facilitate cross-selling initiatives between the newly acquired CTL region and the Company’s existing LTL footprint. It is managements’ expectations that these initiatives will start to contribute in the fourth quarter of 2005. Railway capacity issues that manifested throughout 2004 within the LTL segment continued to improve over the first nine months of 2005. The Company expects to continue to take further initiatives to maintain the progress for the remainder of the year.
QUARTERLY RESULTS
Canadian GAAP

(thousands of dollars	2005	2005	2005	2004	2004	2004	2004	2003
except per share amounts)	Q3	Q2	Q1	Q4	Q3	Q2	Q1	Q4

Revenue	$116,226	$105,050	$93,941	$96,523	$96,995	$93,931	$87,146	$85,333
Income from operations	7,647	7,013	3,659	4,737	6,193	5,870	2,177	4,296
Net Income	5,376	4,796	2,754	4,365	4,542	4,387	1,649	3,150
Earnings per share:
Basic	$0.43	$0.39	$0.22	$0.35	$0.37	$0.36	$0.14	$0.31
Diluted	0.42	0.38	0.22	0.34	0.36	0.34	0.13	0.29
Weighted average number of shares:
Basic	12,584,358	12,447,300	12,411,968	12,417,594	12,339,956	12,266,703	12,115,292	10,110,571
Diluted	12,921,695	12,778,285	12,754,930	12,771,235	12,774,744	12,771,784	12,697,994	10,768,940

United States GAAP (7)

(thousands of dollars	2005	2005	2005	2004	2004	2004	2004	2003
except per share amounts)	Q3	Q2	Q1	Q4	Q3	Q2	Q1	Q4

Revenue	$116,226	$105,050	$93,941	$96,523	$96,995	$93,931	$87,146	$85,333
Income from operations	7,647	7,013	3,659	4,737	6,193	5,870	2,177	4,032
Net Income	5,376	4,796	2,754	4,365	4,542	4,387	1,649	3,150
Earnings per share:
Basic	$0.43	$0.39	$0.22	$0.35	$0.37	$0.36	$0.14	$0.31
Diluted	0.42	0.38	0.22	0.34	0.36	0.34	0.13	0.29
Weighted average number of shares:
Basic	12,584,358	12,447,300	12,411,968	12,417,594	12,339,956	12,266,703	12,115,292	10,110,571
Diluted	12,921,695	12,778,285	12,754,930	12,771,235	12,774,744	12,771,784	12,697,994	10,768,940

Definitions of non-GAAP measures:

(1)	Operating ratio (“OR”) is a non-GAAP financial measure which does not have any standardized meaning prescribed by GAAP. OR is the sum of operating expenses, selling, general and administrative expenses, other expenses (income), and depreciation expense, divided by revenue. OR allows management to measure the Company and its various segments’ operating efficiency. OR is a widely recognized measure in the transportation industry which provides a comparable benchmark for evaluating the Company’s performance compared to its competitors. Investors should also note that the Company’s presentation of OR may not be comparable to similarly titled measures by other companies. OR is calculated as follows:

	For the three months ended September 30		For the nine months ended September 30
(in thousands)	2005	2004	2005	2004
Operating expenses	$96,061	$82,269	$262,947	$236,508
Selling, general and administrative expenses	10,399	7,267	29,011	23,631
Other expenses (income)	(6)	(29)	(33)	(142)
Depreciation expense	1,954	1,295	4,802	3,835
	$108,408	$90,802	$296,727	$263,832

Revenue	$116,226	$96,995	$315,217	$278,072

Operating ratio (“OR”)	93.3%	93.6%	94.1%	94.9%

(2)	A shipment is a single movement of goods from a point of origin to its final destination as described on a bill of lading document.

(3)	Weight represents the total pounds shipped.

(4)	Revenue per shipment represents revenue divided by the number of shipments.

(5)	Revenue per hundredweight is the price obtained for transporting 100 pounds of LTL freight from point to point, calculated by dividing the revenue for an LTL shipment by the hundredweight (weight in pounds divided by 100) for a shipment.

(6)	Revenue per total mile represents revenue divided by the total miles driven.

(7)	Please see Note 11 to the Interim Consolidated Financial Statements for differences between Canadian and United States GAAP.

Sean P. Washchuk
Vice President Finance &
Chief Financial Officer	October 19, 2005

Item 3. Quantitative and Qualitative Disclosures About Market Risk
The Company is exposed to the impact of interest rate changes. The Company is exposed to changes in interest rates on its borrowings under the term bank facility and revolving credit facility that has a variable interest rate tied to the LIBOR rate and Canadian BA rate, respectively. The term bank credit of $12.7 million had a weighted-average interest rate on borrowings of 4.3% in the first nine months of 2005. The table below represents the weighted-average interest rates on borrowings at September 30, 2005. We estimate that the fair value of the term credit and revolving credit approximates the carrying value.

(in thousands of dollars)		Payments due by period

Long-term debt	Total	2005	2006 & 2007	2008 & 2009	Thereafter

Variable Rate
Term bank credit	$12,747	$1,312	$11,435	$Nil	$Nil
Average interest rate (LIBOR)	5.29%	5.29%	5.29%
Revolving bank credit	5,074	Nil	5,074	Nil	Nil
Average interest rate (CDN BA)	4.2%	4.2%	4.2%
Fixed Rate
Capital lease obligation	84	8	76	Nil	Nil
Average interest rate	6.79%	6.79%	6.79%

Total	$17,905	$1,320	$16,585	$Nil	$Nil

The Company is exposed to foreign currency risk as fluctuations in the United States dollar against the Canadian dollar can impact the financial results of the Company. The Company’s Canadian operations realize foreign currency exchange gains and losses on the United States dollar denominated revenue generated against Canadian dollar denominated expenses. Furthermore, the Company reports its results in United States dollars thereby exposing the results of the Company’s Canadian operations to foreign currency fluctuations. In addition, the Company’s United States dollar debt of $12.7 million is designated as a hedge of the investment in the United States’ self-sustaining foreign operations.
Item 4. Controls and Procedures
a)	As of October 19, 2005, the Chief Executive Officer and the Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures in accordance with Rule 13a-15 under the Exchange Act for the quarter ended September 30, 2005. Based on their evaluation, the Company’s Chief Executive Officer and the Chief Financial Officer concluded that Vitran’s disclosure controls and procedures enable Vitran to record, process, summarize and report in a timely manner the information that we are required to disclose in our Exchange Act reports.
b)	There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

				Maximum number of
			Total number of	Common Shares that
		Average price paid	Common Shares as	may yet be
	Number of Common	per Common Share	part of a publicly	purchased under the
Period	Shares purchased	(CAD)	announced plan	plan

Feb. 9 to Feb. 28, 2005	17,700	$18.75	17,700	603,284
Mar. 1 to Mar.31, 2005	27,200	$18.76	27,200	576,084
Apr. 1 to Apr. 30, 2005	—	—	—	576,084
May 1to May 31, 2005	900	$17.71	900	575,184
Jun. 1 to Jun. 30, 2005	10,000	$18.50	10,000	565,184
Jul. 1 to Jul. 31, 2005	—	—	—	565,184
Aug. 1 to Aug. 31, 2005	—	—	—	565,184
Sept. 1 to Sept. 30, 2005	4,000	$18.75	4,000	561,184

Total	59,800	$18.70	59,800

Item 3. Defaults Upon Senior Securities — None
Item 4. Submission of Matters to a Vote of Security Holders — None
Item 5. Other Information — None
Item 6. Exhibits and Reports on Form 8-K
(a)	Exhibits

Exhibit
Number	Description of Exhibit

31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated October 19, 2005.

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated October 19, 2005.
(b)	Reports on Form 8-K
i)	Vitran Corporation Inc. filed a Current report on Form 8-K dated August 03, 2005 related to the departure of a member of Vitran’s Board of Directors.

ii)	Vitran Corporation Inc. filed a Current Report on Form 8-K dated August 05, 2005 related to the acquisition of a subsidiary.

iii)	Vitran Corporation Inc. filed a Current Report on Form 8-K dated August 12, 2005 related to Vitran not being in compliance with the audit committee NASDAQ stock exchange listing requirement due to the departure of the audit committee chair reported on August 3, 2005

iv)	Vitran Corporation Inc. filed a Current Report on Form 8-K dated September 15, 2005 related to its deferred shared unit plan for members of Vitran’s Board of Directors.

v)	Vitran Corporation Inc. filed a Current Report on Form 8-K dated October 21, 2005 related to its 2005 third quarter earnings.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VITRAN CORPORATION INC.

/s/ SEAN P. WASHCHUK

Sean P. Washchuk
Date: October 19, 2005	Vice President of Finance and
Chief Financial Officer
(Principle Financial Officer)

/s/ FAYAZ D. SULEMAN

Fayaz D. Suleman
Date: October 19, 2005	Corporate Controller
(Principle Accounting Officer)