Form 10-K
period 2005-12-31
VITRAN CORP INC
filed 2006-02-10
CIK 946823

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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
(Registrant’s telephone number, including area code)
(416) 596-7664
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Shares	Toronto Stock Exchange – TSX®
NASDAQ – National Market
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). ☑ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K ☐.
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
The number of shares of common stock outstanding at February 08, 2006 was 12,647,636. The aggregate market value of the voting stock of the registrant, excluding directors, officers and registered holders of 10% as of February 08, 2006 was approximately $214,000,000.
DOCUMENTS INCORPORATED BY REFERENCE
1) Definitive Proxy statement to be filed on or about February 23, 2006 (Only those portions referenced herein are incorporated in this Annual Report on Form 10-K).

Unless otherwise indicated all dollar references herein are in United States dollars.
PART I
ITEM 1—BUSINESS
OVERVIEW
     Vitran Corporation Inc. (“Vitran” or the “Company”) is a leading, predominantly non-union, provider of surface transportation and related logistics services throughout Canada and in 24 states in the central, southwestern, and western United States. Its business consists of Less-than-truckload services (“LTL”), Logistics services, and Truckload services. These services are provided by stand-alone business units within their respective regions. The business units operate independently or in a complementary manner to provide solutions depending on a customer’s needs. For the years ended December 31, 2005 and 2004, the Company had revenues of $428.2 million and $374.6 million, respectively.
CORPORATE STRUCTURE
     Vitran’s registered office is located at 185 The West Mall, Suite 701, Toronto, Ontario, Canada, M9C 5L5. Vitran Corporation Inc. was incorporated in Ontario under the Business Corporation Act (Ontario) on April 29, 1981.
     Vitran’s business is carried on through its subsidiaries with a number of these affiliated corporations holding the relevant licenses and permits required to carry on business. The following are Vitran’s principal operating subsidiaries, all wholly owned (including their jurisdiction of incorporation) as at December 31, 2005: Vitran Express Canada Inc. (Ontario); Can-Am Logistics Inc. (Ontario); Vitran Logistics Ltd. (Ontario); Expéditeur T.W. Ltée (Canada); Vitran Corporation (Nevada); Vitran Express Inc. (Indiana); R.A. Christopher Inc. (Kansas); Vitran Express West Inc. (Nevada); Frontier Transport Corporation (Indiana); Vitran Logistics Corp. (Delaware); Vitran Logistics Inc. (Indiana).
OPERATING SEGMENTS
     Segment financial information is included in Note 10 to the Consolidated Financial Statements.
LTL Services
     Vitran has grown organically and made strategic acquisitions to build a comprehensive LTL network throughout Canada and in the central, southwestern, and western United States. On May 31, 2005 Vitran expanded into the southwestern United States by acquiring Chris Truck Line (“CTL”), a Kansas-based regional less-than-truckload carrier serving 11 states. With the acquisition of CTL, Vitran obtained an additional 19 terminals covering 11 states, including new territory in Colorado, Kansas, Oklahoma, and Texas. On January 3, 2006 Vitran, through its subsidiary Vitran Express West Inc., expanded into the western United States by acquiring the assets of Sierra West Express (“SWE”), a Nevada-based regional less-than-truckload carrier serving three states. With the acquisition of SWE, Vitran expanded its footprint to California, Nevada, and Arizona.
     Vitran’s LTL business represented approximately 82.4% of its revenue for the year ended December 31, 2005. Within the United States, the Company operates primarily within the central, southwestern and western United States and delivers approximately 90.0% of its freight shipments within one or two days. In addition, the Company offers its services to the other regions in the United States (other than Alaska and Hawaii) through its strategic inter-regional relationships. The service is provided over-the-road, mostly by Company drivers, which allows more control in servicing these time sensitive shipments. As an integral part of its service solution, the U.S. LTL business was one of the first regional LTL companies to offer an unconditional money back service guarantee to its customers. Vitran’s U.S. LTL regional business represented approximately 47.7% of its revenues for the year ended December 31, 2005.

     Within Canada, the Company provides next-day service within Ontario, Quebec and within parts of western Canada, and generates most of its revenue from the movement of LTL freight within the three- to five- day east/west lanes. Most of its trans-Canada freight is shipped under an “intermodal” agreement with CN Rail, under which the Company’s containers are loaded onto CN Rail cars and shipped to Vitran facilities where Vitran’s network of owner operators pick up and deliver the freight to various destinations. An expedited service solution is also offered nationally using over-the-road driver teams to complete these moves in a shorter time-frame. Vitran’s Canadian LTL business represented approximately 34.7% of its revenues for the year ended December 31, 2005.
     Vitran’s Transborder Service Solution (inter-regional) provides over-the-road service between its Canadian LTL and U.S. LTL business units. This is the Company’s highest margin and fastest growing service, achieving approximately 21.0% year-over-year revenue growth for the year ended December 31, 2005.
Logistics
     Vitran’s Logistics business, which represented approximately 9.4% of its revenues for the year ended December 31, 2005, consists of two principal lines of business: (1) Supply Chain Solutions in Canada and the United States including warehousing, inventory management and flow-through distribution facilities; and (2) Freight Brokerage, which coordinates the transport of truck and container loads from sales offices in Toronto, Montreal, and Los Angeles.
     Supply Chain Solutions. Supply chain solutions involve the transportation and management of goods and the provision of information about such goods as they pass through the supply chain from manufacturer to end user. Vitran Logistics’ role is to design a supply chain network for a customer, contract with the necessary suppliers (including Vitran’s LTL services), implement the design and manage the logistical system. Vitran’s supply chain services unit offers a range of services in Canada and the United States including warehousing, inventory management and flow-through distribution facilities, focusing primarily on long-term logistics solutions.
     In July 2005, the Company commenced operations of a 125,000 square foot dedicated distribution facility in Calgary, Alberta. In December 2005, the Company relocated an existing customer’s dedicated distribution facility in Toronto, Ontario and added an additional 70,000 square feet of warehouse space to meet their requirements. Currently the Company has approximately 526,000 square feet of warehouse and distribution space under management.
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
Truckload
     Vitran’s Truckload business, operating as Frontier Transport Corporation (“Frontier”), provides truckload service within the United States. Frontier utilizes its company-owned trailing equipment and tractor owner operators. The business is primarily dry van with a small temperature controlled service available. Frontier operates from two terminals, one in Atlanta and the other in Indianapolis where the main administration office is located. Frontier principally delivers within a 400-mile radius utilizing 235 owner operators with company-owned or leased trailing fleet.

THE TRUCKING INDUSTRY
          According to estimates made by the American Trucking Association, the United States trucking industry in 2003 accounted for approximately $610 billion, or approximately 87% of total domestic freight transportation revenue. Trucks provide freight transportation services to virtually every industry operating in the United States and Canada and generally offer higher levels of reliability, shipment integrity, and speed than other surface transportation options. The trucking industry is highly competitive on the basis of service and price. The LTL portion of the industry accounted for approximately $62 billion of revenue during 2003.
          LTL carriers transport freight for multiple customers to multiple destinations on each trailer. This service requires a network of local pick-up and delivery terminals, hub facilities, and driver fleets. The LTL business is capital intensive, and achieving significant density of operations in a given region can afford a competitive advantage since greater freight volumes are better able to support fixed costs. Vitran believes the regional LTL industry offers a favorable operating model and provides substantial growth opportunities for the following reasons:
•	The trend among shippers toward minimal inventories, deferred air freight, and regional distribution has increased the demand for next-day and second-day delivery service.

•	Regional carriers with sufficient scale and freight density to support local terminal networks can offer greater service reliability and minimize the costs associated with intermediate handling.

•	Regional carriers are predominantly non-union, which offers cost savings, greater flexibility, and a lower likelihood of service disruptions compared with unionized carriers.

•	There has been a reduction of capacity as weaker competitors exit the business.
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
          The Freight Brokerage business maintains sales offices in Toronto, Montreal, and Los Angeles to capitalize on international traffic flows. The Freight Brokerage unit offers both intermodal and over-the-road truckload solutions to clients.
EMPLOYEES
          At December 31, 2005, Vitran employed approximately 2,784 full- and part-time employees and contracted with approximately 435 owner operators.
          All of Vitran’s 1,354 drivers and owner operators are required to have valid commercial driver’s licenses and pass a stringent Company screening process. Where permitted, the Company periodically conducts drug and alcohol screening tests.

     Only 128 of Vitran’s employees are represented by labor unions. Two of Vitran’s terminals in Canada operate with unionized dock workers represented by the International Brotherhood of Teamsters and the Canadian Autoworkers Association. The Company has two collective agreements with its unionized employees. These agreements expire on March 31, 2008, and on September 30, 2008, respectively.
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
SEASONALITY
     In the trucking industry for a typical year, the months of September and October usually have the highest business levels, while the months of December, January and February generally have the lowest business levels. Adverse weather conditions, generally experienced in the first quarter of the year, such as heavy snow and ice storms, have a negative impact on operating results. Accordingly, revenue and profitability are lowest in the first quarter.
REGULATION
     Regulatory agencies exercise broad powers over the trucking industry business, generally governing such activities as authorization to engage in motor carrier operations, safety and financial reporting. The industry also may become subject to new or more restrictive regulations relating to fuel emissions, ergonomics, or limits on vehicle weight and size. Additional changes in the laws and regulations governing the trucking industry could affect the economics of the industry by requiring changes in operating practices or by influencing the demand for and the costs of providing services to customers.
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
COMPETITION
     Vitran competes with many other transportation service providers of varying sizes within Canada and the United States. In the United States, Vitran competes mainly in the central, southwestern and western states. The transportation industry is highly competitive on the basis of both price and service. The Company competes with regional, inter-regional and national LTL carriers, truckload carriers, third party logistics companies and, to a lesser extent, small package carriers, air freight carriers and railroads. The Company competes effectively in its markets by providing high quality and timely service at competitive prices.
AVAILABLE INFORMATION
     Vitran makes available free of charge on or through its website at www.vitran.com its Annual Report on Form 10-K (including the MD&A at December 31, 2005), Quarterly Reports on Form 10-Q, current reports on Form 8-K and other information releases, including all amendments to those reports, as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (SEC) and System for Electronic Document Analysis and Retrieval (SEDAR). The information can also be accessed through EDGAR at www.sec.gov/edgar.shtml or SEDAR at www.sedar.com.

ITEM 1. a—RISK FACTORS
RISKS AND UNCERTAINTIES
     Information on the risks and uncertainties relating to the Company appears in the Company’s management discussion and analysis (“MD&A”) for the year ended December 31, 2005, Item 7, reference to which is hereby made, and the information therein is incorporated herein by reference.
ITEM 1. b—UNRESOLVED STAFF COMMENTS
     None.
ITEM 2—PROPERTIES
     Vitran’s corporate office is located at 185 The West Mall, Suite 701, Toronto, Ontario, Canada, M9C 5L5. The 3,900 square foot office is occupied under a lease terminating in September 2010.
     Each of Vitran’s operating subsidiaries also maintains a head office as well as numerous operating facilities. Vitran has not experienced and does not anticipate difficulties in renewing existing leases on favorable terms or obtaining new facilities as and when required.
     Vitran operates 95 terminals, 16 of which are located in Canada and 79 of which are located in the United States. The Company’s LTL segment operates 87 terminals with a total of 2,027 loading doors in the United States and with a total of 558 loading doors in Canada. The 10 largest terminals in Vitran’s LTL segment, in terms of the number of loading doors, are listed below.

Terminals	Doors	Owned/ Leased
Toronto	132	Leased
Indianapolis	116	Leased
Montreal	85	Owned
Vancouver	85	Owned
Chicago	81	Leased
Winsted	78	Owned
Edmonton	69	Owned
St. Louis	65	Leased
Minneapolis	62	Leased
Dallas	55	Owned
     In addition to two warehouse facilities, Vitran’s Logistics business operates four dedicated flow-through facilities, three in Canada, and the other in the United States, for major retailers in their respective markets. Vitran’s Truckload business operates two terminals, one in Indianapolis and the other in Atlanta. In 2005, Vitran purchased 21 acres of land in Toronto for the construction of a new LTL service centre; construction will begin in 2006.
ITEM 3—LEGAL PROCEEDINGS
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
ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.

PART II
ITEM 5—MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
Description of Share Capital
     At December 31, 2005, there were an unlimited number of shares authorized and 12,647,636 common shares issued and outstanding. The holders of the common shares are entitled to one vote for each common share on all matters voted on at any meetings of Vitran’s shareholders, to any dividends that may be declared by the Company’s Board of Directors thereon and, in the event of the liquidation, dissolution or winding up of the Company, will be entitled to receive the remaining property.
     Vitran’s common shares trade on the Toronto Stock Exchange (“TSX”) and the NASDAQ National Market under the symbols: vtn and vtnc respectively. The Company voluntarily delisted from the American Stock Exchange (“AMEX”) on March 4, 2005 and commenced trading on the NASDAQ National Market on March 7, 2005. On February 08, 2006, there were approximately 44 registered holders of record of the Company’s common shares.
     Vitran did not pay any dividends on common shares in fiscal 2005 and 2004. The Company ceased paying dividends in December 2001. The Board of Directors is responsible for determining the Company’s dividend policy and does not intend to declare dividends in the foreseeable future.
     The following table sets forth the high and low bid prices of our common stock for the periods indicated, as reported by the TSX, the AMEX and the NASDAQ:

	TSX			AMEX/NASDAQ
Quarter	High	Low	Volume	High	Low	Volume
	(in Canadian dollars)			(in United States dollars)
2005
Fourth Quarter	$23.50	$19.00	322,700	$20.00	$15.55	1,894,700
Third Quarter	$21.99	$18.85	406,800	$18.19	$15.28	1,865,500
Second Quarter	$19.90	$16.50	654,600	$16.39	$13.41	2,435,700
First Quarter	$21.00	$17.95	676,600	$17.25	$14.05	2,295,800
2004
Fourth Quarter	$22.00	$18.25	604,600	$18.00	$14.87	2,365,400
Third Quarter	$23.48	$17.94	403,600	$17.55	$13.80	2,696,400
Second Quarter	$22.64	$18.20	510,800	$16.60	$14.02	3,055,200
First Quarter	$22.22	$17.50	844,000	$16.14	$13.15	3,786,500

	TSX			AMEX/NASDAQ
2005 Monthly	High	Low	Volume	High	Low	Volume
	(in Canadian dollars)			(in United States dollars)
December	$23.50	$20.50	53,800	$20.00	$17.75	463,300
November	$22.00	$20.00	222,600	$18.75	$16.98	433,200
October	$19.68	$19.00	46,300	$17.50	$15.55	998,200
September	$20.35	$18.85	89,800	$17.50	$15.75	539,400
August	$21.83	$19.01	178,600	$18.01	$15.65	287,400
July	$21.99	$19.32	138,400	$18.19	$15.28	1,038,700
June	$19.90	$18.25	265,900	$16.39	$14.43	785,800
May	$19.65	$17.05	246,400	$15.59	$13.41	1,012,900
April	$19.01	$16.50	142,300	$15.41	$13.48	637,000
March	$20.37	$17.95	276,700	$16.50	$14.80	599,000
February	$21.00	$17.99	89,900	$16.35	$14.05	1,071,900
January	$20.84	$18.40	310,000	$17.25	$14.65	624,900

Stock Option Plan

Number of securities
	Number of securities		remaining available for
	to be issued upon	Weighted average	future issuance
	exercise of outstanding	exercise price of	(excluding securities
Plan Category	options	outstanding options	reflected in column (a))

	(a)	(b)	(c)
Equity compensation plans approved by security holders	777,500	$9.71	317,000
Equity compensation plans not approved by security holders	—	—	—
Total (1)	777,500	$9.71	317,000

(1)	As at December 31, 2005.
     Vitran maintains a stock option plan to assist in attracting, retaining and motivating its directors, officers and employees. The details of the Company’s authorized stock option plan are described in Note 8 of the Consolidated Financial Statements.
Use of Proceeds
     In December of 2003, Vitran, together with the lead underwriting firm, Avondale Partners, issued 2,300,000 common shares for gross proceeds of $31.6 million in a public offering. Commissions to the underwriters amounted to $1.6 million and other expenses of the offering amounted to $0.6 million resulting in net proceeds of $29.4 million. On May 31, 2005, $26.5 million of proceeds was used to acquire 100% of the outstanding shares of R.A. Christopher, Inc. and Kansas Motor Freight Corp., collectively operating as Chris Truck Line. In conjunction with the transaction the Company issued 202,458 common shares to the vendor of CTL. The Company used the remaining proceeds of the offering for capital expenditures.
Purchases of Equity Securities
     On February 9, 2005 Vitran commenced a normal course issuer bid to repurchase up to 620,984 common shares by way of open market purchases through the facilities of the Toronto Stock Exchange. The normal course issuer bid expired on February 8, 2006. All shares repurchased are cancelled. The following table summarizes the purchases in the fourth quarter of 2005:

				Maximum number
			Total number of	of common shares
	Number of	Average price paid	common shares as	that may yet be
	common shares	per common share	part of a publicly	purchased under the
Period	purchased	(CAD)	announced plan	plan

Oct. 1 to Oct. 31, 2005	—	—	—	561,184
Nov. 1 to Nov. 30, 2005	—	—	—	561,184
Dec. 1 to Dec. 31, 2005	—	—	—	561,184

Total	—	—	—

Transfer Agents

Computershare Investor Services Inc.	Montreal, Toronto	Canada
Computershare Trust Company Inc.	Denver	United States

ITEM 6—SELECTED FINANCIAL DATA
     The following selected financial data should be read in conjunction with the Consolidated Financial Statements and Notes under Item 8 of this Annual Report on Form 10-K. For a summary of quarterly financial data for fiscal 2005 and 2004 please see the Supplemental Schedule of Quarterly Financial Information included in the Consolidated Financial Statements. For a summary of measurement and disclosure differences between Canadian and United States accounting policies please see Note 16 to the Consolidated Financial Statements. Please note that there is no difference in Vitran’s 2005 reported net income under Canadian and United States GAAP.
Selected Financial Data (Thousands of dollars, except per share amounts)

Year	2005	2004	2003	2002	2001

Canadian GAAP

Statements of Income
Revenue	$428,192	$374,595	$331,826	$303,595	$310,477

Income from continuing operations before depreciation and amortization expense (1)	32,392	24,183	20,308	17,817	13,938

Income from continuing operations	25,427	18,977	14,814	12,509	7,586

Net income from continuing operations	17,938	14,943	10,336	6,938	2,335

Net loss on discontinued operations, net of tax	—	—	—	—	(3,696)

Net income (loss)	$17,938	$14,943	$10,336	$6,938	$(1,361)

Earnings per share basic:
Net income from continuing operations	$1.43	$1.22	$1.07	$0.72	$0.24
Net income (loss)	$1.43	$1.22	$1.07	$0.72	$(0.14)
Weighted average number of shares	12,516,265	12,285,400	9,684,901	9,691,041	9,859,296

Earnings per share diluted:
Net income from continuing operations	$1.40	$1.17	$1.01	$0.71	$0.24
Net income (loss)	$1.40	$1.17	$1.01	$0.71	$(0.14)
Weighted average number of shares	12,848,360	12,740,477	10,263,211	9,784,066	9,859,296

United States GAAP (2)

Statements of Income
Revenue	$428,192	$374,595	$331,826	$303,595	$310,477

Income from continuing operations before depreciation and amortization expense (1)	32,392	24,183	20,044	17,373	13,524
Income from continuing operations	25,427	18,977	14,550	12,065	7,172

Net income from continuing operations	17,938	14,943	10,336	6,494	1,921

Net loss on discontinued operations, net of tax	—	—	—	—	(3,696)

Change in method for accounting for goodwill	—	—	—	(3,023)

Net income (loss)	$17,938	$14,943	$10,336	$3,471	$(1,775)

Selected Financial Data (continued) (Thousands of dollars, except per share amounts)

Year	2005	2004	2003	2002	2001

Earnings per share basic:
Net income from continuing operations continuing operations	$1.43	$1.22	$1.07	$0.67	$0.19
Net income (loss)	$1.43	$1.22	$1.07	$0.36	$(0.18)
Weighted average number of shares	12,516,265	12,285,400	9,684,901	9,691,041	9,859,296

Earnings per share diluted:
Net income from continuing operations	$1.40	$1.17	$1.01	$0.66	$0.19
Net income (loss)	$1.40	$1.17	$1.01	$0.35	$(0.18)
Weighted average number of shares	12,848,360	12,740,477	10,263,211	9,784,066	9,859,296
Dividends per share $US	Nil	Nil	Nil	Nil	$0.023
Dividends per share $Cdn	Nil	Nil	Nil	Nil	$0.035

Year	2005	2004	2003	2002	2001

Balance Sheets (Canadian and United States GAAP)
Assets:
Current assets	$71,017	$90,177	$85,046	$46,746	$52,537
Property and equipment, net	66,807	37,563	35,102	30,787	32,032
Intangible assets	2,456	—	—	—	—
Goodwill, net	61,448	45,304	44,865	43,869	46,874

Total assets	$201,728	$173,044	$165,013	$121,402	$131,443

Liabilities and Stockholders’ Equity:
Current liabilities	$48,331	$38,806	$46,412	$36,061	$37,993
Long-term debt	8,588	11,507	17,931	30,504	40,013
Other non-current liabilities	5,007	3,546	2,715	2,767	3,602
Total stockholders’ equity — Canadian GAAP	$139,802	$119,185	$97,955	$52,070	$49,836
Total stockholders’ equity — United States GAAP	$139,437	$118,826	$97,590	$51,853	$49,923

Total commitments under operating leases	$40,239	$46,564	$48,580	$57,475	$56,338

Operating Ratios (3)
Total company	94.1%	94.9%	95.5%	95.9%	97.6%
Less-than-truckload	93.1%	94.2%	94.3%	94.6%	96.6%
Logistics	94.7%	95.3%	96.2%	96.5%	99.8%
Truckload	93.5%	94.5%	98.2%	98.0%	97.4%

Notes:
(1)	Income from continuing operations before depreciation and amortization expense (“EBITDA”) is a non-GAAP financial measure which does not have any standardized meaning prescribed by GAAP. EBITDA represents net income, plus net loss on discontinued operations, plus amortization of goodwill, minus minority interest, plus (minus) income tax expense (benefit), plus net interest expense, and plus depreciation and amortization. The Company uses EBITDA in evaluating its operating performance compared to that of other companies in its industry, as the calculation of EBITDA eliminates the effects of financing, income taxes and the accounting effects of capital spending, which items may vary for different companies for reasons unrelated to overall operating performance. When analyzing its operating performance, however, investors should use EBITDA in addition to, not as an alternative for, income from operations and net income, as those items are defined by GAAP. Investors should also note that the Company’s presentation of EBITDA may not be comparable to similarly titled measures used by other companies. EBITDA is reconciled to net income as follows:

	Year ended December 31,
	2005	2004	2003	2002	2001
Net income	$17,938	$14,943	$10,336	$6,938	$(1,361)
Net loss on discontinued operations	—	—	—	—	3,696
Minority interest	—	—	—	—	(85)
Income tax expense	7,191	3,983	3,158	2,282	153
Interest expense, net	298	51	1,320	3,289	3,833
Depreciation and amortization	6,965	5,206	5,494	5,308	7,702

EBITDA	$32,392	$24,183	$20,308	$17,817	$13,938

Selected Financial Data (continued) (Thousands of dollars, except per share amounts)
(2)	Please see Note 16 to the Consolidated Financial Statements for differences between Canadian and United States GAAP.

(3)	Operating ratio (“OR”) is a non-GAAP financial measure which does not have any standardized meaning prescribed by GAAP. OR is the sum of operating expenses, selling, general and administrative expenses, other expenses (income), and depreciation and amortization expense, divided by revenue. OR allows management to measure the Company and its various segments’ operating efficiency. OR is a widely recognized measure in the transportation industry which provides a comparable benchmark for evaluating the Company’s performance compared to its competitors. Investors should also note that the Company’s presentation of OR may not be comparable to similarly titled measures by other companies. OR is calculated as follows:

	Year ended December 31,
	2005	2004	2003	2002	2001
Operating expenses	$357,960	$319,295	$282,016	$254,405	$263,524
Selling, general and administrative expenses	37,881	31,263	29,366	31,084	32,291
Other expenses (income)	(41)	(146)	136	289	724
Depreciation and amortization expense	6,965	5,206	5,494	5,308	6,352

	$402,765	$355,618	$317,012	$291,086	$302,891

Revenue	$428,192	$374,595	$331,826	$303,595	$310,477

Operating ratio (“OR”)	94.1%	94.9%	95.5%	95.9%	97.6%

ITEM 7—	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements:
          This MD&A and the documents incorporated by reference contains forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995 concerning Vitran’s business, operations, and financial performance and condition.
          When used in this MD&A, the words “believe”, “anticipate”, “intend”, “estimate”, “expect”, “project”, “may”, “plans”, “continue”, “focus”, “endeavor” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such words. These forward-looking statements are based on current expectations and are naturally subject to uncertainty and changes in circumstances that may cause actual results to differ materially from those expressed or implied by such forward-looking statements.
          Specifically, but not limited to, this MD&A and the documents incorporated by reference contain forward-looking statements regarding:
•	the Company’s objective to expand or acquire a less-than-truckload operation in a new regional market

•	the Company’s intention to achieve above average transborder and inter-regional growth rates

•	the Company’s plan to develop revenue, density and yield improvements

•	the Company’s’ intention to improve linehaul efficiency and dock operations

•	the Company’s plan to build regional sales density in the western United States

•	the Company’s objective to increase the Logistics segment revenue

•	the Company’s focus on driver retention particularly in the Truckload segment.
          Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause Vitran’s actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that may cause such differences include but are not limited to technological change, regulatory change, the general health of the economy, labor relations, fuel, availability of qualified drivers and competitive factors. More detailed information about these and other factors is included in the MD&A. Many of these factors are beyond the Company’s control; therefore, future events may vary substantially from what the Company currently foresees. You should not place undue reliance on such forward-looking statements. Vitran Corporation Inc. is under no obligation to update or alter such forward-looking statements whether as a result of new information, future events or otherwise. Unless otherwise indicated all dollar references herein are in U.S. dollars. The Company’s Annual Report on Form 10-K, as well as all the Company’s other required filings, may be obtained from the Company at www.vitran.com or from www.sedar.com or from www.sec.gov.

OVERVIEW
     Vitran Corporation Inc. (“Vitran” or the “Company”) is a leading, predominantly non-union, provider of surface transportation and related logistics services throughout Canada and in 24 states in the central, southwestern and western United States. Its business consists of three operating segments: (1) Less-than-truckload services (“LTL”), (2) Logistics services, and (3) Truckload services. These services are provided by stand-alone business units within their respective regions. Depending on a customer’s needs, the units can operate independently or in a complementary manner. As is more fully described in Item 1 “Business”, the LTL segment transports shipments in less than full trailer load quantities through freight service center networks, the Logistics segment provides supply chain solutions and freight brokerage services and the Truckload segment delivers full trailer loads point to point on a predominantly short haul basis.
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
     The long-term mission of the Company is to build a North American transportation infrastructure with national and regional coverage in both Canada and the United States offering regional, inter-regional, national, and transborder LTL services. In conjunction with the LTL services, Vitran will also focus on logistics service offerings that are not only profitable as stand-alone business opportunities, but also increase the utilization of LTL freight service assets where appropriate.
EXECUTIVE SUMMARY
     The year ended December 31, 2005 was another productive year for Vitran. The Company achieved record financial results for the second consecutive year and, consistent with its strategic plan, expanded its LTL geographic coverage with acquisitions of Chris Truck Line (“CTL”) on May 31, 2005 and Sierra West Express Inc. (“SWE”) on January 3, 2006.
     Not only did Vitran achieve record financial results for 2005 in revenue of $428.2 million, income from operations of $25.4 million, net income of $17.9 million and earnings per diluted share of $1.40, the Company for the first time in many years purchased all its rolling stock requirements for the year. The Company re-invested $13.8 million in the Company’s tractor and trailing equipment fleets. In August the Company purchased 21 acres of land in Toronto for the construction of a new LTL service centre. Notwithstanding these significant investments, the Company’s long-term debts remained at a ten year low of $14.4 million.
     On May 31, 2005, the Company completed the acquisition of CTL, a regional LTL carrier operating in 11 states in the central and southwestern U.S. The acquisition expanded Vitran’s existing LTL operating footprint to Colorado, Kansas, Oklahoma, and Texas. The aggregate purchase price was $31.0 million, comprised of $26.5 million of cash, common shares valued at $2.8 million and an additional $1.7 million of cash payable in April 2006 to structure the transaction as an asset sale for tax purposes. The cash portion of the transaction was financed from the Company’s December 2003 equity offering.
     On January 3, 2006, just subsequent to the 2005 year end, the Company purchased all the assets and selected liabilities of SWE, a regional LTL carrier operating in three states in the western U.S. The acquisition further expanded Vitran’s existing LTL operating footprint to California, Nevada, and Arizona. The aggregate purchase price was $2.5 million, comprised of $2.3 million of cash and a contingent $0.2 million note payable to the vendor in April 2007. The cash portion of the transaction was financed from existing cash on hand.

RESULTS OF OPERATIONS 2005 COMPARED TO 2004
CONSOLIDATED RESULTS
     The following table summarizes the Consolidated Statements of Income for the three years ended December 31:

(in thousands)	2005	2004	2003	2005 vs 2004	2004 vs 2003

Revenue	$428,192	$374,595	$331,826	14.3%	12.9%
Operating expenses	357,960	319,295	282,016	12.1%	13.2%
SG&A expenses	37,881	31,263	29,366	21.2%	6.5%
Other expenses (income)	(41)	(146)	136	71.9%	(207.4%)
Depreciation and amortization	6,965	5,206	5,494	33.8%	(5.2%)
Income from operations	25,427	18,977	14,814	34.0%	28.1%
Interest expense, net	298	51	1,320	484.3%	(96.1%)

Net income	17,938	14,943	10,336	20.0%	44.6%

	2005	2004	2003	2005 vs 2004	2004 vs 2003

Earnings per share:
Basic	$1.43	$1.22	$1.07	17.2%	14.0%
Diluted	$1.40	$1.17	$1.01	19.7%	15.8%
Operating ratio	94.1%	94.9%	95.5%
     Revenue increased 14.3% to $428.2 million in 2005 from $374.6 million in 2004. Revenue in the LTL and Logistics segments increased 16.4% and 13.4%, respectively, contributing to the consolidated improvement. Revenue in the TL segment declined 2.3%, partially offsetting the increases in the other segments. Income from operations improved 34.0% to $25.4 million in 2005 from $19.0 million in 2004. All three segments, LTL, Truckload and Logistics, contributed to the improvement, posting increases of 39.1%, 17.3% and 28.4%, respectively, to their segments’ income from operations. Accordingly, the Company’s consolidated operating ratio improved to 94.1% in 2005 from 94.9% in 2004. Detailed explanations for the improvements in revenue and income from operations are discussed below in “Segmented Results”.
     Selling, general and administrative expenses (“SG&A”) increased 21.2% to $37.9 million in 2005 from $31.3 million in 2004. The increase in SG&A expenses for the 2005 year can primarily be attributed to the addition of CTL on May 31, 2005. Contributing to the remainder of the increase were increases in non-cash employee stock options expense, corporate advertising expense, director compensation, SG&A headcount within the Logistics group, and salary and wage increases across all segments of the Company. With the addition of CTL and the increase in ongoing compensation-related expenses, SG&A will be higher in 2006 as compared to 2005.
     Depreciation and amortization expense increased 33.8% to $7.0 million in 2005 from $5.2 million in 2004. The increase is primarily attributed to the addition of CTL on May 31, 2005. However the Company also purchased $15.3 million of depreciable assets in 2005 compared to $6.2 million in 2004, which further increased the depreciation expense for the year.
     Interest expense net of interest income was $0.3 million for 2005 compared to $0.1 million for 2004. This increase was due to the acquisition of CTL on May 31, 2005 that consumed the majority of the Company’s interest generating short-term investments. Consequently, interest expense on the Company’s outstanding debt was incurred and exceeded the interest income earned for the year.

     Income tax expense for 2005 was $7.2 million compared to $4.0 million in 2004. In the fourth quarter of 2004, the Company recorded a one-time deferred tax benefit of $0.7 million attributable to the reduction in the valuation allowance on loss carryforwards. The effective tax rate, excluding the one-time deferred tax benefit, was 28.6% for 2005 compared to 24.7% 2004. The increase in the effective tax rate can be attributed to a higher proportion of income being earned in higher tax jurisdictions.
     Net income improved by 20.0% to $17.9 million for 2005, compared to $14.9 million in 2004. This resulted in basic and diluted earnings per share of $1.43 and $1.40 for the current year, compared to $1.22 and $1.17 in 2004. The weighted average number of shares for 2005 was 12.5 million basic and 12.8 million diluted compared to 12.3 million basic and 12.7 million diluted shares in 2004.
SEGMENTED RESULTS
LTL (Less-than-truckload)
     The table below provides summary information for the LTL segment for the three years ended December 31:

(in thousands)	2005	2004	2003	2005 vs 2004	2004 vs 2003

Revenue	$352,693	$303,017	$270,189	16.4%	12.2%
Income from operations	24,494	17,604	15,386	39.1%	14.4%
Operating ratio	93.1%	94.2%	94.3%

Number of shipments(1)	2,539,192	2,415,204	2,311,935	5.13%	4.47%
Weight (000s of lbs)(2)	4,003,039	3,894,005	3,680,893	2.80%	5.79%
Revenue per shipment(3)	$138.91	$125.47	$116.87	10.71%	7.36%
Revenue per hundredweight(4)	8.81	7.78	7.34	13.24%	5.99%
     The LTL segment recorded significant improvements in 2005 compared to 2004, enhancing revenue, income from operations and operating ratio. Revenue increased 16.4% to $352.7 million in 2005 compared to $303.0 million in 2004, driven by the acquisition of CTL on May 31, 2005 and the absence of a CN strike that persisted for five weeks in 2004 and corresponding intermodal capacity issues that persisted through the balance of 2004. These intermodal capacity issues that affected Canadian LTL long-haul operations were not as severe in 2005, but a non-unionized Port of Vancouver drayage driver work stoppage negatively offset revenue increases by $0.6 million. Notwithstanding this, the LTL segment recorded revenue increases throughout the Canadian and U.S. infrastructure in all lines of business: regional, national, expedited and, most notably, a 21.0% increase in transborder revenue.
     A firm pricing environment within the LTL segment, the acquisition of CTL and a stable economy led to increased shipments, tonnage and revenue per hundredweight of 5.13%, 2.8% and 13.24%, respectively. However, the aforementioned non-unionized Port of Vancouver drayage driver work stoppage during the third quarter negatively offset income from operations increases by $0.2 million. Notwithstanding this, income from operations improved 39.1% to $24.5 million in 2005 compared to $17.6 million in 2004 and the LTL segment operating ratio improved to 93.1% compared to 94.2% in 2004.

Logistics
     The table below provides summary information for the Logistics segment for the three years ended December 31:

(in thousands)	2005	2004	2003	2005 vs 2004	2004 vs 2003

Revenue	$40,261	$35,499	$28,642	13.4%	23.9%
Income from operations	2,141	1,668	1,084	28.4%	53.9%
Operating ratio	94.7%	95.3%	96.2%
     Revenue and income from operations for the Logistics segment were up 13.4% and 28.4% for 2005 compared to 2004. Revenue increases were attributable to improvements coming from the Brokerage and Supply Chain business units. Although shipments for 2005 declined 4.9% compared to 2004 in the Brokerage unit, this was more than offset by a 40% increase in revenue per shipment for 2005. In the Supply Chain business unit, revenue growth outpaced income from operations increases in 2005 as the business unit filled the capacity of the Toronto distribution facility that was opened in 2004. Also in the fourth quarter of 2005, the Supply Chain business unit commenced full operations of its new western Canadian dedicated distribution facility. As a result the Logistics segment improved its operating ratio to 94.7% in 2005 from 95.3% in 2004.
Truckload
     The table below provides summary information for the Truckload segment for the three years ended December 31:

(in thousands)	2005	2004	2003	2005 vs 2004	2004 vs 2003

Revenue	$35,238	$36,079	$32,995	(2.3%)	9.3%
Income from operations	2,308	1,968	602	17.3%	226.9%
Operating ratio	93.5%	94.5%	98.2%
     Revenue for the Truckload segment decreased 2.3% to $35.2 million in 2005 from $36.1 million in 2004. With a strong pricing environment in the midwestern U.S. attributable to a tight driver market that reduced capacity in the truckload market place, the Company’s Truckload segment continued to focus on better yielding freight in 2005. Consequently, revenue per total mile (5) increased by 3.1% while empty miles decreased by 3.4%. Total shipments for 2005 decreased 12.0% compared to 2004; however, this was offset by the 10.9% increase in revenue per shipment versus 2004. The aforementioned revenue quality development and yield progress increased gross margin to 17.8% in 2005. However, offsetting these improvements was a $0.4 million increase in accident costs in 2005 over 2004. These factors resulted in an operating ratio of 93.5% for 2005 compared to 94.5% in 2004.
RESULTS OF OPERATIONS 2004 COMPARED TO 2003
CONSOLIDATED RESULTS
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
     Depreciation expense declined 5.2% to $5.2 million in 2004 from $5.5 million in 2003. The Company changed the estimated useful life for its tractors from seven years to eight years and its trailers from 10 years to 12 years to more accurately reflect the actual useful life of its equipment. This change in estimate was recorded prospectively and resulted in a $0.7 million reduction in depreciation expense for 2004 compared to 2003.
     Interest expense net of interest income was $0.1 million for 2004 compared to $1.3 million for 2003. This reduction was primarily due to the Company’s $33.1 million in short-term investments generating interest income of $0.7 million. As well, the Company repaid $11.7 million of its outstanding debt obligations and had a 50-basis-point reduction in interest rate spreads starting in February 2004.
     Income tax expense for 2004 was $4.0 million compared to $3.2 million in 2003. In the fourth quarter of 2004, the Company recorded a one-time deferred tax benefit of $0.7 million attributable to the reduction in the valuation allowance on loss carryforwards. The effective tax rate, excluding the one-time deferred tax benefit, was 24.7% for 2004 compared to 23.4% in 2003. The increase in the effective tax rate can be attributed to an increase in statutory rates as well as a higher proportion of income being earned in higher tax jurisdictions.
     Net income improved by 44.6% to $14.9 million for 2004, compared to $10.3 million in 2003. This resulted in basic and diluted earnings per share of $1.22 and $1.17 for 2004, compared to $1.07 and $1.01 in 2003. The weighted average number of shares for 2004 was 12.3 million basic and 12.7 million diluted compared to 9.7 million basic and 10.3 million diluted shares in 2003. The weighted average number of shares for 2004 includes the Company’s 2.3 million share equity offering in the fourth quarter of 2003, and dilution resulting from a majority of outstanding stock options in the money in 2004.
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
     Despite the 14.4% improvement in income from operations, the 2004 LTL segment operating ratio of 94.2% was only slightly better than the 94.3% recorded in 2003. The aforementioned CN Railway strike in the first quarter of 2004, as well as railway capacity and railway operating challenges that persisted through the balance of 2004, caused expenses in the national line of business to rise. This resulted in an increase in linehaul expenses and dock wages as a percentage of revenue compared to same period in 2003.
Logistics
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
     The Company’s business is sensitive to general economic conditions and seasonal fluctuations, although these factors are mitigated somewhat by the variable nature of many of the Company’s costs. Recessionary economic cycles and downturns in customer business cycles, as well as downturns in the principal regional economies where the Company’s operations are located may affect results of operations. In the trucking industry for a typical year, the second and third quarters usually have the highest business levels, while the first and fourth quarters generally have the lowest business levels. The fourth quarter holiday season and adverse weather conditions, generally experienced in the first quarter of the year, such as heavy snow and ice storms, have a negative impact on operating results. Accordingly, revenue and profitability are generally lowest in the first and fourth quarters.
     Vitran is dependent on a major railroad for its national LTL service in Canada. Any reduction in service by the railroad is likely to increase costs for the Company and reduce the reliability, timeliness and overall attractiveness of rail-based services. For example, the railroad capacity issues that manifested in 2004 and improved moderately in 2005 impacted the results of operations of the Company’s LTL segment.
     The Company’s exposure to credit risk is not significant as it is not dependent on any particular industry or customer. The Company’s single largest customer accounted for 2.6% of revenue in 2005.
     Labor represents Vitran’s most significant cost and key to service quality. The Company has a history of positive labor relations that will continue to be important to future success. The two unionized terminals in Canada, representing 4.6% of the Company’s labor force, are represented by the International Brotherhood of Teamsters and the Canadian Autoworkers Association. The collective bargaining agreements between the Company and its unionized employees expire on March 31, 2008 and on September 30, 2008, respectively.
     The Company is dependent on its ability to hire and retain qualified drivers including owner operators. The ground transportation industry as a whole has experienced an imbalance in the number of qualified drivers for approximately the last five years. The shortage has not affected the Company in 2005, but should an imbalance in the number of qualified drivers persist, Vitran may adjust its compensation package or operate with fewer drivers, all of which could impact profitability. Furthermore, the Company is dependent on certain key management personnel for the successful operation of the business. Loss of key personnel could harm Vitran’s operations and financial condition.
     The Company has exposure to foreign currency risk as fluctuations in the U.S. dollar against the Canadian dollar can impact the financial results of the Company. Management has designated the Company’s $11.4 million of U.S. dollar denominated long-term debt as a hedge to the foreign currency exposure generated by the Company’s U.S. operations. The Company’s Canadian operations realize foreign exchange gains and losses on the U.S. dollar revenue generated against expenses denominated in Canadian dollars. Furthermore, the Company reports its results in U.S. dollars thereby exposing the results of the Company’s Canadian operations to foreign currency fluctuations.
     While diesel fuel expenses represent an important cost component to Vitran, the extensive use of owner operators and the ability to share significant fuel increases with customers in the form of a fuel surcharge reduces this risk.
     The Company is subject to numerous laws and regulation by the DOT, Environmental Protection Agency (“EPA”), and various other federal, state, provincial and municipal authorities. New or more comprehensive laws and regulation including but not limited to fuel emission, driver hours-of-service, taxation or other mandated regulation could impact profitability.
     Measures taken by the U.S. and Canadian governments to strengthen border security regulations could impact service levels. Vitran’s cross-border activity represented approximately 5.3% of the LTL segment revenue in 2005 and the Company has responded to the new requirements to ensure compliance and safety without jeopardizing the quality of service.
     The Company is exposed to interest rate risk at December 31, 2005 as the entire debt portfolio bears interest at floating rates. In the past, management has used fixed interest rate instruments to mitigate the exposure to fluctuations in interest rates and on an ongoing basis continues to evaluate the Company’s need to fix interest rates.
     The Company operates a highly capital intensive business. Vitran depends on operating leases, lines of credit, secured equipment financing and cash flow from operations to finance the purchase of tractors, trailing fleet, information technology hardware and terminals.
LIQUIDITY AND CAPITAL RESOURCES
     Cash flow from operations before working capital changes for the year increased to $29.2 million in 2005 compared to $21.6 million in 2004 due primarily to the increase in net income. Non-cash working capital changes consumed $2.0 million primarily due to an increase in accounts receivable attributable to higher revenue in 2005. The increase was, however, mitigated by improved collections that resulted in 37.9 days sales outstanding for 2005 compared to 39.7 days for 2004.
     Interest-bearing debt was $14.4 million at the end of 2005 consisting of $11.4 million of term debt, capital lease of $0.1 million and $2.9 million drawn under the revolving credit facility. At the end of 2004 interest-bearing debt consisted of $14.4 million of term debt and a capital lease of $0.1 million. During the year, the Company repaid $3.0 million of term debt in accordance with its scheduled commitments. At December 31, 2005, the Company had available $26.8 million of unused credit facilities, net of outstanding letters of credit.
     On May 31, 2005 the Company acquired CTL for an aggregate purchase price of $31.0 million, comprised of $26.5 million of cash, common shares valued at $2.8 million and an additional $1.7 million of cash payable in April 2006. The cash portion of this acquisition was financed from the proceeds raised in December 2003 when the Company issued and sold, in an underwritten public offering, 2,300,000 common shares in consideration for net proceeds of $29.4 million.

     Capital expenditures amounted to $22.9 million for 2005 and were funded out of operating cash flows of the Company. The majority of capital expenditures in 2005 were for the acquisition of land for the construction of a new Toronto service centre, information technology upgrades and rolling stock. The table below sets forth the Company’s capital expenditures for the years ended December 31, 2005, 2004 and 2003.

(in thousands of dollars)	Year ended December 31,
	2005	2004	2003

Real estate and buildings	$7,632	$346	$359
Tractors	2,793	1,275	520
Trailing fleet	10,969	3,339	4,488
Information technology	938	626	896
Leasehold improvements	277	143	77
Other equipment	254	513	555

Total	$22,863	$6,242	$6,895

     Management estimates that cash capital expenditures, excluding real estate additions for 2006, will be between $15.0 million and $17.0 million. Real estate additions, the majority of which will be for the construction of the new Toronto service centre, will be between $11.0 million and $18.0 million. The Company also anticipates entering into operating leases to fund the acquisition of equipment with a capital cost of between $2.0 million and $5.0 million. The Company expects to finance its capital requirements with cash flow from operations, and if required, its $26.8 million of unused credit facilities.
     The Company has contractual obligations that include long-term debt consisting of a term debt facility, revolving credit facility, capital leases for operating equipment in the Logistics segment and off-balance sheet operating leases primarily consisting of tractor, trailing fleet and real estate leases. Operating leases form an integral part of the Company’s financial structure and operating methodology as they provide an alternative cost effective and flexible form of financing. The following table summarizes our significant contractual obligations and commercial commitments as of December 31, 2005:

(in thousands of dollars)			Payments due by period

	Total	2006	2007 & 2008	2009 & 2010	Thereafter

Contractual Obligations
Long-term debt (LIBOR 5.45%)	$11,435	$5,813	$5,622	$ Nil	$ Nil
Revolving credit facility (CDN BA 4.65%)	2,923	Nil	2,923	Nil	Nil
Capital lease obligations	75	33	42	Nil	Nil

Sub-total	14,433	5,846	8,587	Nil	Nil
Off-balance sheet commitments
Operating leases	40,239	13,722	17,435	6,381	2,701

Total contractual obligations	$54,672	$19,568	$26,022	$6,381	$2,701

     In addition to the above noted contractual obligations, the Company, as at December 31, 2005, utilized the revolving credit facility for standby letters of credit of $5.3 million. The letters of credit are used as collateral for self-insured retention of insurance claims.
     A significant decrease in demand for our services could limit the Company’s ability to generate cash flow and affect its profitability. The Company’s credit agreement contains certain financial maintenance tests that require the Company to achieve stated levels of financial performance, which, if not achieved, could cause an acceleration of the payment schedules. Management does not anticipate a significant decline in business levels or financial performance and expects that existing working capital, together with available revolving facilities, is sufficient to fund operating and capital requirements in 2006 as well as service the contractual obligations.

OUTLOOK
     Fiscal 2005 was another successful year for the Company. CTL was acquired on May 31, 2005 from the proceeds raised in the December 2003 public offering. CTL expanded Vitran’s LTL coverage area into Texas, Kansas, Oklahoma, and Denver. The LTL segment achieved a double digit transborder growth rate and both the Canadian LTL and U.S. LTL business units expanded revenue and yield. Although intermodal capacity issues persisted in 2005, due to ongoing initiatives of LTL management the issues were not as severe as in 2004. However, despite management efforts, the U.S. LTL business unit did not reduce its claims costs to the desired levels in 2005. The Logistics and Truckload segments posted improvements in 2005 compared to 2004 by increasing their customer base and leveraging margins with existing customers.
     For 2006, Vitran’s objective is still to acquire or develop its LTL operation into new regional markets. Management will continue to evaluate LTL expansion opportunities with a view to ensuring the appropriate fit to its existing LTL network. At December 31, 2005, the Company had $14.6 million of cash and $26.8 million of unused credit facilities.
     Management intends to continue its focus on the LTL transborder business with a view to maintaining above average year-over-year revenue growth. The Canadian LTL business unit will endeavor to improve third party linehaul efficiency activities and commence building the new Toronto service centre. The U.S. LTL business unit plans to execute a sales strategy that will increase inter-regional growth at above average rates between the midwestern and southwestern regions. Furthermore, focus will be on linehaul efficiency and dock operations with the objective of reducing claims expense in 2006.
     With the acquisition of SWE on January 3, 2006, management intends to focus on building the western regional LTL sales density as well as upgrading SWE’s information systems in order to provide the infrastructure to support inter-regional growth initiatives.
     The Logistics segment will continue to concentrate on gaining new profitable business that also utilizes the services of the Company’s LTL infrastructure. Vitran management expects continued tightness in the 2006 Truckload driver market; therefore, the Truckload segment will focus on driver retention and margin expansion.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
     The Company prepares its financial statements in accordance with generally accepted accounting principles (“GAAP”) in Canada together with a reconciliation to United States GAAP, as disclosed in Note 16 to the Consolidated Financial Statements.
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Significant accounting policies and methods used in preparation of the financial statements are described in Note 1 to the Consolidated Financial Statements. The Company evaluates its estimates and assumptions on a regular basis, based on historical experience and other relevant factors. Significant estimates are used in determining, but not limited to, the allowance for doubtful accounts, claims and insurance accruals and the fair value of reporting units for purposes of goodwill impairment tests. Actual results could differ materially from those estimates and assumptions.
Revenue Recognition
     The Company’s LTL and Truckload business units and Freight Brokerage operations recognize revenue upon the delivery of the related freight and direct shipment costs as incurred. Revenue for the Logistics operations is recognized as the management services are provided.
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
Claims and Insurance Accruals
     Claims and insurance accruals reflect the estimated ultimate total cost of claims, including amounts for claims incurred but not reported, for cargo loss and damage, bodily injury and property damage, workers’ compensation, long-term disability and group health. In Canada the Company has $43,000 (Cdn$50,000) and in the United States between $25,000 and $350,000 self-insurance retention (“SIR”) per incident for auto liability, casualty and cargo claims. In the United States the Company has an SIR of $5,000 to $350,000 per incident for workers’ compensation and $250,000 per incident for employee medical. In establishing these accrued expenses, management evaluates and monitors each claim individually, and uses factors such as historical experience, known trends and third party estimates to determine the appropriate reserves for potential liability. Changes in severity of previously reported claims, significant changes in the medical costs and legislative changes affecting the administration of the plans could significantly impact the determination of appropriate reserves in future periods.
Goodwill and Intangible Assets
     The Company performs its goodwill impairment test annually, and more frequently if events or changes in circumstances indicate that an impairment loss may have occurred. Impairment is tested at the reporting unit level by comparing the reporting unit’s carrying amount to its implied fair value. The methodology used to measure fair value is the discounted cash flow method. The discounted cash flow method requires certain assumptions for growth in earnings before interest, taxes and depreciation, future tax rates, capital re-investment, fair value of the assets and liabilities, and discount rate. The discount rate is based on the Company’s estimated weighted average cost of capital. Actual recovery of goodwill could differ from these assumptions based on market conditions and other factors. In the event goodwill is determined to be impaired a charge to earnings would be required. As at September 30, 2005, Vitran completed its annual goodwill impairment test and concluded that there was no impairment.
     The Company, for the acquisition in 2005, allocated purchase price to intangible assets based on management’s estimates supported by independent appraisals.
Capital Assets
     Capital assets are recorded at cost and depreciated on a straight-line basis over their estimated useful lives. Management establishes appropriate useful lives for all capital assets and continuously evaluates and updates these when circumstances warrant. Actual carrying value of assets could differ based on different assumptions, estimates or other factors.
CHANGES IN ACCOUNTING POLICY
     The CICA Accounting Standards Board has issued the following new accounting standards that the Company will adopt effective January 1, 2007. The impact of these new standards on the Consolidated Financial Statements is not yet determinable as it will be dependent on the outstanding positions at the time of transition.
Comprehensive Income
     This section establishes standards for the reporting and disclosure of comprehensive income and accumulated other comprehensive income. The Company reports and displays comprehensive income for U.S. GAAP purposes in Note 16 to the Consolidated Financial Statements.

Equity
     This section establishes standards for the presentation of equity and changes in equity during the period. There will be a requirement to present separately each of the changes in equity during the period.
Financial Instruments — Recognition and Measurements
     This section establishes standards for classifying, recognizing and measuring financial assets, financial liabilities and non-financial derivatives. Specifically, all financial asset instruments will be classified as one of the following: Held-to-maturity, Loan and Receivables, Held-for-trading or Available-for-sale.
Hedging
     This section establishes standards for when and how hedge accounting may be applied. The standard specifies criteria under which hedge accounting can be applied and how hedge accounting can be executed for each of the permitted hedging strategies: fair value hedges, cash flow hedges and hedges of foreign currency exposure of a net investment in a self-sustaining foreign operation.
RELATED PARTIES
     In 2003, the Company leased a terminal from a former director at market rates. Lease expense for this terminal amounted to $76,800 in 2003.
ITEM 7a—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
INTEREST RATE SENSITIVITY
     The Company is exposed to the impact of interest rate changes. The Company’s exposure to changes in interest rates is limited to borrowings under the term bank facility and revolving credit facility that have variable interest rates tied to the LIBOR rate and Canadian BA rate, respectively. The term bank credit facility of $11.4 million had a weighted average annual interest rate on borrowings of 4.61% in 2005. We estimate that the fair value of the term credit facility and revolving credit facility approximates the carrying value.

(in thousands of dollars)		Payments due by period
	Total	2006	2007 & 2008	2009 & 2010		Thereafter

Long-term debt
Variable Rate
Term bank facility	$11,435	$5,813	$5,622	$	Nil	$	Nil
Average interest rate (LIBOR)	5.45%	5.45%	5.45%
Revolving bank facility	2,923	Nil	2,923	Nil		Nil
Average interest rate (Cdn BA)	4.65%		4.65%
Fixed Rate
Capital lease obligation	75	33	42	Nil		Nil
Average interest rate	6.79%	6.79%	6.79%

Total	$14,433	$5,846	$8,587	$	Nil	$	Nil

     The Company is exposed to foreign currency risk as fluctuations in the United States dollar against the Canadian dollar can impact the financial results of the Company. The Company’s Canadian operations realize foreign currency exchange gains and losses on the United States dollar denominated revenue generated against Canadian dollar denominated expenses. Furthermore, the Company reports its results in United States dollars thereby exposing the results of the Company’s Canadian operations to foreign currency fluctuations. In addition, the Company’s United States dollar debt of $11.4 million is designated as a hedge of the investment in the United States’ self-sustaining foreign operations.
     In addition to the information disclosed above, further information required by Item 7A of Form 10-K appears in Item 7 of this Annual Report on Form 10-K under the headings “Liquidity and Capital Resources” and “General Risks and Uncertainties”.

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Consolidated Balance Sheets as at December 31, 2005, and 2004 and the Consolidated Statements of Income, Retained Earnings and Cash Flow for the years ended December 31, 2005, 2004, and 2003, reported on by KPMG LLP, Chartered Accountants.
     These statements are prepared in accordance with GAAP in Canada and in the United States. A reconciliation of the differences between Canadian and United States GAAP is included on Note 16 to the Consolidated Financial Statements.
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
     The Board of Directors is responsible for ensuring that management fulfills its responsibility for financial reporting and is ultimately responsible for reviewing and approving the Consolidated Financial Statements. The Board appoints the Audit Committee, comprised of non-management directors, which meets with management and KPMG LLP, the external auditors, at least once a year to review, among other things, accounting policies, annual financial statements, the result of the external audit examination, and the management discussion and analysis included in the Annual Report on Form 10-K. The Audit Committee reports its finding to the Board of Directors so that the Board may properly approve the financial statements. Additional commentary on corporate governance appears in the Company’s proxy statement for the 2006 Annual Meeting of its Shareholders, reference to which is hereby made, and the information therein is incorporated herein by reference.

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
AUDITORS’ REPORT TO THE SHAREHOLDERS
We have audited the consolidated balance sheets of Vitran Corporation Inc. as at December 31, 2005 and 2004 and the consolidated statements of income, retained earnings and cash flows for each of the years in the three-year period ended December 31, 2005. Our audit also included the financial statement schedule listed in the Index under Part IV, Item 15(a)2. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, these consolidated financial statements and the financial statement schedule referred to above present fairly, in all material respects, the financial position of the Company as at December 31, 2005 and 2004 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2005 in accordance with Canadian generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Vitran Corporation Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 8, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.
/s/ KPMG llp
Toronto, Canada
February 8, 2006

CONSOLIDATED BALANCE SHEETS
(Amounts in thousands of United States dollars)
December 31, 2005 and 2004

	2005	2004

Assets

Current assets:
Cash and cash equivalents	$14,592	$7,375
Marketable securities (note 3)	—	33,087
Accounts receivable	46,587	40,124
Inventory, deposits and prepaid expenses	8,396	5,924
Future income taxes (note 7)	1,442	3,667

	71,017	90,177

Capital assets (note 4)	66,807	37,563
Intangible assets (note 5)	2,456	—
Goodwill	61,448	45,304

	$201,728	$173,044

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable and accrued liabilities	$41,362	$33,377
Income and other taxes payable	1,124	2,399
Current portion of long-term debt (note 6)	5,845	3,030

	48,331	38,806

Long-term debt (note 6)	8,588	11,507
Future income taxes (note 7)	5,007	3,546

Shareholders’ equity:
Common shares, no par value, unlimited authorized, 12,647,636 and 12,419,678 issued and outstanding in 2005 and 2004, respectively (note 8)	63,604	60,798
Contributed surplus	956	323
Retained earnings	72,310	54,972
Cumulative translation adjustment (note 9)	2,932	3,092

	139,802	119,185

	$201,728	$173,044

Lease commitments (note 12)
Contingent liabilities (note 14)

On behalf of the Board:

/s/ RICHARD D. McGRAW	/s/ JOHN R. GOSSLING

Chairman	Director
See accompanying notes to consolidated financial statements.

Consolidated Statements of Income
(Amounts in thousands of United States dollars, except per share amounts)
Years ended December 31, 2005, 2004 and 2003

	2005	2004	2003

Revenue	$428,192	$374,595	$331,826

Operating expenses	357,960	319,295	282,016
Selling, general and administration expenses	37,881	31,263	29,366
Other expenses (income)	(41)	(146)	136

	395,800	350,412	311,518

Income from operations before depreciation and amortization	32,392	24,183	20,308

Depreciation and amortization	6,965	5,206	5,494

Income from operations before the undernoted	25,427	18,977	14,814

Interest on long-term debt	(771)	(718)	(1,346)
Interest income	473	667	26

	(298)	(51)	(1,320)

Income from operations before income taxes	25,129	18,926	13,494

Income taxes (recovery) (note 7):
Current	3,506	2,717	3,450
Future	3,685	1,266	(292)

	7,191	3,983	3,158

Net income	$17,938	$14,943	$10,336

Earnings per share:
Basic — net income	$1.43	$1.22	$1.07
Diluted — net income	1.40	1.17	1.01

Weighted average number of shares:
Weighted average number of shares outstanding	12,516,265	12,285,400	9,684,901
Potential exercise of options	332,095	455,077	578,310

Diluted shares	12,848,360	12,740,477	10,263,211

Diluted earnings per share exclude the effect of 383,000 options in 2005 (2004 – 315,000; 2003 – nil).
See accompanying notes to consolidated financial statements.

Consolidated Statements of Contributed Surplus
(Amounts in thousands of United States dollars, except per share amounts)
Years ended December 31, 2005 and 2004
Consolidated Statements of Contributed Surplus (Amounts in thousands of United States dollars, except per share amounts)
Years ended December 31, 2005 and 2004

	2005	2004

Contributed surplus, beginning of year	$323	$—

Stock-based compensation on employee options	654	323

Exercise of employee stock options	(21)	—

Contributed surplus, end of year	$956	$323

Consolidated Statements of Retained Earnings
(Amounts in thousands of United States dollars, except per share amounts)
Years ended December 31, 2005, 2004 and 2003

	2005	2004	2003

Retained earnings, beginning of year	$54,972	$40,029	$30,044

Net income	17,938	14,943	10,336

Cost of repurchase of common shares in excess of book value	(600)	—	(351)

Retained earnings, end of year	$72,310	$54,972	$40,029

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows
(Amounts in thousands of United States dollars)
Years ended December 31, 2005, 2004 and 2003

	2005	2004	2003

Cash provided by (used in):

Operations:
Net income	$17,938	$14,943	$10,336
Items not involving cash from operations:
Depreciation and amortization	6,965	5,206	5,494
Future income taxes	3,685	1,266	(292)
Loss (gain) on sale of capital assets	(41)	(146)	136
Foreign exchange gains	—	—	(264)
Stock-based compensation expense	654	323	—

	29,201	21,592	15,410
Change in non-cash working capital components	(2,034)	(6,839)	3,339

	27,167	14,753	18,749

Investments:
Purchase of capital assets	(22,863)	(6,242)	(6,895)
Proceeds on sale of capital assets	97	248	423
Acquisition of subsidiary	(28,192)	—	—
Marketable securities	31,974	(3,981)	(26,996)

	(18,984)	(9,975)	(33,468)

Financing:
Change in revolving credit facility	2,947	—	—
Repayment of long-term debt	(3,030)	(11,716)	(11,396)
Issue of common shares upon exercise of stock options	282	1,440	1,607
Issue of common shares in public offering	—	—	29,385
Repurchase of common shares	(921)	—	(644)

	(722)	(10,276)	18,952

Effect of translation adjustment on cash	(244)	456	182

Increase (decrease) in cash and cash equivalents	7,217	(5,042)	4,415

Cash and cash equivalents, beginning of year	7,375	12,417	8,002

Cash and cash equivalents, end of year	$14,592	$7,375	$12,417

Change in non-cash working capital components:
Accounts receivable	$(3,419)	$(4,439)	$(6,053)
Inventory, deposits and prepaid expenses	(1,963)	(77)	348
Income and other taxes recoverable/payable	(1,275)	(1,608)	2,266
Accounts payable and accrued liabilities	4,623	(715)	6,778

	$(2,034)	$(6,839)	$3,339

Supplemental cash flow information:
Interest paid	$769	$722	$1,552
Income taxes paid	5,063	4,608	2,617

Non-cash transactions:
Issuance of common shares to seller in acquisition	$2,800	$—	$—

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements
(In thousands of United States dollars, except per share amounts where noted)
Years ended December 31, 2005, 2004 and 2003
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

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated on consolidation.

All amounts in these consolidated financial statements are expressed in United States dollars, unless otherwise stated.

(c)	Foreign currency translation:

A majority of the Company’s shareholders, customers and industry analysts are located in the United States. Accordingly, the Company has adopted the United States dollar as its reporting currency.

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

For reporting purposes, the Canadian operations are translated into United States dollars using the current rate method. Under this method, all assets and liabilities are translated at the year-end rate of exchange and all revenue and expense items are translated at the average rate of exchange for the year. The resulting translation adjustment is recorded as a separate component of shareholders’ equity. United States dollar debt of $11.4 million (2004 – $14.4 million) is designated as a hedge of the investment in the United States’ self-sustaining foreign operations

Notes to Consolidated Financial Statements (continued)
(In thousands of United States dollars, except per share amounts where noted)
Years ended December 31, 2005, 2004 and 2003
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

The Company’s less-than-truckload, truckload business units and freight brokerage operations recognize revenue upon the delivery of the related freight and direct shipment costs as incurred. Revenue for the logistics operations is recognized as the management services are provided.

(e)	Cash and cash equivalents:

Cash and cash equivalents include cash on account and short-term investments with maturities of three months or less at the date of purchase and are stated at cost, which approximates market value.

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

Capital assets are recorded at cost. Depreciation of capital assets is provided on a straight-line basis from the date assets are put in service over their estimated useful lives as follows:

Buildings	20–31.5 years
Leasehold interests and improvements	Over term of lease
Vehicles:
Trailers and containers	12 years
Trucks	8 years
Machinery and equipment	5–10 years

Notes to Consolidated Financial Statements (continued)
(In thousands of United States dollars, except per share amounts where noted)
Years ended December 31, 2005, 2004 and 2003
1.	Significant accounting policies (continued):
Tires purchased as part of a vehicle are capitalized as a cost to the vehicle. Replacement tires are expensed when placed in service.

(i)	Goodwill and intangible assets:

As at September 30, 2005 and September 30, 2004, the Company completed its annual goodwill impairment test and concluded there was no impairment. The change in goodwill is attributable to translating the Canadian dollar-denominated goodwill to the United States dollar reporting currency and due to the acquisition of a subsidiary (note 2).

Intangible assets consist of not-to-compete covenants and customer relationships and are amortized on a straight-line basis over their expected lives ranging from five to eight years.

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

Notes to Consolidated Financial Statements (continued)
(In thousands of United States dollars, except per share amounts where noted)
Years ended December 31, 2005, 2004 and 2003
1.	Significant accounting policies (continued):
compensation cost is measured at fair value at the date of grant and is expensed over the award’s vesting period and forfeitures are accounted for as they occur. In accordance with a transitional option permitted under amended CICA Handbook Section 3870, the Company has prospectively applied the fair value-based method to all stock options granted on or after January 1, 2003. Note 8(d) provides supplemental disclosure for the Company’s stock options.

(l)	Advertising costs:

Advertising costs are expensed as incurred. Advertising costs amounted to $538 in 2005 (2004 –$526; 2003 – $501).

(m)	Impairment of long-lived assets:

An impairment is recognized when the carrying amount of a long-lived asset to be held and used exceeds the sum of undiscounted cash flows expected from its use and disposal and is measured as the amount by which the carrying amount of assets exceeds its fair value. A long-lived asset should be tested when events or circumstances indicate that its carrying amount may not be recoverable. During 2004 and 2005, the Company has not identified any indicators that would require testing for impairment.

(n)	Claims and insurance accruals:

Claims and insurance accruals reflect the estimated total cost of claims, including amounts for claims incurred but not reported, for cargo loss and damage, bodily injury and property damage, workers’ compensation, long-term disability and group health. In Canada and the United States, the Company has self-insurance retention amounts per incident for auto liability, casualty and cargo claims. In the United States, the Company has self-insurance retention amounts per incident for workers’ compensation and employee medical. In establishing these accruals, management evaluates and monitors each claim individually and uses factors such as historical experience, known trends and third party estimates to determine the appropriate reserves for potential liability.

(o)	Deferred share units:

During the year the Company adopted a deferred share unit plan (“DSU”) for all directors. Under this plan all directors receive units at the end of each quarter based on the market price of common shares equivalent to Cdn $2,500. The Company records compensation expense and the corresponding liability each period initially for Cdn $2,500 and subsequently based on changes in the market price of common shares.

Notes to Consolidated Financial Statements (continued)
(In thousands of United States dollars, except per share amounts where noted)
Years ended December 31, 2005, 2004 and 2003
1.	Significant accounting policies (continued):
(p)	Use of estimates:

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the year. Actual results could differ from those estimates.
2.	Acquisition:

On May 31, 2005, the Company acquired 100% of the outstanding shares of R.A. Christopher, Inc. and Kansas Motor Freight Corporation collectively operating as Chris Truck Line (“CTL”). CTL is a Kansas-based regional less-than-truckload carrier operating in 11 states in the midwestern and southwestern United States. The results of operations of CTL are included in the consolidated results of the Company commencing June 1, 2005.

The aggregate purchase price was $31.0 million, comprised of $26.5 million of cash and 202,458 common shares valued at $2.8 million. During the third quarter, Vitran executed a joint election with the seller to structure the transaction as an asset sale for tax purposes, and an additional $1.7 million of cash will be payable in April 2006. The cash portion of the transaction was financed from existing cash and marketable securities balances. The total amount of goodwill is expected to be deductible for tax purposes.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of the acquisition, as based on independent appraisals and management estimates:

Current assets	$3,557
Capital assets	12,375
Identifiable intangible assets:
Covenant not-to-compete (5-year useful life)	240
Customer relationships (8-year useful life)	2,300
Goodwill	15,885

34,357
Current liabilities	3,362

Total purchase price	$30,995

Notes to Consolidated Financial Statements (continued)
(In thousands of United States dollars, except per share amounts where noted)
Years ended December 31, 2005, 2004 and 2003
2.	Acquisition (continued):

The following pro forma financial information reflects the results of operations of Vitran as if the acquisition of CTL had taken place on January 1, 2004. The pro forma financial information is not necessarily indicative of the results as it would have been if the acquisition had been effected on the assumed date and is not necessarily indicative of future results:

	2005	2004

Pro forma revenue	$440,379	$401,075
Pro forma net income	19,080	17,188
Pro forma diluted earnings per share	1.48	1.33
3.	Marketable securities:

The marketable securities are invested in highly rated treasury bills, investment grade notes and investment grade commercial paper. A portion of the securities is invested in highly rated preferred shares. The market value of all securities approximates the cost.

4.	Capital assets:

	2005	2004

Land	$15,904	$6,341
Buildings	27,317	24,749
Leasehold interests and improvements	1,856	1,558
Vehicles	48,703	28,078
Machinery and equipment	19,803	16,447

	113,583	77,173

Less accumulated depreciation	46,776	39,610

	$66,807	$37,563

Interest costs of $63 attributable to the construction of a new facility in Toronto have been capitalized at December 31, 2005 (2004 – nil).

Notes to Consolidated Financial Statements (continued)
(In thousands of United States dollars, except per share amounts where noted)
Years ended December 31, 2005, 2004 and 2003
5.	Intangible assets:

	2005	2004

Customer relationships	$2,300	$—
Covenants not-to-compete	240	—

	2,540	—

Less accumulated amortization	84	—

	$2,456	$—

Amortization expense will be $335 for the years 2006 to 2009; $324 in 2010; and the remaining $792 will be expensed thereafter.

6.	Long-term debt:

	2005	2004

Term bank credit facility (a)	$11,435	$14,434
Revolving credit facility (b)	2,923	—
Capital lease (c)	75	103

	14,433	14,537

Less current portion	5,845	3,030

	$8,588	$11,507

(a)	The term bank credit facility is secured by accounts receivable and general security agreements of the Company and of all its subsidiaries.

During 2005, the Company repaid $3.0 million of borrowings. At December 31, 2005, $11.4 million (2004 – $14.4 million), bearing interest at 5.45% (2004 – 3.49%), was drawn under this facility. The agreement requires approximately 51% of the total principal to be repaid in 2006, and additional quarterly instalments to September 30, 2007. The provisions of the term facility impose certain financial maintenance tests.

(b)	The Company has a revolving credit facility of up to $35 million, maturing September 30, 2007. At December 31, 2005, $2.9 million, bearing interest at 4.65%, was drawn as cash under this facility. At December 31, 2005, the Company had $26.8 million unused in the credit facility, net of cash drawn and outstanding letters of credit of $5.3 million.

(c)	The Company has financed certain equipment by entering into a capital leasing arrangement expiring in 2007. The capital lease bears interest at approximately 6.79%.

Notes to Consolidated Financial Statements (continued)
(In thousands of United States dollars, except per share amounts where noted)
Years ended December 31, 2005, 2004 and 2003
6.	Long-term debt (continued):

At December 31, 2005, the required future principal repayments on all long-term debt and capital lease are as follows:

Year ending December 31:

2006	$5,845
2007	8,588

$14,433

7.	Income taxes:

Income tax expense differs from the amount which would be obtained by applying statutory federal, state and provincial income tax rates to the respective year’s income from operations before income taxes as follows:

	2005	2004	2003

Effective statutory federal, state and provincial income tax rate	36.12%	36.12%	35.37%

Effective tax expense on income before income taxes	$9,077	$6,836	$4,773

Increase (decrease) results from:
Valuation allowance	—	(693)	—
Non-deductible stock-based compensation expense	237	114	—
Non-taxable foreign exchange gain	—	—	(104)
Income taxed at different rates in foreign jurisdictions	(1,888)	(1,930)	(1,852)
Other	(235)	(344)	341

Actual income tax expense	$7,191	$3,983	$3,158

Notes to Consolidated Financial Statements (continued)
(In thousands of United States dollars, except per share amounts where noted)
Years ended December 31, 2005, 2004 and 2003
7.	Income taxes (continued):

Income tax expense:

	2005	2004	2003

Current income tax expense:

Canada:
Federal	$1,053	$976	$1,478
Provincial	625	585	723
United States:
Federal	1,339	777	943
State	208	121	147
Other	281	258	159

	3,506	2,717	3,450
Future income tax expense:

Canada:
Federal	1,280	16	(181)
Provincial	760	10	(88)
United States:
Federal	1,424	1,073	(20)
State	221	167	(3)

	3,685	1,266	(292)

	$7,191	$3,983	$3,158

Notes to Consolidated Financial Statements (continued)
(In thousands of United States dollars, except per share amounts where noted)
Years ended December 31, 2005, 2004 and 2003
7.	Income taxes (continued):

A summary of the principal components of future income tax assets and liabilities is as follows:

	2005	2004

Current future income tax assets:
Losses carried forward	$—	$1,655
Allowance for doubtful accounts	314	277
Insurance reserves	946	1,372
Financing costs	182	363

	1,442	3,667

Current future income tax liabilities	—	—

	$1,442	$3,667

Non-current future income tax assets:
Losses carried forward	$—	$304
Financing costs	207	177

	207	481
Non-current future income tax liabilities:
Capital assets	(2,020)	(1,371)
Goodwill	(3,156)	(2,249)
Other	(38)	(407)

	(5,214)	(4,027)

	$(5,007)	$(3,546)

8.	Common shares:
(a)	Authorized:

The Company’s capital stock consists of an unlimited number of common shares.

(b)	Issued:

Common shares

	2005		2004

	Number	Amount	Number	Amount

Balance, beginning of year	12,419,678	$60,798	12,094,278	$59,358
Shares repurchased for cancellation	(59,800)	(297)	—	—
Shares issued upon exercise of employees stock options	85,300	303	325,400	1,440
Shares issued upon acquisition of Subsidiary	202,458	2,800

Balance, end of year	12,647,636	$63,604	12,419,678	$60,798

Notes to Consolidated Financial Statements (continued)
(In thousands of United States dollars, except per share amounts where noted)
Years ended December 31, 2005, 2004 and 2003
8.	Common shares (continued):
(c)	Normal course issuer bid:

The Company purchased 59,800 common shares for cancellation during 2005 (2004 — nil) under a normal course issuer bid. The cost of the repurchase in excess of the book value of the shares in 2005 was $600 (2004 — nil).

(d)	Stock options:

The Company provides a stock option plan to key employees, officers and directors to encourage executives to acquire a meaningful equity ownership interest in the Company over a period of time and, as a result, reinforce executives’ attention on the long-term interest of the Company and its shareholders. Under the plan, options to purchase common shares of the Company may be granted to key employees, officers and directors of the Company and its affiliates by the Board of Directors or by the Company’s Compensation Committee. There are 777,500 options authorized under the plan. The term of each option is 10 years and the vesting period is five years. The exercise price for options is the trading price of the common shares of the Company on the Toronto Stock Exchange on the day of the grant.

The following table outlines the impact if the compensation cost for the Company’s stock options granted from January 1, 2002 through to December 31, 2002 were determined under the fair value-based method. The Company has applied the pro forma disclosure provisions of the standard to these awards. The pro forma effect of awards granted prior to January 1, 2002 has not been included.

	2005	2004	2003

Options granted	78,000	355,000	—

Net income, as reported	$17,938	$14,943	$10,336
Pro forma net income	17,895	14,902	10,298
Pro forma earnings per share — basic	1.43	1.21	1.06
Pro forma earnings per share — diluted	1.39	1.17	1.00

Notes to Consolidated Financial Statements (continued)
(In thousands of United States dollars, except per share amounts where noted)
Years ended December 31, 2005, 2004 and 2003
8.	Common shares (continued):

The weighted average estimated fair value at the date of the grant for the options granted during 2005 was $7.58 (2004 — $8.96; 2003 — nil) per share.

The fair value of each option granted was estimated on the date of grant using the Black-Scholes fair value option pricing model with the following assumptions:

	2005	2004

Risk-free interest rate	3.88%–4.24%	4.8%
Dividend yield	—	—
Volatility factor of the future expected market price of the Company’s common shares	33.84–34.39%	34.8–36.0%
Expected life of the options	8 years	10 years
Details of stock options are as follows:

	2005		2004
		Weighted		Weighted
		average		average
		exercise		exercise
	Shares	price	Shares	price

Outstanding, beginning of year	796,800	$8.44	825,600	$3.73
Granted	78,000	16.01	355,000	15.84
Forfeited	(12,000)	11.90	(58,400)	11.47
Exercised	(85,300)	3.31	(325,400)	3.96

Outstanding, end of year	777,500	9.71	796,800	8.44

Exercisable, end of year	399,700	$5.78	385,900	$3.90

Notes to Consolidated Financial Statements (continued)
(In thousands of United States dollars, except per share amounts where noted)
Years ended December 31, 2005, 2004 and 2003
8.	Common shares (continued):

At December 31, 2005, the range of exercise prices, the weighted average exercise price and the weighted average remaining contractual life are as follows:

	Options outstanding			Options exercisable
		Weighted
		average	Weighted		Weighted
		remaining	average		average
Range of exercise	Number	contractual	exercise	Number	exercise
prices	outstanding	life (years)	price	exercisable	price

$2.20–$4.00	194,500	5.02	$2.49	138,700	$2.57
$4.77–$5.44	200,000	2.98	4.92	200,000	4.92
$15.23–$16.97	383,000	8.70	15.88	61,000	15.87

$2.20–$16.97	777,500	6.31	9.71	399,700	5.78

Compensation expense related to stock options was $654 for the year ended December 31, 2005 (2004 – $323; 2003 – nil).

9.	Cumulative translation adjustment:

The cumulative translation adjustment represents the unrealized translation gains and losses from the translation of the Canadian dollar functional currency to the United States dollar reporting currency.

Notes to Consolidated Financial Statements (continued)
(In thousands of United States dollars, except per share amounts where noted)
Years ended December 31, 2005, 2004 and 2003
10.	Segmented information:

The Company’s business operations are grouped into three operating segments: less-than-truckload, logistics and truckload, which provide transportation services in Canada and the United States.

Segmented information is presented below for each of the years ended December 31, 2005, 2004 and 2003:

	Less-than-				Corporate	Consolidated
Year ended December 31, 2005	truckload	Logistics	Truckload	Total	office and other	totals

Revenue	$352,693	$40,261	$35,238	$428,192	$—	$428,192
Operating, selling, general and administrative expenses	322,262	37,745	32,373	392,380	3,461	395,841
Other income	(21)	—	(20)	(41)	—	(41)

Income (loss) from operations before depreciation and amortization	30,452	2,516	2,885	35,853	(3,461)	32,392

Depreciation and amortization expense	5,958	375	577	6,910	55	6,965

Income (loss) from operations before the undernoted	$24,494	$2,141	$2,308	$28,943	$(3,516)	25,427

Interest expense, net						(298)
Income taxes						(7,191)

Net income						$17,938

Capital expenditures	$19,240	$120	$3,488	$22,848	$15	$22,863

Goodwill	$55,557	$1,126	$4,765	$61,448	$—	$61,448

Total assets	$165,173	$7,901	$14,661	$187,735	$13,993	$201,728

Notes to Consolidated Financial Statements (continued)
(In thousands of United States dollars, except per share amounts where noted)
Years ended December 31, 2005, 2004 and 2003
10. Segmented information (continued):

	Less-than-				Corporate	Consolidated
Year ended December 31, 2004	truckload	Logistics	Truckload	Total	office and other	totals

Revenue	$303,017	$35,499	$36,079	$374,595	$—	$374,595
Operating, selling, general and administrative expenses	281,109	33,500	33,748	348,357	2,201	350,558
Other expenses (income)	(150)	6	(2)	(146)	—	(146)

Income (loss) from operations before depreciation	22,058	1,993	2,333	26,384	(2,201)	24,183

Depreciation expense	4,454	325	365	5,144	62	5,206

Income (loss) from operations before the undernoted	$17,604	$1,668	$1,968	$21,240	$(2,263)	18,977

Interest expense, net						(51)
Income taxes						(3,983)

Net income						$14,943

Capital expenditures	$4,699	$721	$801	$6,221	$21	$6,242

Goodwill	$39,418	$1,121	$4,765	$45,304	$—	$45,304

Total assets	$122,209	$5,504	$12,083	$139,796	$33,248	$173,044

	Less-than-				Corporate	Consolidated
Year ended December 31, 2003	truckload	Logistics	Truckload	Total	office and other	totals

Revenue	$270,189	$28,642	$32,995	$331,826	$—	$331,826
Operating, selling, general and administrative expenses	250,047	27,289	31,843	309,179	2,203	311,382
Other expenses	54	27	55	136	—	136

Income (loss) from operations before depreciation	20,088	1,326	1,097	22,511	(2,203)	20,308

Depreciation expense	4,702	242	495	5,439	55	5,494

Income (loss) from operations before the undernoted	$15,386	$1,084	$602	$17,072	$(2,258)	14,814

Interest expense, net						(1,320)
Income taxes						(3,158)

Net income						$10,336

Capital expenditures	$5,699	$390	$794	$6,883	$12	$6,895

Notes to Consolidated Financial Statements (continued)
(In thousands of United States dollars, except per share amounts where noted)
Years ended December 31, 2005, 2004 and 2003
10.	Segmented information (continued):

Geographic information for revenue from point of origin and total assets is as follows:

	2005	2004	2003

Revenue:
Canada	$175,805	$151,485	$131,084
United States	252,387	223,110	200,742

	$428,192	$374,595	$331,826

	2005	2004

Total assets:
Canada	$57,829	$70,321
United States	143,899	102,723

	$201,728	$173,044

	2005	2004

Total long-lived assets:
Canada	$39,484	$27,526
United States	91,227	55,341

	$130,711	$82,867

11.	Financial instruments:

The fair values of cash and cash equivalents, marketable securities, accounts receivable, and accounts payable and accrued liabilities approximate the carrying values because of the short-term nature of these instruments. The fair value of the Company’s long-term debt, determined based on the future cash flows associated with each debt instrument discounted using an estimate of the Company’s current borrowing rate for similar debt instruments of comparable maturity, is approximately equal to the carrying values at December 31, 2005 and 2004.

Notes to Consolidated Financial Statements (continued)
(In thousands of United States dollars, except per share amounts where noted)
Years ended December 31, 2005, 2004 and 2003
12.	Lease commitments:

At December 31, 2005, future minimum rental payments relating to operating leases for premises and equipment are as follows:

Year ending December 31:
2006	$13,722
2007	10,139
2008	7,296
2009	4,332
2010	2,049
Thereafter	2,701

$40,239

Total rental expense under operating leases was $17.3 million for the year ended December 31, 2005 (2004 – $16.7 million; 2003 – $17.9 million).

The Company has guaranteed a portion of the residual values of certain assets under operating leases. If the market value of the assets at the end of the lease terms is less than the guaranteed residual value, the Company must, under certain circumstances, compensate the lessor for a portion of the shortfall. The maximum exposure under these guarantees is $5.1 million.

13.	Employee benefits:

The Company sponsors defined contribution plans in Canada and the United States. In Canada, the Company matches the employee’s contribution to their registered retirement savings plan up to a maximum contribution. In the United States the Company sponsors 401(k) savings plans. The Company matches a percentage of the employee’s contribution subject to a maximum contribution. The expense related to the plans was $1.6 million for the year ended December 31, 2005 (2004 – $1.5 million).

14.	Contingent liabilities:

The Company is subject to legal proceedings that arise in the ordinary course of business. In the opinion of management, the aggregate liability, if any, with respect to these actions, will not have a material adverse effect on the consolidated financial position, results of operations or cash flows. Legal costs are expensed as incurred.

15.	Subsequent events:

On January 3, 2006, the Company closed a transaction to purchase all the assets and selected liabilities of Sierra West Express Inc. (“SWE”), a private LTL carrier headquartered in Reno, Nevada. SWE adds eight new terminals to Vitran’s network in the states of Nevada, California and Arizona. The acquisition was structured as an asset purchase with an aggregate purchase price of $2.5 million, comprised of $2.3 million of cash and a contingent $0.2 million note payable to the vendor in April 2007.

Notes to Consolidated Financial Statements (continued)
(In thousands of United States dollars, except per share amounts where noted)
Years ended December 31, 2005, 2004 and 2003
16.	Canadian and United States accounting policy differences:
(a)	Consolidated reconciliation of shareholders’ equity:

United States GAAP requires the inclusion of a reconciliation of shareholders’ equity between Canadian and United States GAAP for each year a statement of income is presented. Shareholders’ equity reconciled to United States GAAP is as follows:

	Net income			Shareholders’ equity
	2005	2004	2003	2005	2004	2003

Balance, December 31, based on Canadian GAAP	$17,938	$14,943	$10,336	$139,802	$119,185	$97,955
Foreign exchange adjustment (i)	—	—	—	(858)	(858)	(858)

Balance, before other comprehensive income and accumulated other comprehensive income, December 31, based on United States GAAP	17,938	14,943	10,336	138,944	118,327	97,097

Other comprehensive income:
Change in cumulative translation adjustment	(160)	4,524	4,399	—	—	—
Change in obligation of derivative instrument (ii)	—	—	116	(101)	(101)	(101)
Unrealized gains on marketable securities	(6)	6	—	—	6	—
Foreign exchange adjustment (i)	—	—	(264)	594	594	594

Balance, December 31, based on United States GAAP	$17,772	$19,473	$14,587	$139,437	$118,826	$97,590

	2005	2004	2003

Earnings (loss) per share under
United States GAAP:
Basic — net income	$1.43	$1.22	$1.07
Diluted — net income	1.40	1.17	1.01

Weighted average number of shares:
Weighted average number of shares outstanding	12,516,265	12,285,400	9,684,901
Potential exercise of stock options	332,095	455,077	578,310

Diluted shares	12,848,360	12,740,477	10,263,211

Notes to Consolidated Financial Statements (continued)
(In thousands of United States dollars, except per share amounts where noted)
Years ended December 31, 2005, 2004 and 2003
16.	Canadian and United States accounting policy differences (continued):
(i)	The Company had foreign exchange gains that did not represent a substantially complete liquidation of a foreign operation included in selling, general and administration expenses. These gains on repatriation of capital from a subsidiary arose from the difference between the exchange rate in effect on the date the capital was returned to Canada compared to the historical rate in effect when the capital was invested. The gains were recognized upon the transfer into income of the related cumulative translation adjustment under Canadian GAAP. Under United States GAAP, there is no reduction of the cumulative translation adjustment account, nor recognition of associated income resulting from such capital restructurings. This transaction was not subject to income taxes.

In 2003, the Company had $264 of foreign exchange gains that represented a substantially complete liquidation of a foreign operation that was included in selling, general and administration expenses. As the foreign operation was substantially liquidated, Canadian and United States GAAP require the transfer into income of the related cumulative translation adjustment.

(ii)	The change in the fair value of the Company’s obligation for its interest rate swap, which is designated as a cash flow hedge, has been included net of the income tax effect of nil (2004 – nil; 2003 – $78).
(b)	Consolidated statements of cash flows:

Canadian GAAP permits the disclosure of a subtotal of the amount of cash provided by operations before change in non-cash working capital in the consolidated statements of cash flows. United States GAAP does not permit this subtotal to be included.

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

	2005	2004	2003

Income from operations before depreciation, as reported	$32,392	$24,183	$20,308
Depreciation and amortization expense	6,965	5,206	5,494
Foreign exchange gain (i)	—	—	(264)

Income from operations based on United States GAAP	$25,427	$18,977	$14,550

Notes to Consolidated Financial Statements (continued)
(In thousands of United States dollars, except per share amounts where noted)
Years ended December 31, 2005, 2004 and 2003
16.	Canadian and United States accounting policy differences (continued):
(i)	Under Canadian GAAP, these gains were included in selling, general and administration expenses. Under United States GAAP, these gains should be disclosed after income from operations. See note 16(a)(i) for further explanation.
(d)	Other disclosures:

United States GAAP requires certain additional disclosures in the consolidated financial statements, as follows:
(i)	The total allowance for doubtful accounts at December 31, 2005 was $1.3 million (2004 –$1.2 million).

(ii)	Accounts payable and accrued liabilities:

	2005	2004

Accounts payable	$21,074	$16,524
Accrued wages and benefits	6,283	4,320
Accrued claims, self insurance and workers compensation	4,148	5,600
Other	9,857	6,933

	$41,362	$33,377

(e)	Stock-based compensation:

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

Notes to Consolidated Financial Statements (continued)
(In thousands of United States dollars, except per share amounts where noted)
Years ended December 31, 2005, 2004 and 2003
16.	Canadian and United States accounting policy differences (continued):

Pro forma stock option disclosure:

The following table outlines the pro forma impact if the compensation cost for the Company’s stock options is determined under the fair value method for awards granted on or after January 1, 1995:

	2005	2004	2003

Net income, as reported, based on United States GAAP	$17,938	$14,943	$10,336
Add stock-based compensation expense included in reported net income	654	323	—
Deduct total stock-based compensation expense determined using fair value method for all grants	(733)	(412)	(212)

Pro forma net income	$17,859	$14,854	$10,124

Earnings per share:
Basic — as reported	$1.43	$1.22	$1.07
Basic — pro forma	1.43	1.21	1.05
Diluted — as reported	1.40	1.17	1.01
Diluted — pro forma	1.39	1.17	0.99

The fair value of each option granted was estimated on the date of grant using the Black-Scholes fair value option pricing model with the following assumptions:

	2005	2004

Risk-free interest rate	3.88% – 4.24%	4.8%
Dividend yield	—	—
Volatility factor of the future expected market price of the Company’s common shares	33.84% – 34.39%	34.8% – 36.0%
Expected life of the options	8 years	10 years

(f)	New United States accounting pronouncement:

In May 2005, FASB Statement No. 154, Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3 was issued. This statement changes the accounting for, and reporting of, a change in accounting principles. The statement requires retroactive application in prior years’ financial statements of voluntary changes in accounting principles and when new standards do not provide for a transitional provision. Vitran will adopt the statement effective January 1, 2006 as required by the statement for all accounting changes and corrections subsequent to that date.

Consolidated Supplemental Schedule of Quarterly Financial Information
(In thousands of United States dollars, except per share amounts where noted)
Canadian and United States GAAP

	First	Second	Third	Fourth
2005 (Unaudited)	quarter	quarter	quarter	quarter

Revenue:
Less-than-truckload	$76,105	$86,429	$96,658	$93,501
Logistics	8,876	9,615	10,652	11,118
Truckload	8,960	9,006	8,916	8,356

Total revenue	$93,941	$105,050	$116,226	$112,975

Income from operations after depreciation	$3,659	$7,013	$7,818	$6,937
Net income	2,754	4,796	5,376	5,012

Earnings per share:
Basic	$0.22	$0.39	$0.43	$0.40
Diluted	0.22	0.38	0.42	0.39

In 2005, there are no differences in income from operations after depreciation and net income between Canadian and United States GAAP.

	First	Second	Third	Fourth
2004 (Unaudited)	quarter	quarter	quarter	quarter

Revenue:
Less-than-truckload	$70,259	$75,958	$78,727	$78,073
Logistics	8,167	8,768	8,936	9,628
Truckload	8,720	9,205	9,332	8,822

Total revenue	$87,146	$93,931	$96,995	$96,523

Income from operations after depreciation	$2,177	$5,870	$6,193	$4,737
Net income	1,649	4,387	4,542	4,365

Earnings per share:
Basic	$0.14	$0.36	$0.37	$0.35
Diluted	0.13	0.34	0.36	0.34

In 2004, there are no differences in income from operations after depreciation and net income between Canadian and United States GAAP.

ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     During the Company’s last two fiscal years, there were no disagreements with KPMG LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of KPMG LLP, would have caused them to make reference to the subject matter of the disagreement in connection with their reports.
ITEM 9a—CONTROLS AND PROCEDURES
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
     There have been no significant changes in our internal controls, which we define to include our control environment, control procedures, and accounting systems or in other factors that could significantly affect our internal controls, since February 8, 2006.
     There have been no material changes in internal control over financial reporting during the fourth quarter that could materially affect or is reasonably likely to affect our internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
     Vitran Corporation Inc.’s (“Vitran”) management is responsible for establishing and maintaining systems of adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.
     In 2005 Vitran’s management team conducted tests of its internal control over financial reporting in accordance with the standards set forth by the Public Company Accounting Oversight Board (“PCAOB”) in the United States. In accordance with these standards, management assessed and tested, on a sample basis, Vitran’s internal control over financial reporting according to a comprehensive risk analysis using the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). It is management’s opinion that the testing methodology of the internal control framework is appropriate and provides reasonable assurance as to the integrity and reliability of the internal control over financial reporting.
     In management’s opinion, based on the assessment completed for the year ended December 31, 2005, the internal controls over financial reporting are operating effectively. In addition, it is management’s opinion the assessment is free of material misstatement.
     The above assessment excludes Chris Truck Line (“CTL”), which was acquired by Vitran on May 31, 2005, as such an assessment of internal control over financial reporting was not completed. CTL’s revenue represents less than 5% of Vitran’s consolidated revenue and represents less than 20% of Vitran’s consolidated assets at December 31, 2005. There have been no material changes to Vitran’s internal control over financial reporting due to the acquisition.
     KPMG LLP, a public accounting firm registered with the PCAOB, has issued an attestation report on management’s assessment of Vitran’s internal controls over financial reporting, as stated in their report which is included herein.
     /s/ Richard E. Gaetz, President and Chief Executive Officer
     /s/ Sean P. Washchuk, Vice President Finance and Chief Financial Officer

To the Board of Directors and Stockholders of
Vitran Corporation Inc.
We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Controls over Financial Reporting, that Vitran Corporation Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As described in the Management’s Annual Report on Internal Control Over Financial Reporting, management excluded from their assessment the internal control over financial reporting at Chris Truck Line, which was acquired on May 31, 2005. Accordingly, our audit did not include the internal control over financial reporting at Chris Truck Line. Vitran Corporation Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of Vitran Corporation Inc.’s internal control over financial reporting based on our audit.
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
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, management’s assessment that Vitran Corporation Inc. maintained effective internal controls over financial reporting, as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the COSO. Also, in our opinion, Vitran Corporation Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the COSO.
We also have audited, in accordance with Canadian generally accepted auditing standards and the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Vitran Corporation Inc. and its subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, retained earnings and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated February 8, 2006 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG llp
Toronto, Canada
February 8, 2006

ITEM 9b—OTHER INFORMATION
None.
PART III
ITEM 10—DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     The information for directors and Section 16(a) beneficial ownership reporting compliance is reported in our definitive proxy statement filed pursuant to Regulation 14A and is incorporated herein by reference. The following table sets forth certain information concerning our executive officers:

Name	Age	Position	History
Richard E. Gaetz (Mississauga, Canada)	48	President and Chief Executive Officer	Mr. Gaetz has been working in the transportation and logistics industry for more than 25 years. He has been actively involved with the growth and development of Vitran and has been responsible for Vitran’s freight and logistics operations since he joined in 1989. He was elected to the Board of Directors of Vitran in 1995. Mr. Gaetz has extensive experience on both sides of the border. Prior to joining Vitran, he spent ten years with Clarke Transport, a large Canadian freight company, in various positions including Vice President. Mr. Gaetz received a Bachelor of Commerce degree from Dalhousie University in Halifax in 1979 and attended the MBA program at Western Washington University. He is a Director of the Ontario Trucking Association and the Canadian Trucking Alliance.

Sean P. Washchuk (Burlington, Canada)	33	Vice President Finance and Chief Financial Officer	Mr. Washchuk joined Vitran in 2000 as the Corporate Controller and was appointed Chief Financial Officer and Vice President Finance in 2004. Prior to joining Vitran in 2000, he was a Controller at a North American plastics recycling company and was also a manager at PricewaterhouseCoopers in the assurance and business advisory services practice. Mr. Washchuk is a Chartered Accountant with the Canadian Institute and received a Bachelor of Accounting degree from Brock University in Ontario.
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

ITEM 11—EXECUTIVE COMPENSATION
     The information required by Item 11 of Form 10-K appears in the Company’s proxy statement for the 2006 Annual Meeting of its Shareholders, reference to which is hereby made, and the information therein is incorporated herein by reference.
ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
     The information required by Item 12 of Form 10-K appears in the Company’s proxy statement for the 2006 Annual Meeting of its Shareholders, reference to which is hereby made, and the information therein is incorporated herein by reference.
ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     None
ITEM 14—PRINCIPAL ACCOUNTING FEES AND SERVICES
     KPMG LLP has served as the Company’s auditors since 1989. For the fiscal years ended December 31, 2005 and 2004 fees billed by KPMG LLP to Vitran for services were:

	Year ended December 31,
	2005	2004
Audit and audit related fees	$469,489	$383,256
Tax fees	Nil	Nil
All other fees	Nil	Nil

	$469,489	$383,256

     All services provided by KPMG to Vitran for 2005 and 2004 were approved by the Audit Committee. The audit committee pre-approves all non-audit services to be provided to the Company or its subsidiary entities by its independent auditors. For further details regarding the Audit Committee approval process please review the Audit Committee charter which is available free of charge on Vitran’s website at www.vitran.com.
     For information regarding the members and other applicable information of the Audit Committee please review the Company’s proxy statement for the 2006 Annual Meeting of its Shareholders, reference to which is hereby made, and the information therein is incorporated herein by reference.
PART IV
ITEM 15—EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K
(a)	(1) Financial Statements
     Consolidated Balance Sheets as at December 31, 2005 and 2004 and the Consolidated Statements of Income, Retained Earnings and Cash Flow for the years ended December 31, 2005, 2004, and 2003, reported on by KPMG LLP, Chartered Accountants.
     These statements are prepared in accordance with GAAP in Canada and in the United States. A reconciliation of the differences between Canadian and United States GAAP is included in Note 16 to the financial statements.

(2)	Financial Statements Schedule:
Schedule II—Valuation and Qualifying Accounts
Vitran Corporation Inc.
Three years ended December 31, 2005

Allowance for Doubtful Accounts (000s $)
	Balance at	Charges to		Balance
	beginning	costs and		at end
Description	of year	expenses	Deductions	of year

Year ended December 31, 2003
Accounts receivable allowances for revenue adjustments and doubtful accounts	$1,866	$1,105	$(1,705)	$1,266
Year ended December 31, 2004
Accounts receivable allowances for revenue adjustments and doubtful accounts	$1,266	$584	$(657)	$1,193
Year ended December 31, 2005
Accounts receivable allowances for revenue adjustments and doubtful accounts	$1,193	$757	$(675)	$1,275
Three Years ended December 31, 2005

Tax Valuation Allowance (000s $)
	Balance at	Charges to		Balance
	beginning	costs and		at end
Description	of year	expenses	Deductions	of year

Year ended December 31, 2003
Tax valuation allowance	$693	$—	$—	$693
Year ended December 31, 2004
Tax valuation allowance	$693	$	$(693)	$—
Year ended December 31, 2005
Tax valuation allowance	$—	$—	$—	$—
(3)	Exhibits Filed
The exhibits listed in the accompanying Exhibit Index are filed as part of this Annual Report on Form 10-K.

Exhibit Index

Exhibit No.	Document

1.1*	Underwriting Agreement dated December 16, 1994 between the registrant and Midland Walwyn Capital Inc. and ScotiaMcLeod Inc.

1.2*	Special Warrant Indenture dated December 16, 1994 between the registrant and Montreal Trust Company for Canada, as trustee

1.3*	Escrow Agreement dated December 16, 1994 between the registrant and Messrs. Morris/Rose/Ledgett, Barristers and Solicitors, as trustee

1.4*	Subscription Agreements:

1.5*	Stock Option Plan dated July 16, 1987

1.6*	Employee Stock Option Plan approved May 17, 1995

1.7*	Prospectus dated December 16, 2003

2.1*	Purchase and Sale Agreement dated November 2, 1994 between the registrant and Carl Cook and Daniel L. Cook

3.(i).1*	Articles of Incorporation effective, April 29, 1981

3.(i).2*	Articles of Amendment effective, May 27, 1987

3.(i).3*	Articles of Amendment effective, July 16, 1987

3.(i).4*	Articles of Amendment effective, February 5, 1991

3.(i).5*	Articles of Amendment effective April 22, 2004

3.(ii).1*	By-laws effective, May 27, 1987

3.(ii).2*	By-law to authorize the directors to borrow and give security effective July 16, 1987

4.1*	Cancellation of Stock Voting Agreement dated February 1, 2003 between Richard D. McGraw, Albert Gnat and Anthony F. Griffiths

9.1*	Stock Voting Agreement dated July 15, 1987 between Richard D. McGraw, Albert Gnat and Anthony F. Griffiths

10.1*	Credit Agreement between the registrant, its subsidiaries and the Royal Bank, dated April 25, 1995

10.2*	Credit Agreement between the Overland Group and Bank One, dated February 4, 1994 (the “Overland Credit Agreement”)

10.3*	First Amendment to the Overland Credit Agreement, effective July 1, 1994

10.4*	Second Amendment to the Overland Credit Agreement, effective September 30, 1994

10.5*	Third Amendment to the Overland Credit Agreement, dated December 14, 1994

10.6*	Fourth Amendment to the Overland Credit Agreement, dated February 1, 1995

10.7*	Fifth Amendment to the Overland Credit Agreement, effective December 31, 1994

10.8*	Sixth Amendment to the Overland Credit Agreement, dated March 2, 1995

10.9*	Operating Credit Agreement between Trans Western Express Inc. and The Bank of Nova Scotia, dated July 25, 1995

10.9.1*	First Amending Agreement to Credit Agreement between Trans Western Express Inc. and The Bank of Nova Scotia, dated September 3, 1998

10.9.2*	Second Amending Agreement to Credit Agreement between Trans Western Express Inc. and The Bank of Nova Scotia, dated January 8, 1999

10.9.3*	Amended and Restated Credit Agreement between Vitran Corporation Inc. and Trans Western Express Inc. and The Bank of Nova Scotia, dated January 31, 2002

10.10*	Note Purchase Agreement between Trans Western Express Inc., the registrant and certain purchasers, dated July 25, 1995

10.11*	Amendment No. 1 to Note Agreement (“Amending Agreement”), dated June 28, 1996

10.12*	Amendment No. 2 to Note Agreement (“Amending Agreement”), dated May 13, 1997

Exhibit No.	Document

10.13*	Credit Agreement between the registrant and The Bank of Nova Scotia, dated September 3, 1998

10.14*	Credit Agreement between the registrant and The Bank of Nova Scotia and Laurentian Bank of Canada, dated October 13, 1999

10.15*	Confidential Transportation Contract dated January 1, 1993 between Trans Western Express Inc. and Canadian National Railway Company

10.16*	Agreement dated April 24, 1995 between the registrant, Borcross Limited, Carl Cook and Daniel L. Cook amending the terms of the Overland Note

10.17*	Engagement Letter dated April 28, 1995 between the registrant and Banc One Capital Corporation

10.18*	Offer of Employment dated September 30, 1998 from the registrant to Kevin Glass

10.19*	Share Purchase Agreement between the registrant and Randall Quast, dated July 21, 1998

10.20*	Employment agreement dated November 25, 2004 from the registrant to Sean P. Washchuk

10.21*	Employment agreement dated April 29, 2004 from the registrant to Rick E. Gaetz

10.22*	Employment agreement dated April 29, 2004 from the registrant to Kevin A. Glass

10.3*	Share purchase agreement, by Vitran Corporation and Chris Dugan, dated May 30, 2005

10.4*	Deferred share unit plan, dated September 14, 2005

14.1*	Code of Ethics and Professional Conduct for Directors, Senior Executives and Employees, dated August 3, 2004

31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Previously filed
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Toronto, Province of Ontario, on the 8th day of February, 2006.

Vitran	Corporation Inc.

By:	/s/ SEAN P. WASHCHUK
Sean P. Washchuk
Vice President, Finance and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ RICHARD D. McGRAW Richard D. McGraw	Chairman of the Board	February 8, 2006
/s/ RICHARD E. GAETZ Richard E. Gaetz	President and Chief Executive Officer, Director	February 8, 2006
/s/ GEORGES L. HÉBERT Georges L. Hébert	Director	February 8, 2006
/s/ WILLIAM S. DELUCE William S. Deluce	Director	February 8, 2006
/s/ ANTHONY F. GRIFFITHS Anthony F. Griffiths	Director	February 8, 2006
/s/ JOHN R. GOSSLING John R. Gossling	Director	February 8, 2006
/s/ SEAN P. WASHCHUK Sean P. Washchuk	Vice President Finance and Chief Financial Officer (Principal Financial Officer)	February 8, 2006
/s/ FAYAZ D. SULEMAN Fayaz D. Suleman	Corporate Controller (Principal Accounting Officer)	February 8, 2006