Form 10-Q
period 2006-03-31
VITRAN CORP INC
filed 2006-04-24
CIK 946823

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 2006

OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR
15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM         to

Commission file number:

VITRAN CORPORATION INC.

Ontario, Canada	(I.R.S. Employer
(State of incorporation)	Identification No.)

185 The West Mall, Suite 701, Toronto, Ontario, Canada, M9C 5L5
(Address of principal executive offices)(Zip Code)

416-596-7664
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X|     No | |

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Large accelerated filer | | Accelerated filer |X| Non-accelerated filer | |

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes | |     No |X|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

The number of shares of common stock outstanding at April 19, 2006 was 12,721,136.

Part I. Financial Information

Item 1: Financial Statements

Vitran Corporation Inc.

Consolidated Statements Of Income
(Unaudited)

(in thousands of United States dollars except per share amounts)

	Three months	Three months
	Ended	ended
	Mar. 31, 2006	Mar. 31, 2005
	(US GAAP)	(US GAAP)

Revenue	$115,127	$93,941
Operating expenses	97,121	80,144
Selling, general and administrative expenses	10,743	8,817
Other income	(116)	(10)
Depreciation and amortization expense	2,407	1,331
	110,155	90,282

Income from operations before undernoted	4,972	3,659

Interest expense (income), net	176	(48)

Income from operations before income taxes	4,796	3,707

Income taxes	1,173	953

Net income before cumulative effect of a change in accounting principle	$3,623	$2,754

Cumulative effect of a change in accounting principle	$141	$--

Net income	$3,764	$2,754

Earnings per share
Basic:
Net income before cumulative effect of a change in accounting principle	$0.29	$0.22
Cumulative effect of a change in accounting principle	$0.01	$--
Net income	$0.30	$0.22

Diluted:
Net income before cumulative effect of a change in accounting principle	$0.28	$0.22
Cumulative effect of a change in accounting principle	$0.01	$--
Net income	$0.29	$0.22

Weighted average number of shares:
Basic	12,652,075	12,411,968
Diluted	12,934,751	12,754,930

See accompanying notes to consolidated financial statements

Vitran Corporation Inc.

Consolidated Balance Sheets

(in thousands of United States dollars)

	Mar. 31, 2006	Dec. 31, 2005	Dec. 31, 2005
			(CDN GAAP
			as previously
	(US GAAP)	(US GAAP)	reported)
	(Unaudited)	(Audited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$ 14,970	$ 14,592	$ 14,592
Accounts receivable	50,337	46,587	46,587
Inventory, deposits and prepaid expenses	8,586	8,396	8,396
Future income taxes	2,115	1,442	1,442
	76,008	71,017	71,017
Capital assets	68,285	66,807	66,807
Intangible assets	2,372	2,456	2,456
Goodwill (note 6)	63,155	61,448	61,448
	$209,820	$201,728	$201,728
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable and accrued liabilities	$ 49,287	$ 41,362	$ 41,362
Income and other taxes payable	712	1,124	1,124
Current portion of long-term debt	6,408	5,845	5,845
	56,407	48,331	48,331
Long-term debt	3,781	8,588	8,588
Future income taxes	6,057	5,007	5,007

Shareholders' equity:
Common shares, no par value, unlimited authorized,
12,721,136 and 12,647,636 issued and outstanding at
March 31, 2006 and December 31, 2005, respectively	63,925	63,604	63,604
Additional paid-in capital	1,005	956	956
Retained earnings	75,317	71,553	72,310
Accumulated other comprehensive income	3,328	3,689	2,932
	143,575	139,802	139,802
	$209,820	$201,728	$201,728
Contingent liabilities (note 10)

See accompanying notes to consolidated financial statements

VITRAN CORPORATION INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

					Accumulated
			Additional		other	Total
	Common shares		Paid-in	Retained	comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	income	Equity

December 31, 2005	12,647,636	$63,604	$956	$71,553	$3,689	$139,802
Shares issued upon exercise of
employee stock options	73,500	$321				$321
Net income				$3,764		$3,764
Other comprehensive income					$(361)	$(361)
Share based compensation			$190			$190
Cumulative effect of a change in
accounting principle			$(141)			$(141)
March 31, 2006	12,721,136	$63,925	$1,005	$75,317	$3,328	$143,575

					Accumulated
			Additional		other	Total
	Common shares		Paid-in	Retained	comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	income	Equity

December 31, 2004	12,419,678	$60,798	$323	$54,215	$3,849	$119,185
Shares issued upon exercise of
employee stock options	5,500	$17				$17
Shares repurchased for
cancellation	(44,900)	$(220)		$(452)		$(672)
Net income				$2,754		$2,754
Other comprehensive income					$(400)	$(400)
Share based compensation			$129			$129
March 31, 2005	12,380,278	$60,595	$452	$56,517	$3,449	$121,013

VITRAN CORPORATION INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(In thousands of United States dollars)

	Three months	Three months
	Ended	Ended
	Mar. 31, 2006	Mar. 31, 2005
	(US GAAP)	(US GAAP)
Cash provided by (used in):

Net income	$3,764	$2,754
Items not involving cash from operations
Depreciation expense	2,407	1,331
Future income taxes	377	565
Stock based compensation expense	190	129
Gain on sale of capital assets	(116)	(10)
Cumulative effect of a change in accounting principle	(141)	--
Change in non-cash working capital components	1,955	(2,249)
	8,436	2,520
Investments:
Purchase of capital assets	(1,878)	(6,222)
Proceeds on sale of capital assets	170	14
Marketable securities	--	1,369
Acquisition of business assets	(2,251)	--
	(3,959)	(4,839)
Financing:
Repayment of revolving credit facility	(2,985)	--
Repayment of long-term debt	(1,321)	(570)
Issue of common shares
upon exercise of stock options	321	17
Repurchase of common shares	--	(692)
	(3,985)	(1,245)
Effect of translation adjustment on cash	(114)	(46)
Increase (decrease) in cash position	378	(3,610)
Cash position, beginning of period	14,592	7,375
Cash position, end of period	$14,970	$3,765

Change in non-cash working capital components:
Accounts receivable	$(2,346)	$(3,361)
Inventory, deposits and prepaid expenses	188	324
Income and other taxes recoverable/payable	(412)	(761)
Accounts payable and accrued liabilities	4,525	1,549
	$1,955	$(2,249)

See accompanying notes to consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(In thousands of United States dollars except for per share amounts)

1. Accounting Policies

The interim consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles with a reconciliation to Canadian generally accepted accounting principles in note 12. The Ontario Business Corporations Act ("OBCA") regulations allow issuers that are required to file reports with the Securities and Exchange Commission in the United States to file financial statements under United States GAAP to meet their continuous disclosure obligations in Canada. Prior to 2006 Vitran prepared its consolidated financial statements in accordance with Canadian GAAP with a reconciliation to United States GAAP. The interim consolidated financial statements do not contain all the disclosures required by United States and Canadian generally accepted accounting principles. The interim consolidated financial statements have been prepared in accordance with instructions to Quarterly Report on Form 10-Q. The interim consolidated financial statements should be read in conjunction with the Company's 2005 Annual Report and the 2005 Annual Report on Form 10-K with emphasis on Note 12 which describes the differences between Unites Stated and Canadian GAAP. The interim consolidated financial statements follow the same accounting principles and methods of application as the most recent annual consolidated financial statements as there are no material differences in the Company's accounting policies between United States and Canadian GAAP at March 31, 2006 other than as denoted in note 12.

These unaudited consolidated interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair presentation of the results of the interim period presented. Operating results for the quarter ended March 31, 2006 are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 2006.

All amounts in these consolidated interim financial statements are expressed in United States dollars, unless otherwise stated.

2. New Accounting Pronouncements

SFAS 156 amends SFAS Statement No.140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", with respect to the accounting for separately recognized servicing assets and servicing liabilities. The Statement addresses the recognition and measurement of separately recognized servicing assets and liabilities and provides an approach to simplify efforts to obtain hedge-like (offset) accounting. SFAS 56 will be adopted January 1, 2007 as required by the statement. The requirements of SFAS 156 are not expected to have an effect on the Company's consolidated financial statements.

SFAS 155 amends SFAS 133, Accounting for Derivatives and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and allows an entity to remeasure at fair value a hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation from the host, if the holder irrevocably elects to account for the whole instrument on a fair value basis. Subsequent changes in the fair value of the instrument would be recognized in earnings. SFAS 155 will be adopted January 1, 2007 as required by the statement. The requirements of SFAS 155 are not expected to have an effect on the Company's consolidated financial statements.

3. Foreign Currency Translation

The United States dollar is the functional currency of the Company's operations in the United States. The Canadian dollar is the functional currency of the Company's Canadian operations.

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

For reporting purposes, the Canadian operations are translated into United States dollars using the current rate method. Under this method, all assets and liabilities are translated at the period-end rate of exchange and all revenue and expense items are translated at the average rate of exchange for the period. The resulting translation adjustment is recorded as a separate component of shareholders equity. United States dollar debt of $10.1 million is designated as a hedge of the investment in the United States dollar functional operations.

4. Deferred Share Units

In addition to the Directors DSU plan disclosed in the Company's 2005 Annual Report on Form 10-K, commencing January 1, 2006 the Company adopted a DSU plan for senior executives. Under this plan, eligible senior executives receive units at the end of each quarter based on the market price of common shares equivalent to the senior executive's entitlement. The entitlement amount varies based on the senior executive's position in the Company and the years of eligible service. The maximum entitlement amount varies between $2,500 and $20,000 per annum. The Company records compensation expense and the corresponding liability each period based on changes in the market price of common shares.

5. Acquisition

On January 3, 2006, the Company acquired all the assets and selected liabilities of Sierra West Express Inc. ("SWE"), a private LTL carrier headquartered in Sparks, Nevada. SWE added eight new terminals to Vitran's network in the states of Nevada, California and Arizona. The acquisition was an asset purchase with an aggregate purchase price of $2.5 million, comprised of $2.3 million of cash and a $0.2 million note payable to the vendor in April 2007. The results of operations of SWE are included in the consolidated results of the Company commencing January 3, 2006. The cash portion of the transaction was financed from existing cash on-hand.

The following table summarizes the estimated fair value of the assets acquired and selected liabilities assumed at the date of the acquisition. The Company has not yet completed the allocation of identifiable intangible assets and goodwill. The Company does not anticipate that the amortization of intangible assets would be material to 2006 first quarter results.

Current assets	$1,776
Capital assets	2,127
Goodwill and other intangible assets	1,749
5,652

Current liabilities	3,155

Total purchase price	$2,497

The following pro forma financial information reflects the results of operations of Vitran as if the acquisition of SWE had taken place on January 1, 2005. The pro forma financial information also reflects the results of operations of Chris Truck Line ("CTL") as if the acquisition had taken place on January 1, 2004. The CTL acquisition took place on May 31, 2005 and was previously disclosed in Vitran's 2005 Annual Report on Form 10-K. The pro forma financial information is not necessarily indicative of the results as it would have been if the acquisition had been effected on the assumed date and is not necessarily indicative of future results:

March 31, 2005

Pro forma revenue	$105,166
Pro forma net income	3,507

Pro forma diluted earnings per share	$0.27

6. Goodwill

Goodwill

Balance at December 31, 2005	$61,448
Foreign exchange on CDN$ denominated goodwill	(42)

Acquisition of assets	1,749

Balance at March 31, 2006	$63,155

7. Stock Option Plan

Under the Company's stock option plan, options to purchase Common Shares of the Company may be granted to key employees, officers and directors of the Company and its affiliates by the Board of Directors or by the Company's Compensation Committee. There are 801,500 options outstanding under the plan. The term of each option is ten years and the vesting period is generally five years. The exercise price for options is the trading price of the Common Shares of the Company on the Toronto Stock Exchange on the day of the grant.

For all stock option grants prior to January 1, 2003, stock-based compensation to employees was accounted for based on the intrinsic value method under APB No. 25 and related interpretations. On January 1, 2003 in accordance with a transitional option permitted under amended SFAS 148, the Company had prospectively applied the fair-value-based method to all stock options granted on or after January 1, 2003. The company recognized share-based compensation for all stock options granted on or after January 1, 2003 and presented the disclosures required by SFAS 123.

On January 1, 2006, the Company adopted SFAS 123(R), "Share-Based Payment", using the modified prospective transition method. In accordance with the modified prospective transition method, the consolidated financial statements have not been restated to reflect the impact of SFAS 123(R).

Under SFAS 123(R), using the modified prospective method, compensation expense is recognized for all share-based payments granted prior to, but not yet vested as of, January 1, 2006 based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 and compensation expense is recognized for all share-based payments granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with the provision of SFAS 123(R).

The Company recorded in income $0.1 million related to the cumulative effect of a change in accounting principle as of January 1, 2006. In accordance with SFAS 123 the Company recognized compensation expense assuming all awards will vest and reversed recognized compensation expense for forfeited awards only when the awards were actually forfeited. SFAS 123(R) requires an estimate of forfeitures when recognizing share-based compensation expense. Compensation expense recognized under SFAS 123(R) for the three month ended March 31, 2006 was $0.2 million (March 31, 2005 - $0.1 million).

The fair value of each stock option granted was estimated using the Black-Scholes fair value option-pricing model with the following assumptions:

2006
Options granted	102,500
Risk-free interest rate	4.19%
Dividend yield	--
Volatility factor of the future expected market price of the Company's common shares	33.22%
Expected life of the options	6 years

The weighted average estimated fair value at the date of grant for the options granted in 2006 was $7.69 per share.

8. Comprehensive income (loss)

The components of other comprehensive income (loss) such as changes in foreign currency adjustments are required to be added to the Company's reported net income to arrive at comprehensive net income (loss). Other comprehensive income (loss) items have no impact on the reported net income as presented on the Consolidated Statements of Income.

The following are the components of other comprehensive income, net of income taxes for the three months ended March 31, 2006 and 2005:

	Three months	Three months
	Ended	Ended
	Mar. 31, 2006	Mar. 31, 2005
Net income	$3,764	$2,754
Translation adjustment (1)	(361)	(400)
Other comprehensive income	$(361)	$(400)
Comprehensive net income	$3,403	$2,354

(1) The cumulative translation adjustment represents the unrealized translation gains and losses from the translation of the Canadian dollar functional currency to the United States dollar reporting currency.

9. Computation of Earnings per Share

	Three months	Three months
	Ended	Ended
	Mar. 31, 2006	Mar. 31, 2005
Numerator:
Net income	$3,764	$2,754
Denominator:
Basic weighted-average shares outstanding	12,652,075	12,411,968
Dilutive stock options	282,876	342,962
Dilutive weighted-average shares outstanding	12,934,951	12,754,930

Basic earnings per share before cumulative effect of a
change in accounting principle	$0.29	$0.22
Effect of a change in accounting principle	$0.01	$--
Basic earnings per share	$0.30	$0.22

Diluted earnings per share before cumulative effect of a
change in accounting principle	$0.28	$0.22
Effect of a change in accounting principle	$0.01	$--
Diluted earnings per share	$0.29	$0.22

Diluted earnings per share exclude the effect of 480,500 options.

10. Contingent Liabilities

The Company is subject to legal proceedings that arise in the ordinary course of business. In the opinion of management, the aggregate liability, if any, with respect to these actions will not have a material adverse effect on the consolidated financial position, results of operations or cash flows. Legal costs are expensed as incurred.

11. Segmented Information

Three months ended	Less-than-				Corporate Office	Consolidated
Mar. 31, 2006	truckload	Logistics	Truckload	Total	and Other	Totals

Revenue	$ 97,423	$ 9,412	$ 8,292	$ 115,127	$ --	$ 115,127
Operating, selling, general and
administrative expenses	90,347	8,814	7,694	106,855	1,009	107,864
Other income	(116)	--	--	(116)	--	(116)
Depreciation and amortization	2,124	84	188	2,396	11	2,407
Income (loss) from operations	$ 5,068	$ 514	$ 410	$ 5,992	$ (1,020)	4,972
Interest expense, net						176
Income taxes						1,173
Net income before effect of a
change in accounting principle						3,623
Effect of change in accounting
principle						141
Net income						$ 3,764

Three months ended	Less-than-				Corporate Office	Consolidated
Mar. 31, 2005	truckload	Logistics	Truckload	Total	and Other	Totals

Revenue	$ 76,105	$8,876	$ 8,960	$ 93,941	$ --	$ 93,941
Operating, selling, general and
administrative expenses	71,770	8,419	8,076	88,265	696	88,961
Other income	(10)	--	--	(10)	--	(10)
Depreciation	1,082	93	142	1,317	14	1,331
Income (loss) from operations	$ 3,263	$ 364	$ 742	$ 4,369	$ (710)	3,659
Interest income, net						(48)
Income taxes						953
Net income						$ 2,754

12. United States and Canadian accounting policy differences:

In accordance with the provisions of the OBCA, issuers that are required to file reports with the Securities and Exchange Commission in the United States are allowed to file financial statements under United States GAAP to meet their continuous disclosure obligations in Canada. Vitran has included a reconciliation highlighting the material differences between its consolidated financial statements prepared in accordance with United States GAAP compared to its consolidated financial statements prepared in accordance with Canadian GAAP below. This disclosure is required for a finite period of time under the Ontario Securities Commission regulations, subsequent to the adoption of United States GAAP. Prior to 2006 Vitran prepared its consolidated financial statements in accordance with Canadian GAAP with a reconciliation to United States GAAP.

(a) Consolidated reconciliation of net income and shareholders' equity

Net Income and Shareholders' equity reconciled to Canadian GAAP is as follows:

	Net income		Shareholders' equity
	2006	2005	2006	2005
Balance as at March 31, based on United States GAAP	$ 3,764	$ 2,754	$143,575	$121,013
Effect of a change in accounting principle (1)	(141)	--	(141)	--
Foreign exchange adjustment (2)	--	--	858	858
Unrealized foreign exchange loss on derivative instrument	--	--	(101)	(101)
Accumulated other comprehensive income adjustment (3)	--	--	(757)	(757)

Balance as at March 31, based on Canadian GAAP	$ 3,623	$ 2,754	$143,434	$121,013

(1)   The adoption of SFAS 123(R) - Share Based Payments as described in note 7 only applies to United States GAAP. Therefore, the effect of a change in accounting principle does not impact Canadian GAAP net income.

(2)   The Company had foreign exchange gains of $0.9 million that did not represent a substantially complete liquidation of a foreign operation. Under Canadian GAAP these gains were recognized upon the transfer into income of the related cumulative translation adjustment. Under United States GAAP, there is no reduction of the cumulative translation adjustment account. Retained earnings under Canadian GAAP is increased $0.9 million with a corresponding decrease to the cumulative translation adjustment included in accumulated other comprehensive income.

(3)   The concept of Comprehensive income is not currently a requirement under Canadian GAAP. The CICA has issued a new accounting standard "Comprehensive Income" which the Company will adopt effective January 1, 2007.

Earnings per share
	Three months	Three months
	Ended	Ended
	Mar. 31, 2006	Mar. 31, 2005
Earnings per share under Canadian GAAP
Basic	$0.29	$0.22
Diluted	$0.28	$0.22

	Three months	Three months
	Ended	Ended
	Mar. 31, 2006	Mar. 31, 2005
Weighted average number of shares:
Basic	12,652,075	12,411,968
Potential exercise of stock options	282,676	342,962
Diluted	12,934,751	12,754,930

(b) Stock-based compensation

Pro forma stock option disclosure:

Effective January 1, 2006 the Company adopted SFAS 123(R) as described in Note 7. SFAS 123(R) requires compensation expense be recognized for all share-based payments granted prior to, but not yet vested, as of January 1, 2006 based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. This is not required under Canadian GAAP based on the transitional provision of CICA HB S.3870 which Vitran adopted January 1, 2003. Canadian GAAP requires pro forma net income and earnings per share disclosure for stock option grants during 2002:

	Three months	Three months
	Ended	Ended
	Mar. 31, 2006	Mar. 31, 2005

Net income, as reported under Canadian GAAP	$3,623	$2,754
Pro forma net income	$3,612	$2,743
Pro forma basic earnings per share	$0.29	$0.22
Pro forma diluted earnings per share	$0.28	$0.22

13. Comparative figures

Certain comparative figures have been reclassified to conform to the financial statement presentation adopted in the current year.

Item 2. Management's Discussion and Analysis of Results of Operation

This MD&A contains forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995 concerning Vitran's business, operations, and financial performance and condition.

When used in this MD&A the words "believe", "anticipate", "intend", "estimate", "expect", "project", "may", "plans", "continue", "will", "focus", "endeavor" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such words. These forward-looking statements are based on current expectations and are naturally subject to uncertainty and changes in circumstances that may cause actual results to differ materially from those expressed or implied by such forward-looking statements.

Specifically, but not limited to, this MD&A and the documents incorporated by reference contain forward-looking statements regarding:

  our objective to achieve profitable revenue growth
  our intention to improve results from operating efficiencies our intention to purchase a specified level of capital assets our intention to realize contributions from LTL cross-selling initiatives.

Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause Vitran's actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that may cause such differences include but are not limited to technological change, regulatory change, the general health of the economy and competitive factors. More detailed information about these and other factors is included in the MD&A. Many of these factors are beyond the Company's control; therefore, future events may vary substantially from what the Company currently foresees. You should not place undue reliance on such forward-looking statements. Vitran Corporation Inc. is under no obligation to update or alter such forward-looking statements whether as a result of new information, future events or otherwise. Unless otherwise indicated all dollar references herein are in U.S. dollars. The Company's Annual Report on Form 10-K, as well as all the Company's other required filings, may be obtained from the Company at www.vitran.com or from www.sedar.com or from www.sec.gov.

OVERVIEW

The first quarter of 2006 was Vitran's eighteenth consecutive quarter-over-quarter of improved results with net income from operations increasing 31.6% over the 2005 first quarter. The first quarter's revenue and income from operations improved 22.6% and 35.9% respectively compared to the 2005 first quarter. The most notable increases were in the LTL and Logistics segments which improved income from operations 55.3% and 41.2% respectively.

In addition, on January 3, 2006, the Company purchased all the assets and selected liabilities of Sierra West Express Inc. ("SWE"), a regional LTL carrier operating in three states in the western U.S. The acquisition further expanded Vitran's existing LTL operating footprint to California, Nevada, and Arizona. The aggregate purchase price was $2.5 million, comprised of $2.3 million of cash and a $0.2 million note payable to the vendor in April 2007.

As a result of an increased number of U.S. shareholders and the continued expansion within the United States, the Company, commencing the first quarter of 2006, elected U.S. GAAP as it primary reporting standard. Therefore a reconciliation from U.S. GAAP to Canadian GAAP has been provided in note 12. This disclosure is required for a finite period of time after the change to US GAAP is made under the Ontario Securities Commission regulations.

CONSOLIDATED RESULTS

The following table summarizes the Consolidated Statements of Income for the three-month periods ended March 31:

For the three months ended March 31,
(in thousands)	2006	2005	2006 vs 2005

Revenue	$115,127	$93,941	22.6%
Operating expenses	97,121	80,144	21.2%
SG&A expenses	10,743	8,817	21.8%
Other income	(116)	(10)	1060.0%
Depreciation and amortization	2,407	1,331	80.8%
Income from operations	4,972	3,659	35.9%
Interest expense (income), net	176	(48)	466.7%

Net income	$3,764	$2,754	36.7%

Earnings per share:
Basic - net income	$0.30	$0.22
Diluted - net income	$0.29	$0.22

Operating Ratio (1)	95.7%	96.1%

Revenue increased 22.6% to $115.1 million for the first quarter of 2006 compared to $93.9 million in the first quarter of 2005. Revenue in the LTL and Logistics segments increased 28.0% and 6.0% respectively, offsetting a 7.5% decrease in the Truckload segment. Revenue for the first quarter of 2006 compared to 2005 was augmented by the contributions from of Chris Truck Line ("CTL") acquired on May 31, 2005, and SWE acquired on January 3, 2006. Income from operations for the first quarter improved 35.9% to $5.0 million compared to $3.7 million in the same period a year ago. As a result, the Company's consolidated operating ratio improved 40 basis points to 95.7% for the first quarter of 2006 compared to 96.1% in the first quarter of 2005. Detailed explanations for the improvement in revenue and income from operations are discussed below in "Segmented Results".

Selling, general and administrative expenses ("SG&A") increased 21.8% to $10.7 million in the first quarter compared to $8.8 million in the first quarter of 2005. The increase in SG&A expenses for the quarter can be attributed to the additions of SWE and CTL, increases in non-cash employee stock option expense, healthcare expense as well as director and employee compensation related expenses. With the addition of SWE and the increase in on-going compensation related expenses, SG&A should continue to be higher than the prior year periods.

The Company incurred interest expense of $0.2 million in the first quarter of 2006 compared to a nominal amount of interest income in the first quarter of 2005. Interest expense was incurred on the Company's $10.2 million of debt in the first quarter of 2006 compared to the net interest income that was generated on the Company's short-term investments in excess of the interest expense in the 2005 first quarter.

Income tax expense for the first quarter of 2006 was $1.2 million compared to $1.0 million for the same quarter a year ago. The effective tax rate was 24.5% for the first quarter of 2006 compared to 25.7% for the first quarter in 2005. The decline in the effective rate can be attributed to an increase in a higher proportion of income being earned in lower tax jurisdictions.

Net income before cumulative effect of a change in accounting principle improved by 31.6% to $3.6 million for the 2006 first quarter compared to $2.8 million for the same quarter in 2005. This resulted in basic and diluted earnings per share from net income before cumulative effect of a change in accounting principle of $0.29 and $0.28 respectively for the first quarter of 2006 compared to basic and diluted earnings per share from operations of $0.22 for the first quarter of 2005. The weighted average number of shares for the current quarter was 12.7 million basic and 12.9 million diluted compared to 12.4 million basic and 12.8 million diluted shares in the first quarter of 2005.

On January 1, 2006 the Company adopted SFAS 123(R), "Share-Based Payment", using the modified prospective transition method. In accordance with the standard the company recognized $0.1 million of income as cumulative effect of a change in accounting principle. Therefore net income after cumulative effect of a change in accounting principle was $3.8 million resulting in basic and diluted earnings per share of $0.30 and $0.29 respectively for the first quarter of 2006.

SEGMENTED RESULTS

Less-Than-Truckload (LTL)

The table below provides summary information for the LTL segment for the three-month periods ended March 31:

For the three months ended March 31,
(in thousands)	2006	2005	2006 vs 2005

Revenue	$97,423	$76,105	28.0%
Income from operations	5,068	3,263	55.3%
Operating ratio	94.8%	95.7%

Number of shipments (2)	665,063	562,170	18.3%
Weight (000s of lbs) (3)	1,044,377	885,265	18.0%
Revenue per shipment (4)	$146.49	$135.39	8.2%
Revenue per hundredweight (5)	$9.33	$8.60	8.5%

The LTL segment posted significant improvement in the first quarter of 2006 compared to the same period a year ago, revenue and income from operations increased 28.0% and 55.3% respectively. For the first quarter, shipments, tonnage and revenue per hundredweight increased 18.3%, 18.0% and 8.5% respectively compared to the 2005 first quarter. The acquisitions of CTL on May 31, 2005 and SWE on January 3, 2006 were primary contributors, however 34.7% revenue growth in the cross-border line of business also contributed to the improvement. Income from opeations at Vitran's legacy LTL business unit was negatively impacted by a $0.8 million increase in healthcare expense in the first quarter of 2006 compared to the 2005 first quarter. Consequently the LTL segment posted an operating ratio of 94.8% in the first quarter of 2006 compared to 95.7% in the first quarter of 2005.

Logistics

The table below provides summary information for the Logistics segment for the three-month periods ended March 31:

For the three months ended March 31
(in thousands)	2006	2005	2006 vs 2005

Revenue	$9,412	$8,876	6.0%
Income from operations	514	364	41.2%
Operating ratio	94.5%	95.9%

Revenue and income from operations for the Logistics segment were up 6.0% and 41.2% for the first quarter of 2006 compared to the same period in 2005. Revenue increases were attributable to developments in the brokerage and supply chain management units that led to an increase in income from operations. The supply chain unit contributed to the revenue improvement by utilizing the entire capacity of its recently commissioned 185,000sqft dedicated facility in Toronto.

Truckload

The table below provides summary information for the Truckload segment for the three-month periods ended March 31:

For the three months ended March 31
(in thousands)	2006	2005	2006 vs 2005
Revenue	$8,292	$8,960	(7.5%)
Income from operations	410	742	(44.7%)
Operating ratio	95.1%	91.7%

Revenue for the Truckload segment in the first quarter of 2006 decreased 7.5% to $8.3 million compared to $9.0 million in the first quarter of 2005. Although the pricing environment remained firm as revenue per total mile(6) was flat compared to the 2005 first quarter, shipments declined 13.1% resulting in the decline in revenue and operating income. Partially offsetting the impact of the decline in shipments were operating efficiencies achievement by a 24.2% reduction in deadhead miles expense and a 20.9% reduction in trailer lease costs in the first quarter of 2006 compared to the first quarter of 2005. As a result the Truckload segment posted an operating ratio of 95.1% in the first quarter of 2006 compared to 91.7% for the first quarter of 2005.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow from continuing operations before working capital changes increased to $6.5 million for the 2006 first quarter compared to $4.8 million in 2005. The growth is primarily attributable to increases in net income and depreciation and amortization expense. Non-cash working capital changes contributed $2.0 million in the first quarter of 2006 compared to consuming $2.2 million for the same period a year ago. While accounts receivable increased at March 31, 2006 compared to December 31, 2005 due to higher revenue, average days sales outstanding declined to a record low of 36.5 days for the Company. Accounts payable and accrued liabilities increased compared to December 31, 2005 due to the timing of payments.

Interest-bearing debt decreased to $10.2 million at March 31, 2006 from $14.4 million at the end of 2005. During the first quarter the Company repaid $1.3 million of interest-bearing debt under the term debt facility as well as $3.0 million of interest-bearing debt under the revolving credit facility. Interest-bearing debt at March 31, 2006 is comprised of $10.1 million drawn under the term debt credit facility and a capital lease of $0.1 million.

On January 3, 2006 the Company purchased all the assets and selected liabilities of SWE for an aggregate purchase price of $2.5 million, comprised of $2.3 million of cash and a $0.2 million note payable to the vendor in April 2007. The cash portion of the transaction was financed from existing cash on hand.

Capital expenditures amounted to $1.9 million for the first quarter of 2006 and were funded out of operating cash flows of the Company. Capital expenditures for the 2006 first quarter compared to the same period a year ago declined as many of the purchases in the 2005 first quarter were deferred from the fourth quarter of 2004. The table below sets forth the Company's capital expenditures for the three-month period ended March 31, 2006.

For the three months ended March 31,
	2006	2005
Real estate and buildings	$11	$0
Tractors	284	415
Trailing fleet	818	5,199
Information technology	359	523
Leasehold improvements	19	16
Other equipment	387	69
Total	$1,878	$6,222

Management estimates that cash capital expenditures, excluding real estate additions for the remainder of 2006 will be between $11.0 million and $15.0 million the majority of which will be for tractors and trailing fleet. Real estate additions, the majority of which will be for the construction of the new Toronto service centre, will be between $15.0. and $18.0 million. The Company also anticipates entering into operating leases to fund the acquisition of equipment with a capital cost of between $2.0 million and $5.0 million. The Company expects to finance its capital requirements with cash flow from operations, and if required, its $28.4 million of unused credit facilities.

The company has contractual obligations that include long-term debt consisting of a term debt facility, capital leases for operating equipment in the Logistics segment and off-balance sheet operating leases primarily consisting of tractor, trailing fleet and real estate leases. Operating leases form an integral part of the Company's financial structure and operating methodology as they provide an alternative cost effective and flexible form of financing. The following table summarizes our significant contractual obligations and commercial commitments as of March 31, 2006:

(in thousands of dollars)	Payments due by period
Contractual Obligations	Total	2006	2007 & 2008	2009 & 2010		Thereafter

Long-term debt (LIBOR 6.34%)	$10,122	$4,500	$5,622	$	Nil	$	Nil
Capital lease obligations	67	26	41		Nil		Nil
Sub-total	10,189	4,526	5,663		Nil		Nil
Capital expenditure commitments	5,200	5,200	Nil		Nil		Nil
Operating leases	37,526	10,208	18,177		6,507		2,634
Total Contractual Obligations	$52,915	$19,934	$23,840		$6,507		$2,634

In addition to the above noted contractual obligations, the Company, as at March 31, 2006, utilized the revolving credit facility for standby letters of credit of $6.6 million. The letters of credit are used as collateral for self-insured retention of insurance claims.

A significant decrease in demand for the Company's services could limit the Company's ability to generate cash flow and affect its profitability. The Company's credit agreement contains certain financial maintenance tests that require the Company to achieve stated levels of financial performance, which, if not achieved, could cause an acceleration of the payment schedules. Management does not anticipate a significant decline in business levels or financial performance and expects that existing working capital, together with available revolving facilities, is sufficient to fund operating and capital requirements in 2006 as well as service the contractual obligations.

OUTLOOK

The first quarter of 2006 was Vitran's eighteenth consecutive quarter of year-over-year net income improvement. The LTL and Logistics segments improved significantly bettering the prior year quarterly results. The Company's two latest acquisitions CTL and SWE operated at expected levels and contributed to the record first quarter results.

For the remainder of 2006 management will focus on cross-selling initiatives between the CTL region and the Company's legacy LTL footprint in the Central States. It is management's estimate that the full linehaul model and cross-selling marketing campaign will be complete by the end of the 2006 second quarter. Therefore for the second half of 2006 information technology initiatives and cross-selling plans will be developed for the SWE region. The Canadian LTL unit will continue to focus on achieving profitable revenue growth and the construction of its new Toronto cross-dock facility.

QUARTERLY RESULTS

United States GAAP
(thousands of dollars	2006	2005	2005	2005	2005	2004	2004	2004
except per share amounts)	Q1	Q4	Q3	Q2	Q1	Q4	Q3	Q2
Revenue	$115,127	$112,975	$116,226	$105,050	$93,941	$96,523	$96,995	$93,931
Income from operations	4,972	6,937	7,647	7,013	3,659	4,737	6,193	5,870
Net Income	3,764	5,012	5,376	4,796	2,754	4,365	4,542	4,387
Earnings per share:
Basic	$0.30	$0.40	$0.43	$0.39	$0.22	$0.35	$0.37	$0.36
Diluted	0.29	0.39	0.42	0.38	0.22	0.34	0.36	0.34
Weighted average number of
shares:
Basic	12,652,075	12,618,416	12,584,358	12,447,300	12,411,968	12,417,594	12,339,956	12,266,703
Diluted	12,934,751	12,930,661	12,921,695	12,778,285	12,754,930	12,771,235	12,774,744	12,771,784

Canadian GAAP (7)
(thousands of dollars	2006	2005	2005	2005	2005	2004	2004	2004
except per share amounts)	Q1	Q4	Q3	Q2	Q1	Q4	Q3	Q2
Revenue	$115,127	$112,975	$116,226	$105,050	$93,941	$96,523	$96,995	$93,931
Income from operations	4,972	6,937	7,647	7,013	3,659	4,737	6,193	5,870
Net Income	3,623	5,012	5,376	4,796	2,754	4,365	4,542	4,387
Earnings per share:
Basic	$0.29	$0.40	$0.43	$0.39	$0.22	$0.35	$0.37	$0.36
Diluted	0.28	0.39	0.42	0.38	0.22	0.34	0.36	0.34
Weighted average number of
shares:
Basic	12,652,075	12,618,416	12,584,358	12,447,300	12,411,968	12,417,594	12,339,956	12,266,703
Diluted	12,934,751	12,930,661	12,921,695	12,778,285	12,754,930	12,771,235	12,774,744	12,771,784

Definitions of non-GAAP measures:

(1)  Operating ratio ("OR") is a non-GAAP financial measure which does not have any standardized meaning prescribed by GAAP. OR is the sum of operating expenses, selling, general and administrative expenses, other expenses (income), and depreciation and amortization expense, divided by revenue. OR allows management to measure the Company and its various segments' operating efficiency. OR is a widely recognized measure in the transportation industry which provides a comparable benchmark for evaluating the Company's performance compared to its competitors. Investors should also note that the Company's presentation of OR may not be comparable to similarly titled measures by other companies. OR is calculated as follows:

Three months ended March 31,
	2006	2005
Operating expenses	$ 97,121	$ 80,144
Selling, general and administrative expenses	10,743	8,817
Other expenses (income)	(116)	(10)
Depreciation and amortization expense	2,407	1,331
	$110,155	$ 90,282
Revenue	$115,127	$ 93,941
Operating ratio ("OR")	95.7%	96.1%

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

(7)  Please see Note 12 to the Interim Consolidated Financial Statements for differences between United States and Canadian GAAP.

Sean P. Washchuk
Vice President Finance &
Chief Financial Officer	April 19, 2006

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to the impact of interest rate changes. The Company is exposed to changes in interest rates on its borrowings under the term bank facility that has a variable interest rate tied to the LIBOR rate. The term bank credit of $10.1 million had a weighted-average interest rate on borrowings of 5.45% in the first three months of 2006. Management estimates that the fair value of the term credit approximates the carrying value.

(in thousands of dollars)		Payments due by period

Long-term debt	Total	2006	2007 & 2008		2009 & 2010		Thereafter

Variable Rate
Term bank credit	$10,122	$4,500	$5,622	$	Nil	$	Nil
Average interest rate	6.34%	6.34%	6.34%
Fixed Rate
Capital lease obligation	67	26	41		Nil		Nil
Average interest rate	6.79%	6.79%	6.79%
Total	$10,189	$4,526	$5,663	$	Nil	$	Nil

The Company is exposed to foreign currency risk as fluctuations in the United States dollar against the Canadian dollar can impact the financial results of the Company. The Company's Canadian operations realize foreign currency exchange gains and losses on the United States dollar denominated revenue generated against Canadian dollar denominated expenses. Furthermore, the Company reports its results in United States dollars thereby exposing the results of the Company's Canadian operations to foreign currency fluctuations. In addition, the Company's United States dollar debt of $10.1 million is designated as a hedge of the investment in the United States' self-sustaining foreign operations.

Item 4. Controls and Procedures

a)   As of April 19, 2006, the Chief Executive Officer and the Chief Financial Officer evaluated the effectiveness of the Company's disclosure controls and procedures in accordance with Rule 13a-15 under the Exchange Act for the quarter ended March 31, 2006. Based on their evaluation, the Company's Chief Executive Officer and the Chief Financial Officer concluded that Vitran's disclosure controls and procedures enable Vitran to record, process, summarize and report in a timely manner the information that we are required to disclose in our Exchange Act reports.

b)   There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

The Company is subject to various legal proceedings and claims that have arisen in the ordinary course of its business that have not been fully adjudicated. Many of these are covered in whole or in part by insurance. The management of Vitran does not believe that these actions, when finally concluded and determined, will have a significant adverse effect upon Vitran's financial condition, results of operations or cash flows.

Item 1A. Risk Factors

See Part 1A of the Company's 2005 Annual Report on Form 10-K.

Item 2. Changes in Securities and Use of Proceeds

On February 13, 2006 Vitran commenced a normal course issuer bid to repurchase up to 632,381 Common Shares by way of open market purchases through the facilities of the Toronto Stock Exchange. The normal course issuer bid expires on February 12, 2007. All shares repurchased are cancelled. The following table summarizes the purchases in the first quarter of 2006:

Maximum number
			Total number of	of Common Shares
	Number of	Average price paid	Common Shares as	that may yet be
	Common Shares	per Common Share	part of a publicly	purchased under the
Period	purchased	(CAD)	announced plan	plan

Feb. 13 to Feb. 28, 2006	--	--	--	632,381
Mar. 1 to Mar. 31, 2006	--	--	--	632,381
Total	--	--	--

Item 3. Defaults Upon Senior Securities --- None

Item 4. Submission of Matters to a Vote of Security Holders

a)   On April 19, 2006 the Company held an Annual Meeting of Shareholders.

b)   The following directors with the indicated number of votes set forth below:

Nominee	For	Withheld

Richard D. McGraw	5,966,800	3,126,808
Richard E. Gaetz	8,690,964	402,644
Anthony F. Griffiths	8,570,764	522,844
John R. Gossling	8,905,964	187,644
Georges L Hébert	8,905,964	187,644
William S. Deluce	8,905,964	187,644

c)   The proposal for the ratification of the appointment of KPMG LLP as Independent Auditors for 2006 was voted on and approved at the meeting by the following vote: For: 8,831,887 Withheld: 261,723

Item 5. Other Information --- None

Item 6. Exhibits and Reports on Form 8-K

Exhibits

Exhibit
Number	Description of Exhibit

31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 19, 2006.
32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated April 19, 2006.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VITRAN CORPORATION INC.

/s/ SEAN P. WASHCHUK
Sean P. Washchuk
Date: April 19, 2006	Vice President of Finance and
Chief Financial Officer
(Principle Financial Officer)

/s/ FAYAZ D. SULEMAN
Fayaz D. Suleman
Date: April 19, 2006	Corporate Controller
(Principle Accounting Officer)