Form 10-Q
period 2006-06-30
VITRAN CORP INC
filed 2006-07-25
CIK 946823

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTER ENDED JUNE 30, 2006
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
The number of shares of common stock outstanding at July 19, 2006 was 12,744,936.

Part I. Financial Information
Item 1: Financial Statements
VITRAN CORPORATION INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands of United States dollars except for per share amounts)

	Three months	Three months	Six months	Six months
	Ended	Ended	Ended	Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
	(US GAAP)	(US GAAP)	(US GAAP)	(US GAAP)

Revenue	$123,641	$105,050	$238,768	$198,991
Operating expenses	101,307	86,742	198,428	166,886
Selling, general and administrative expenses	11,737	9,795	22,480	18,612
Other income	(40)	(17)	(156)	(27)
Depreciation and amortization expense	2,509	1,517	4,916	2,848

Total operating expenses	115,513	98,037	225,668	188,319

Income from operations before undernoted	8,128	7,013	13,100	10,672
Interest expense, net	171	86	347	38

Income from operations before income taxes	7,957	6,927	12,753	10,634
Income taxes	2,181	2,131	3,354	3,084

Net income before cumulative effect of change in accounting principle	5,776	4,796	9,399	7,550

Cumulative effect of a change in accounting principle (note 8)	—	—	141	—

Net income	$5,776	$4,796	$9,540	$7,550

Earnings per share:
Basic — net income before cumulative effect of a change in accounting principle	$0.45	$0.39	$0.74	$0.61
Basic — cumulative effect of a change in accounting principle	—	—	0.01	—

Basic — net income	$0.45	$0.39	$0.75	$0.61

Diluted — net income before cumulative effect of a change in accounting principle	0.45	0.38	0.73	0.59
Diluted — cumulative effect of a change in accounting principle	—	—	0.01	—

Diluted — net income	$0.45	$0.38	$0.74	$0.59

Weighted average number of shares:
Basic	12,732,644	12,447,300	12,692,582	12,429,732
Diluted	12,964,761	12,778,285	12,950,673	12,767,134

See accompanying notes to consolidated financial statements

VITRAN CORPORATION INC.
CONSOLIDATED BALANCE SHEETS
(In thousands of United States dollars)

	June 30, 2006	Dec. 31, 2005	Dec. 31, 2005
			(CDN GAAP
			as previously
	(US GAAP)	(US GAAP)	reported)
	(Unaudited)	(Audited)	(Audited)

Assets
Current assets:
Cash and cash equivalents	$13,317	$14,592	$14,592
Accounts receivable	54,420	46,587	46,587
Inventory, deposits, prepaid expenses	7,148	8,396	8,396
Future income taxes	2,668	1,442	1,442

	77,553	71,017	71,017
Capital assets	75,761	66,807	66,807
Intangible assets (note 6)	2,853	2,456	2,456
Goodwill (note 7)	62,917	61,448	61,448

	$219,084	$201,728	$201,728

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$49,988	$41,362	$41,362
Income and other taxes payable	1,222	1,124	1,124
Current portion of long-term debt	2,161	5,845	5,845

	53,371	48,331	48,331
Long-term debt	7,401	8,588	8,588
Future income taxes	6,805	5,007	5,007

Shareholders’ equity:
Common shares, no par value, unlimited authorized, 12,744,936 and 12,647,636 issued and outstanding at June 30, 2006 and December 31, 2005, respectively	64,130	63,604	63,604
Additional paid-in capital	1,177	956	956
Retained earnings	81,093	71,553	72,310
Cumulative translation adjustment	—	—	2,932
Accumulated other comprehensive income	5,107	3,689	—

	151,507	139,802	139,802

	$219,084	$201,728	$201,728

Contingent liabilities (note 11)
See accompanying notes to consolidated financial statements.

VITRAN CORPORATION INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited, US GAAP)

					Accumulated
			Additional		other	Total
	Common shares		Paid-in	Retained	comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	income	Equity

December 31, 2005	12,647,636	$63,604	$956	$71,553	$3,689	$139,802
Shares issued upon exercise of employee stock options	97,300	526	(47)			$479
Net income				9,540		$9,540
Other comprehensive income					1,418	$1,418
Share based compensation			409			$409
Cumulative effect of a change in accounting principle			(141)			$(141)

June 30, 2006	12,744,936	$64,130	$1,177	$81,093	$5,107	$151,507

					Accumulated
			Additional		other	Total
	Common shares		Paid-in	Retained	comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	income	Equity

December 31, 2004	12,419,678	$60,798	$323	$54,215	$3,849	$119,185
Shares issued upon exercise of employee stock options	13,500	42				$42
Shares repurchased for cancellation	(55,800)	(273)		(558)		$(831)
Net income				7,550		$7,550
Other comprehensive income					(1,656)	$(1,656)
Share based compensation			293			$293
Shares issued upon acquisition of subsidiary	202,458	2,800				$2,800

June 30, 2005	12,579,836	$63,367	$616	$61,207	$2,193	$127,383

VITRAN CORPORATION INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands of United States dollars)

	Three months	Three months	Six months	Six months
	Ended	Ended	Ended	Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
	(US GAAP)	(US GAAP)	(US GAAP)	(US GAAP)

Cash provided by (used in):

Net income	$5,776	$4,796	$9,540	$7,550
Items not involving cash from operations
Depreciation and amortization expense	2,509	1,517	4,916	2,848
Future income taxes	195	82	572	647
Stock based compensation expense	219	164	409	293
Gain on sale of capital assets	(40)	(17)	(156)	(27)
Cumulative effect of a change in accounting principle	—	—	(141)	—
Change in non-cash working capital components	(1,509)	254	446	(1,995)

	7,150	6,796	15,586	9,316
Investments:
Purchase of capital assets	(9,651)	(623)	(11,529)	(6,845)
Proceeds on sale of capital assets	1,384	24	1,554	38
Marketable securities	—	27,412	—	28,781
Acquisition of subsidiary	—	(26,499)	—	(26,499)
Acquisition of business assets	—	—	(2,251)	—

	(8,267)	314	(12,226)	(4,525)
Financing:
Repayment of revolving credit facility	—	—	(2,985)	—
Repayment of long-term debt	(631)	(570)	(1,952)	(1,140)
Issue of common shares upon exercise of stock options	158	25	479	42
Repurchase of common shares	—	(164)	—	(856)

	(473)	(709)	(4,458)	(1,954)
Effect of translation adjustment on cash	(63)	(630)	(177)	(676)

Increase (decrease) in cash position	(1,653)	5,771	(1,275)	2,161
Cash position, beginning of period	14,970	3,765	14,592	7,375

Cash position, end of period	$13,317	$9,536	$13,317	$9,536

Change in non-cash working capital components:
Accounts receivable	$(4,083)	$(386)	$(6,429)	$(3,747)
Inventory, deposits and prepaid expenses	1,438	(1,779)	1,626	(1,455)
Income and other taxes payable	510	349	98	(412)
Accounts payable and accrued liabilities	626	2,070	5,151	3,619

	$(1,509)	$254	$446	$(1,995)

See accompanying notes to consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands of United States dollars except for per share amounts)
1. Accounting Policies
The interim consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles with a reconciliation to Canadian generally accepted accounting principles in note 13. The Ontario Business Corporations Act (“OBCA”) regulations allow issuers that are required to file reports with the Securities and Exchange Commission in the United States to file financial statements under United States GAAP to meet their continuous disclosure obligations in Canada. Prior to 2006 Vitran prepared its consolidated financial statements in accordance with Canadian GAAP with a reconciliation to United States GAAP. The interim consolidated financial statements do not contain all the disclosures required by United States and Canadian generally accepted accounting principles. The interim consolidated financial statements have been prepared in accordance with instructions to Quarterly Report on Form 10-Q. The interim consolidated financial statements should be read in conjunction with the Company’s 2005 Annual Report and the 2005 Annual Report on Form 10-K with emphasis on note 16 which describes the differences between United States and Canadian GAAP. The interim consolidated financial statements follow the same accounting principles and methods of application as the most recent annual consolidated financial statements as there are no material differences in the Company’s accounting policies between United States and Canadian GAAP at June 30, 2006 other than as denoted in note 13.
These unaudited consolidated interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair presentation of the results of the interim period presented. Operating results for the quarter ended June 30, 2006 are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 2006.
All amounts in these consolidated interim financial statements are expressed in United States dollars, unless otherwise stated.
2. New Accounting Pronouncements
SFAS 156 amends SFAS Statement No.140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, with respect to the accounting for separately recognized servicing assets and servicing liabilities. The Statement addresses the recognition and measurement of separately recognized servicing assets and liabilities and provides an approach to simplify efforts to obtain hedge-like (offset) accounting. SFAS 56 will be adopted January 1, 2007 as required by the statement. The requirements of SFAS 156 are not expected to have an effect on the Company’s consolidated financial statements.
SFAS 155 amends SFAS 133, Accounting for Derivatives and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and allows an entity to remeasure at fair value a hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation from the host, if the holder irrevocably elects to account for the whole instrument on a fair value basis. Subsequent changes in the fair value of the instrument would be recognized in earnings. SFAS 155 will be adopted January 1, 2007 as required by the statement. The requirements of SFAS 155 are not expected to have an effect on the Company’s consolidated financial statements.

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
For reporting purposes, the Canadian operations are translated into United States dollars using the current rate method. Under this method, all assets and liabilities are translated at the period-end rate of exchange and all revenue and expense items are translated at the average rate of exchange for the period. The resulting translation adjustment is recorded as a separate component of shareholders equity. United States dollar debt of $9.5 million is designated as a hedge of the investment in the United States dollar functional operations.
4. Deferred Share Units
In addition to the Directors DSU plan disclosed in the Company’s 2005 Annual Report on Form 10-K, commencing January 1, 2006 the Company adopted a DSU plan for senior executives. Under this plan, eligible senior executives receive units at the end of each quarter based on the market price of common shares equivalent to the senior executive’s entitlement. The entitlement amount varies based on the senior executive’s position in the Company and the years of eligible service. The maximum entitlement amount varies between $2,500 and $20,000 per annum. The Company records compensation expense and the corresponding liability each period based on changes in the market price of common shares.
5. Acquisition
On January 3, 2006, the Company acquired all the assets and selected liabilities of Sierra West Express Inc. (“SWE”), a private LTL carrier headquartered in Sparks, Nevada. SWE added eight new terminals to Vitran’s network in the states of Nevada, California and Arizona. The acquisition was an asset purchase with an aggregate purchase price of $2.5 million, comprised of $2.3 million of cash and a $0.2 million note payable to the vendor in April 2007. The results of operations of SWE are included in the consolidated results of the Company commencing January 3, 2006. The cash portion of the transaction was financed from existing cash on-hand.
     The following table summarizes the final estimated fair value of the assets acquired and selected liabilities assumed at the date of the acquisition.

Current assets	$1,776
Capital assets	2,127
Identifiable intangible assets:
Covenants not-to-compete (3-year useful life)	45
Customer relationships (8-year useful life)	540
Goodwill	1,164

5,652
Current liabilities	3,155

Total purchase price	$2,497

The following pro forma financial information reflects the results of operations of Vitran as if the acquisition of SWE had taken place on January 1, 2005. The pro forma financial information also reflects the results of operations of Chris Truck Line (“CTL”) as if the acquisition had taken place on January 1, 2005. The CTL acquisition took place on May 31, 2005 and was previously disclosed in Vitran’s 2005 Annual Report on Form 10-K. The pro forma financial information is not necessarily indicative of the results as it would have been if the acquisition had been effected on the assumed date and is not necessarily indicative of future results:

	Three months	Six months
	Ended	Ended
	June 30, 2005	June 30, 2005

Pro forma revenue	$114,118	$219,284
Pro forma net income	$5,529	$9,036
Pro forma diluted earnings per share	$0.43	$0.70
6. Intangible Assets

	June 30, 2006	December 31, 2005

Customer relationship	$2,840	$2,300
Covenants not-to compete	285	240

	3,125	2,540
Accumulated amortization	(272)	(84)

	$2,853	$2,456

7. Goodwill

Goodwill

Balance at December 31, 2005	$61,448
Foreign exchange on CDN$ denominated goodwill	305
Acquisition of business assets	1,164

Balance at June 30, 2006	$62,917
8. Stock Option Plan
Under the Company’s stock option plan, options to purchase Common Shares of the Company may be granted to key employees, officers and directors of the Company and its affiliates by the Board of Directors or by the Company’s Compensation Committee. There are 767,700 options outstanding under the plan. The term of each option is ten years and the vesting period is generally five years. The exercise price for options is the trading price of the Common Shares of the Company on the Toronto Stock Exchange on the day of the grant.
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

On January 1, 2006, the Company adopted SFAS 123(R), “Share-Based Payment”, using the modified prospective transition method. In accordance with the modified prospective transition method, the consolidated financial statements have not been restated to reflect the impact of SFAS 123(R).
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
The Company recorded in income $0.1 million related to the cumulative effect of a change in accounting principle as of January 1, 2006. In accordance with SFAS 123 the Company recognized compensation expense assuming all awards will vest and reversed recognized compensation expense for forfeited awards only when the awards were actually forfeited. SFAS 123(R) requires an estimate of forfeitures when recognizing share-based compensation expense. Compensation expense recognized under SFAS 123(R) for the six months ended June 30, 2006 was $0.4 million (June 30, 2005 — $0.3 million).
The fair value of each stock option granted was estimated using the Black-Scholes fair value option-pricing model with the following assumptions:

2006

Options granted	102,500
Risk-free interest rate	4.19%
Dividend yield	—
Volatility factor of the future expected market price of the Company’s common shares	33.22%
Expected life of the options	6 years
The weighted average estimated fair value at the date of grant for the options granted in 2006 was $7.69 per share.
9. Comprehensive income (loss)
The components of other comprehensive income (loss) such as changes in foreign currency adjustments are required to be added to the Company’s reported net income to arrive at comprehensive net income (loss). Other comprehensive income (loss) items have no impact on the reported net income as presented on the Consolidated Statements of Income.
The following are the components of other comprehensive income, net of income taxes:

	Three months	Three months	Six months	Six months
	Ended	Ended	Ended	Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005

Net income	$5,776	$4,796	$9,540	$7,550
Translation adjustment (1)	1,779	(1,256)	1,418	(1,656)

Other comprehensive income	$1,779	$(1,256)	$1,418	$(1,656)
Comprehensive net income	$7,555	$3,540	$10,958	$5,894

(1)	The cumulative translation adjustment represents the unrealized translation gains and losses from the translation of the Canadian dollar functional currency to the United States dollar reporting currency.

10. Computation of Earnings per Share

	Three months	Three months	Six months	Six months
	Ended	Ended	Ended	Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005

Numerator:
Net income	$5,776	$4,796	$9,540	$7,550

Denominator:
Basic weighted-average shares outstanding	12,732,644	12,447,300	12,692,582	12,429,732
Dilutive stock options	232,117	330,985	258,091	337,402
Dilutive weighted-average shares outstanding	12,964,761	12,778,285	12,950,673	12,767,134

Basic earnings per share before cumulative effect of a change in accounting principle	$0.45	$0.39	$0.74	$0.61
Effect of a change in accounting principle	$—	$—	$0.01	$—
Basic earnings per share	$0.45	$0.39	$0.75	$0.61

Diluted earnings per share before cumulative effect of a change in accounting principle	$0.45	$0.38	$0.73	$0.59
Effect of a change in accounting principle	$—	$—	$0.01	$—
Diluted earnings per share	$0.45	$0.38	$0.74	$0.59
Diluted earnings per share exclude the effect of 465,900 options.
11. Contingent Liabilities
The Company is subject to legal proceedings that arise in the ordinary course of business. In the opinion of management, the aggregate liability, if any, with respect to these actions will not have a material adverse effect on the consolidated financial position, results of operations or cash flows. Legal costs are expensed as incurred.
12. Segmented Information

Three months ended	Less-than-				Corporate Office	Consolidated
June 30, 2006	truckload	Logistics	Truckload	Total	and Other	Totals

Revenue	$105,213	$10,251	$8,177	$123,641	$—	$123,641
Operating, selling, general and administrative expenses	95,023	9,509	7,446	111,978	1,066	113,044
Other income	(43)	—	3	(40)	—	(40)
Depreciation and amortization	2,194	104	198	2,496	13	2,509

Income (loss) from operations	$8,039	$638	$530	$9,207	$(1,079)	8,128
Interest expense, net						171
Income taxes						2,181

Net income						$5,776

Three months ended	Less-than-				Corporate Office	Consolidated
June 30, 2005	truckload	Logistics	Truckload	Total	and Other	Totals

Revenue	$86,429	$9,615	$9,006	$105,050	$—	$105,050
Operating, selling, general and administrative expenses	78,527	8,910	8,170	95,607	930	96,537
Other income	(2)	—	(15)	(17)	—	(17)
Depreciation	1,279	90	135	1,504	13	1,517

Income (loss) from operations	$6,625	$615	$716	$7,956	$(943)	7,013
Interest income, net						86
Income taxes						2,131

Net income						$4,796

12. Segmented Information (continued)

Six months ended	Less-than-				Corporate Office	Consolidated
June 30, 2006	truckload	Logistics	Truckload	Total	and Other	Totals

Revenue	$202,636	$19,663	$16,469	$238,768	$—	$238,768
Operating, selling, general and administrative expenses	185,370	18,323	15,140	218,833	2,075	220,908
Other income	(159)	—	3	(156)	—	(156)
Depreciation and amortization	4,318	188	386	4,892	24	4,916

Income (loss) from operations	$13,107	$1,152	$940	$15,199	$(2,099)	13,100
Interest expense, net						347
Income taxes						3,354

Net income before cumulative effect of a change in accounting principle						9,399

Effect of change in accounting principle						141

Net income						$9,540

Six months ended	Less-than-				Corporate Office	Consolidated
June 30, 2005	truckload	Logistics	Truckload	Total	and Other	Totals

Revenue	$162,533	$18,492	$17,966	$198,991	$—	$198,991
Operating, selling, general and administrative expenses	150,297	17,329	16,246	183,872	1,626	185,498
Other income	(12)	—	(15)	(27)	—	(27)
Depreciation	2,361	183	277	2,821	27	2,848

Income (loss) from operations	$9,887	$980	$1,458	$12,325	$(1,653)	10,672
Interest income, net						38
Income taxes						3,084

Net income						$7,550

13. United States and Canadian accounting policy differences:
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

(a)	Consolidated reconciliation of net income and shareholders’ equity

Net Income and Shareholders’ equity reconciled to Canadian GAAP is as follows:

	Net Income		Net income
	Three months ended		Six months ended		Shareholders’ equity
	2006	2005	2006	2005	2006	2005

Balance as at June 30 based on United States GAAP	$5,776	$4,796	$9,540	$7,550	$151,507	$127,383
Effect of a change in accounting principle (1)	—	—	(141)	—	(141)	—
Foreign exchange adjustment (2)	—	—	—	—	858	858
Unrealized foreign exchange loss on derivative instrument	—	—	—	—	(101)	(101)
Accumulated other comprehensive income adjustment (3)	—	—	—	—	(757)	(757)

Balance as at June 30 based on Canadian GAAP	$5,776	$4,796	$9,399	$7,550	$151,366	$127,383

(1)	The adoption of SFAS 123(R) – Share Based Payments as described in note 8 only applies to United States GAAP. Therefore, the effect of a change in accounting principle does not impact Canadian GAAP net income.

(2)	The Company had foreign exchange gains of $0.9 million that did not represent a substantially complete liquidation of a foreign operation. Under Canadian GAAP these gains were recognized upon the transfer into income of the related cumulative translation adjustment. Under United States GAAP, there is no reduction of the cumulative translation adjustment account. Retained earnings under Canadian GAAP is increased $0.9 million with a corresponding decrease to the cumulative translation adjustment.

(3)	The concept of Comprehensive Income is not currently a requirement under Canadian GAAP. The CICA has issued a new accounting standard “Comprehensive Income” which the Company will adopt effective January 1, 2007.

Earnings per share

	Three months	Three months	Six months	Six months
	Ended	Ended	Ended	Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005

Earnings per share under Canadian GAAP
Basic	$0.45	$0.39	$0.74	$0.61
Diluted	$0.45	$0.38	$0.73	$0.59

	Three months	Three months	Six months	Six months
	Ended	Ended	Ended	Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005

Weighted average number of shares:
Basic	12,732,644	12,447,300	12,692,582	12,429,732
Potential exercise of stock options	232,117	330,985	258,091	337,402
Diluted	12,964,761	12,778,285	12,950,673	12,767,134

(b)	Stock-based compensation

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

	Three months	Three months	Six months	Six months
	Ended	Ended	Ended	Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005

Net income, as reported under Canadian GAAP	$5,776	$4,796	$9,399	$7,550
Pro forma net income	$5,764	$4,785	$9,376	$7,528
Pro forma basic earnings per share	$0.45	$0.38	$0.74	$0.61
Pro forma diluted earnings per share	$0.44	$0.37	$0.72	$0.59
14. Comparative figures
Certain comparative figures have been reclassified to conform to the financial statement presentation adopted in the current year.

Item 2. Management’s Discussion and Analysis of Results of Operation
This MD&A contains forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995 and applicable Canadian securities laws. Forward-looking statements may be generally identifiable by use of the words “believe”, “anticipate”, “intend”, “estimate”, “expect”, “project”, “may”, “plans”, “continue”, “will”, “focus should” “endeavor” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on current expectations and are naturally subject to uncertainty and changes in circumstances that may cause actual results to differ materially from those expressed or implied by such forward-looking statements.
This MD&A and the documents incorporated by reference herein contain forward-looking statements regarding, but not limited to, the following:
•	the Company’s objective to expand or acquire within the LTL operation;

•	the Company’s objective to achieve profitable revenue growth;

•	the Company’s intention to improve results from operating efficiencies in the LTL segment;

•	the Company’s intention to develop profitable accounts in the Logistics segment;

•	the Company’s objective for sequential quarterly improvement with the Truckload segment ;

•	the Company’s intention to purchase a specified level of capital assets and to finance such acquisitions with cash flow from operations and, if necessary, from the Company’s unused credit facilities; and

•	the Company’s intention to realize contributions from LTL cross-selling initiatives.
Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause Vitran’s actual results, performance or achievements to differ materially from those projected in the forward-looking statements. Factors that may cause such differences include, but are not limited to technological change, increases in fuel costs, regulatory change, the general health of the economy, seasonal fluctuations, unanticipated changes in railroad capacities, exposure to credit risks, changes in labour relations and competitive factors. More detailed information about these and other factors is included in the annual MD&A on Form 10K under the heading “General Risks and Uncertainties.” Many of these factors are beyond the Company’s control; therefore, future events may vary substantially from what the Company currently foresees. You should not place undue reliance on such forward-looking statements. Vitran Corporation Inc. does not assume the obligation to revise or update these forward-looking statements after the date of this document or to revise them to reflect the occurrence of future unanticipated events, except as may be required under applicable securities laws.
Unless otherwise indicated all dollar references herein are in U.S. dollars. The Company’s Annual Report on Form 10-K, as well as all the Company’s other required filings, may be obtained from the Company at www.vitran.com or from www.sedar.com or from www.sec.gov.

OVERVIEW
The second quarter of 2006 was a record quarter for Vitran and the nineteenth consecutive quarter-over-quarter of improved net income. Vitran posted all-time quarterly bests in revenue of $123.6 million and per share earnings of $0.45 diluted. Net income improved 20.4% for the 2006 second quarter compared to the same period a year ago. The LTL segment posted the most noteworthy increase in income from operations of 21.3% for the quarter. For the 2006 six-month period revenue, income from operations and net income exceeded the 2005 six-month period 20.0%, 22.8% and 26.4%, respectively.
In addition on January 3, 2006, the Company purchased all the assets and selected liabilities of Sierra West Express Inc. (“SWE”), a regional LTL carrier operating in three states in the Western U.S. The acquisition further expanded Vitran’s existing LTL operating footprint to California, Nevada, and Arizona. The aggregate purchase price was $2.5 million, comprised of $2.3 million of cash and a $0.2 million note payable to the vendor in April 2007.
CONSOLIDATED RESULTS
The following table summarizes the Consolidated Statements of Income for the periods ended:

	For the three months ended June 30			For the six months ended June 30
(in thousands)	2006	2005	2006 vs 2005	2006	2005	2006 vs 2005

Revenue	$123,641	$105,050	17.7%	$238,768	$198,991	20.0%
Operating expenses	101,307	86,742	16.8%	198,428	166,886	18.9%
SG&A expenses	11,737	9,795	19.8%	22,480	18,612	20.8%
Other expenses (income)	(40)	(17)	135.3%	(156)	(27)	477.8%
Depreciation and amortization	2,509	1,517	65.4%	4,916	2,848	72.6%
Income from operations	8,128	7,013	15.9%	13,100	10,672	22.8%
Interest expense, net	171	86	98.8%	347	38	813.2%

Net income	5,776	4,796	20.4%	9,540	7,550	26.4%

Earnings per share:
Basic –net income	$0.45	$0.39		$0.75	$0.61
Diluted –net income	$0.45	$0.38		$0.74	$0.59

Operating Ratio(1)	93.4%	93.3%		94.5%	94.6%
Revenue increased 17.7% to $123.6 million for the second quarter of 2006 compared to $105.1 million in the second quarter of 2005. Revenue in the LTL and Logistics segments increased 21.7% and 6.6% respectively, offsetting a 9.2% decrease in the Truckload segment. For the six months ended June 30, 2006 revenue increased 20.0% to $238.8 million compared to $199.0 million for the same period in 2005. Once again revenue in the LTL and Logistics segments increased 24.7% and 6.3% respectively, offsetting a 8.3% decrease in the Truckload segment in the six month period. The revenue increases in the LTL segment for the quarter and six month period ended June 30, 2006 benefited from the acquisitions of Chris Truck Line (“CTL”) on May 31, 2005 and SWE on January 3, 2006. Detailed explanations for the improvement in revenue are discussed below in the “Segmented Results”.
Income from operations for the 2006 second quarter improved 15.9% to $8.1 million compared to $7.0 million in the second quarter of 2005. The LTL and Logistics segments recorded quarter over prior-year quarter improvements in income from operations of 21.3% and 3.7% respectively offsetting the decline of 26.0% at the Truckload segment. As a result, the Company posted a consolidated operating ratio 93.4% for the second quarter of 2006 compared to 93.3% in the second quarter of 2005. For the six months ended June 30, 2006 income from operations increased 22.7% to $13.1 million compared to $10.7 million for the same period in 2005, resulting in a consolidated operating ratio of 94.5% in 2006 compared to 94.6% in 2005. Detailed explanations for the fluctuation in income from operations are discussed below in “Segmented Results”.

Selling, general and administrative expenses (“SG&A”) increased 19.8% to $11.7 million in the second quarter compared to $9.8 million in the second quarter of 2005. For the six month period ended June 30, 2006 SG&A increased 20.8% to $22.5 million compared to $18.6 million for the same period a year ago. The increase for both the quarter and six-month period can primarily be attributed to the additional SG&A expenses related to the acquisitions of CTL and SWE, not included in the 2005 comparative figures. The remainder of the increase can be attributed to increases in non-cash employee stock options expense, healthcare expense as well as director and employee compensation related expenses. With the addition of SWE and the increase in on-going compensation related expenses, SG&A should continue to be higher than the prior year periods.
The Company incurred $0.2 million of net interest expense for the quarter ended June 30, 2006 compared to $0.1 million in the prior year quarter. Interest expense was incurred on the Company’s $9.6 million of debt in the second quarter of 2006 compared to interest income that was generated on the Company’s $31.5 million of short-term investments up to May 31, 2005 that partially offset the Company’s interest expense in the second quarter of 2005.
Income tax expense for the second quarter of 2006 was $2.2 million compared to $2.1 million for the same quarter a year ago. The effective tax rate was 27.4% for the second quarter of 2006 compared to 30.8% for the second quarter in 2005. For the six months ended June 30, 2006 the effective tax rate was 26.3% compared to 29.0% for the same period a year ago. The decrease in the effective rate can be attributed to a higher proportion of the Company’s income being earned in lower tax jurisdictions.
Net income improved by 20.4% to $5.8 million for the second quarter compared to $4.8 million for the same quarter in 2005. This resulted in basic and diluted earnings per share of $0.45 for the second quarter of 2006 compared to basic and diluted earnings per share $0.39 and $0.38, respectively for the second quarter of 2005. The weighted average number of shares for the current quarter was 12.7 million basic and 13.0 million diluted shares compared to 12.4 million basic and 12.8 million diluted shares in the second quarter of 2005. For the six months ended June 30, 2006 net income before cumulative effect of a change in accounting principle improved 24.5% to $9.4 million compared to $7.6 million in the same period a year ago. This resulted in basic and diluted earnings per share before change in cumulative effect of change in accounting principle of $0.74 and $0.73, respectively for the 2006 six-month period, compared to basic and diluted earnings per share $0.61 and $0.59 in the same period in 2005. The weighted average number of shares for the six month period of 2006 was 12.7 million basic and 13.0 million diluted shares compared to 12.4 million basic and 12.8 million diluted shares in the six-month period of 2005.
On January 1, 2006 the Company adopted SFAS 123(R), “Share-Based Payment”, using the modified prospective transition method. In accordance with the standard the company recognized $0.1 million of income as cumulative effect of a change in accounting principle. Therefore net income after cumulative effect of a change in accounting principle for 2006 six month period was $9.5 million resulting in basic and diluted earnings per share of $0.75 and $0.74 respectively.
SEGMENTED RESULTS
Less-Than-Truckload (LTL)
The table below provides summary information for the LTL segment for the periods ended June 30:

	For the three months ended June 30			For the six months ended June 30
(in thousands)	2006	2005	2006 vs 2005	2006	2005	2006 vs 2005

Revenue	$105,213	$86,429	21.7%	$202,636	$162,533	24.7%
Income from operations	8,039	6,625	21.3%	13,107	9,887	32.6%
Operating ratio	92.4%	92.3%		93.5%	93.9%

Number of shipments (2)	687,120	631,707	8.8%	1,351,650	1,193,877	13.2%
Weight (000s of lbs) (3)	1,100,523	999,131	10.1%	2,144,103	1,884,396	13.8%
Revenue per shipment (4)	$153.12	$136.83	11.9%	$149.92	$136.15	10.1%
Revenue per hundredweight (5)	$9.56	$8.65	10.5%	$9.45	$8.63	9.5%

The LTL segment showed significant growth in revenue and income from operations for the second quarter of 2006 compard to 2005 increasing 21.7% and 21.3% respectively. Shipments, tonnage and revenue per hundredweight for the 2006 second quarter increased 8.8%, 10.1% and 10.5% respectively compared to the 2005 second quarter. The acquisitions of CTL (Southwest Region) on May 31, 2005 and SWE (West Region) on January 3, 2006 were the primary contributors, however 32.2% revenue growth in the cross-border line of business also contributed to the improvement. On a regional basis the Canadian LTL business unit achieved another strong operating quarter, however, the U.S. LTL business unit’s results impacted the segments operating ratio. The acquisition of the Western Region, although operating within expected levels, unfavourably influenced the operating ratio compared to the second quarter of 2005 results. Furthermore the integration of the Kansas City service center, the final and most significant overlap service center of the new Southwest Region and the legacy Central Region was completed over the final two months of the quarter. This final step in the integration plan disrupted linehaul schedules, impacted labour productivity and claims for this two-month period. Consequently, the 2006 second quarter operating ratio was 92.4% compared to 92.3% for the 2005 second quarter. With this integration completed, early indicators in the first month of the third quarter point toward a return to a more efficient operating environment.
The results for the 2006 six-month period ended June 30, 2006 were most significantly impacted by the additions of CTL and SWE compared to the six-month period in 2005. Consequently, revenue and income from operations increased 24.7% and 32.6% respectively for the six-month period ended June 30, 2006 compared to the same period a year ago. The operating ratio improved to 93.5% in the current six month period compared to 93.9% in the 2005 year six-month period.
Logistics
The table below provides summary information for the Logistics segment for the periods ended June 30:

	For the three months ended June 30			For the six months ended June 30
(in thousands)	2006	2005	2006 vs 2005	2006	2005	2006 vs 2005

Revenue	$10,251	$9,615	6.6%	$19,663	$18,492	6.3%
Income from operations	638	615	3.7%	1,152	980	17.6%
Operating Ratio	93.8%	93.6%		94.1%	94.7%
Revenue for the Logistics segment improved 6.6% to $10.3 million for the second quarter of 2006 compared to $9.6 million in the 2005 second quarter. The Brokerage and Supply Chain business realized expected results for the quarter and posted a 3.7% improvement in income from operations compared to the second quarter of 2005. Management within the Logistics segment continue to develop new accounts that should contribute to revenue and income growth in future quarters. For the six-month period of 2006, revenue and income from operations increased 6.3% and 17.6% compared to the same period a year ago.
Truckload (TL)
The table below provides summary information for the TL segment for the periods ended June 30:

	For the three months ended June 30			For the six months ended June 30
(in thousands)	2006	2005	2006 vs 2005	2006	2005	2006 vs 2005

Revenue	$8,177	$9,006	(9.2%)	$16,469	$17,966	(8.3%)
Income from operations	530	716	(26.0%)	940	1,458	(35.5%)
Operating Ratio	93.5%	92.0%		94.3%	91.9%
Revenue for the Truckload segment in the second quarter of 2006 decreased 9.2% to $8.2 million compared to $9.0 million in the second quarter of 2005. Although the pricing environment remained stable with revenue per mile for the current quarter in line with the 2005 second quarter, a 13.6% decline in shipments resulted in a reduction in revenue and operating income. The operating ratio for the second quarter was 93.5% compared to 92.0% in the same quarter a year ago. Albeit a tight qualified driver market has impacted the segment’s desire to increase revenue and improve the operating ratio compared to 2005, on a sequential basis the quarterly operating ratio improved to 93.5% from 95.1% in the 2006 first quarter. Should the pricing environment remain stable and driver availability not deteriorate, management expects sequential quarterly improvements for the remainder of 2006.
LIQUIDITY AND CAPITAL RESOURCES
Cash flow from operations for the 2006 six-month period, before working capital changes, generated $15.1 million compared to $11.3 million in 2005 period. Non-cash working capital changes contributed $0.4 million for the 2006 six-month period compared to $2.0 million consumed for the same period a year ago. While accounts receivable increased in the second quarter of 2006 compared to December 31, 2005 due to higher revenue, average days sales outstanding for the quarter was 37.0 days for the Company.
Interest-bearing debt decreased to $9.6 million at June 30, 2006 from $14.4 million at December 31, 2005. The interest-bearing debt is comprised of $9.5 million drawn under the term bank credit facility and a capital lease of $0.1 million. During the 2006 six month period the Company repaid $4.9 million of interest-bearing debt.
During the quarter the Company amended its credit agreement increasing its borrowing capacity under its revolving credit facility to $45.0 million from $35.0 million and added a $20.0 million revolving acquisition facility. The repayment period on both of the revolving facilities and the existing term debt was extended to April 30, 2009 and the Company’s interest rate spread was reduced to 75 bps from 125 bps. At June 30, 2006 the Company had $38.3 million, net of $6.7 million in letters of credit, available to be drawn under the unused revolving credit facility.
On January 3, 2006 the Company purchased all the assets and selected liabilities of SWE for an aggregate purchase price of $2.5 million, comprised of $2.3 million in cash and $0.2 note payable to the vendor in April 2007. The cash portion of the transaction was financed from existing cash on hand.
Capital expenditures amounted to $9.7 million for the second quarter of 2006 and $11.5 million for the six-month period of 2006 and were funded out of operating cash flows of the Company. The increase in capital expenditures primarily resulted from the purchase of land and building in the Chicago market for the Logistics segment and construction expenditures for the new Toronto LTL terminal. The table below sets forth the Company’s capital expenditures for the three months and six months ended June 30, 2006

	For the three months ended June 30		For the six months ended June 30
(in thousands, unaudited)	2006	2005	2006	2005

Real Estate and buildings	$6,746	$—	$6,757	$—
Tractors	548	162	832	577
Trailing fleet	1,629	230	2,447	5,430
Information technology	171	129	530	651
Leasehold improvements	37	84	56	99
Other equipment	520	18	907	88

Total	$9,651	$623	$11,529	$6,845

Management estimates that cash capital expenditures, excluding real estate additions for the remainder of 2006 will be between $8.0 million and $12.0 million the majority of which will be for tractors and trailing fleet. Real estate additions in Toronto, Ontario; Houston, Texas; Sioux Falls, South Dakota and possibly Wichita, Kansas will be between $8.0 million and $12.0 million. The Company also anticipates entering into operating leases to fund the acquisition of equipment with a value of between $2.0 million and $5.0 million. The Company expects to finance its capital equipment requirements from cash flow from operations and if required, its unused credit facilities.
The Company has contractual obligations that include long-term debt consisting of a term debt facility, capital leases for operating equipment in the Logistics segment and off-balance sheet operating leases primarily consisting of tractor, trailing fleet and real estate leases. Operating leases form an integral part of the Company’s financial structure and operating methodology as they provide an alternative cost effective and flexible form of financing. The following table summarizes our significant contractual obligations and commercial commitments as of June 30, 2006:

(in thousands of dollars)	Payments due by period
Contractual Obligations	Total	2006	2007 & 2008	2009 & 2010	Thereafter

Long-term debt (LIBOR 5.90%)	$9,500	$1,000	$4,875	$3,625	$	Nil
Capital lease obligations	62	18	44	Nil		Nil

Sub-total	9,562	1,018	4,919	3,625		Nil
Capital expenditure commitments	1,577	1,577	Nil	Nil		Nil
Operating leases	31,475	6,520	17,879	5,697		1,379

Total Contractual Obligations	$42,614	$9,115	$22,798	$9,322		$1,379

In addition to the above noted contractual obligations, the Company, as at June 30, utilized the revolving credit facility for standby letters of credit of $6.7 million. The letters of credit are used as collateral for self-insured retention of insurance claims.
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
OUTLOOK
The second quarter of 2006 was Vitran’s nineteenth consecutive quarter of year-over-year net income improvement and a record quarter for the Company. More significantly the Company acquired SWE on January 3, 2006 and expanded its LTL footprint into the Western United States.
With final step in the integration of the Southwest Region and Vitran legacy Central Region complete, management will focus on cross-selling initiatives between the regions, yield improvement and operating efficiencies throughout the LTL segment.
Information technology initiatives and cross-selling plans are being developed for the newly acquired Western Region over the remainder of 2006. The Canadian LTL business unit will continue to focus on achieving profitable revenue and the construction of its new Toronto cross-dock facility.
Lastly, the Company remains committed to its objective to expand or acquire into new regional LTL markets contiguous to its existing LTL footprint.

     QUARTERLY RESULTS
U.S. GAAP

(thousands of dollars	2006	2006	2005	2005	2005	2005	2004	2004
except per share amounts)	Q2	Q1	Q4	Q3	Q2	Q1	Q4	Q3

Revenue	$123,641	$115,127	$112,975	$116,226	$105,050	$93,941	$96,523	$96,995
Income from operations	8,128	4,972	6,937	7,647	7,013	3,659	4,737	6,193
Net Income	5,776	3,764	5,012	5,376	4,796	2,754	4,365	4,542
Earnings per share:
Basic	$0.45	$0.30	$0.40	$0.43	$0.39	$0.22	$0.35	$0.37
Diluted	0.45	0.29	0.39	0.42	0.38	0.22	0.34	0.36
Weighted average number of shares:
Basic	12,732,644	12,652,075	12,618,416	12,584,358	12,447,300	12,411,968	12,417,594	12,339,956
Diluted	12,964,761	12,934,751	12,930,661	12,921,695	12,778,285	12,754,930	12,771,235	12,774,744
Canadian GAAP (7)

(thousands of dollars	2006	2006	2005	2005	2005	2005	2004	2004
except per share amounts)	Q2	Q1	Q4	Q3	Q2	Q1	Q4	Q3

Revenue	$123,641	$115,127	$112,975	$116,226	$105,050	$93,941	$96,523	$96,995
Income from operations	8,128	4,972	6,937	7,647	7,013	3,659	4,737	6,193
Net Income	5,776	3,623	5,012	5,376	4,796	2,754	4,365	4,542
Earnings per share:
Basic	$0.45	$0.29	$0.40	$0.43	$0.39	$0.22	$0.35	$0.37
Diluted	0.45	0.28	0.39	0.42	0.38	0.22	0.34	0.36
Weighted average number of shares:
Basic	12,732,644	12,652,075	12,618,416	12,584,358	12,447,300	12,411,968	12,417,594	12,339,956
Diluted	12,964,761	12,934,751	12,930,661	12,921,695	12,778,285	12,754,930	12,771,235	12,774,744
     Definitions of non-GAAP measures:
(1)	Operating ratio (“OR”) is a non-GAAP financial measure which does not have any standardized meaning prescribed by GAAP. OR is the sum of operating expenses, selling, general and administrative expenses, other expenses (income), and depreciation and amortization expense, divided by revenue. OR allows management to measure the Company and its various segments’ operating efficiency. OR is a widely recognized measure in the transportation industry which provides a comparable benchmark for evaluating the Company’s performance compared to its competitors. Investors should also note that the Company’s presentation of OR may not be comparable to similarly titled measures by other companies. OR is calculated as follows:

	For the three months ended June 30		For the six months ended June 30
(in thousands)	2006	2005	2006	2005

Operating expenses	$101,307	$86,742	$198,428	$166,886
Selling, general and administrative expenses	11,737	9,795	22,480	18,612
Other expenses (income)	(40)	(17)	(156)	(27)
Depreciation and amortization expense	2,509	1,517	4,916	2,848
	$115,513	$98,037	$225,668	$188,319

Revenue	$123,641	$105,050	$238,768	$198,991

Operating ratio (“OR”)	93.4%	93.3%	94.5%	94.6%

(2)	A shipment is a single movement of goods from a point of origin to its final destination as described on a bill of lading document.

(3)	Weight represents the total pounds shipped.

(4)	Revenue per shipment represents revenue divided by the number of shipments.

(5)	Revenue per hundredweight is the price obtained for transporting 100 pounds of LTL freight from point to point, calculated by dividing the revenue for an LTL shipment by the hundredweight (weight in pounds divided by 100) for a shipment.

(6)	Revenue per total mile represents revenue divided by the total miles driven.

(7)	Please see Note 13 to the Interim Consolidated Financial Statements for differences between United States and Canadian GAAP.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
The Company is exposed to the impact of interest rate changes. The Company is exposed to changes in interest rates on its borrowings under the term bank facility that has a variable interest rate tied to the LIBOR rate. The term bank credit of $9.5 million had a weighted-average interest rate on borrowings of 5.64% in the first six months of 2006. Management estimates that the fair value of the term credit approximates the carrying value.

	Payments due by period
(in thousands of dollars)	Total	2006	2007 & 2008	2009 & 2010	Thereafter

Long-term debt
Variable Rate
Term bank credit	$9,500	$1,000	$4,875	$3,625	$	Nil
Average interest rate	5.90%	5.90%	5.90%	5.90%
Fixed Rate
Capital lease obligation	62	18	44	Nil		Nil
Average interest rate	6.79%	6.79%	6.79%

Total	$9,562	$1,018	$4,919	$3,625	$	Nil

The Company is exposed to foreign currency risk as fluctuations in the United States dollar against the Canadian dollar can impact the financial results of the Company. The Company’s Canadian operations realize foreign currency exchange gains and losses on the United States dollar denominated revenue generated against Canadian dollar denominated expenses. Furthermore, the Company reports its results in United States dollars thereby exposing the results of the Company’s Canadian operations to foreign currency fluctuations. In addition, the Company’s United States dollar debt of $9.5 million is designated as a hedge of the investment in the United States’ self-sustaining foreign operations.
Item 4. Controls and Procedures
a)	As of July 19, 2006, the Chief Executive Officer and the Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures in accordance with Rule 13a-15 under the Exchange Act for the quarter ended June 30, 2006. Based on their evaluation, the Company’s Chief Executive Officer and the Chief Financial Officer concluded that Vitran’s disclosure controls and procedures enable Vitran to record, process, summarize and report in a timely manner the information that we are required to disclose in our Exchange Act reports.
b)	There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 1A. Risk Factors
See Part 1A of the Company’s 2005 Annual Report on Form 10-K.

Item 2. Changes in Securities and Use of Proceeds
On February 13, 2006 Vitran commenced a normal course issuer bid to repurchase up to 632,381 Common Shares by way of open market purchases through the facilities of the Toronto Stock Exchange. The normal course issuer bid expires on February 12, 2007. All shares repurchased are cancelled. The following table summarizes the purchases in the second quarter of 2006:

				Maximum number
			Total number of	of Common Shares
	Number of	Average price paid	Common Shares as	that may yet be
	Common Shares	per Common Share	part of a publicly	purchased under the
Period	purchased	(CAD)	announced plan	plan
Apr. 1 to Apr. 30, 2006	—	—	—	632,381
May 1 to May 31, 2006	—	—	—	632,381
June 1 to June 30, 2006	—	—	—	632,381

Total	—	—	—

Item 3. Defaults Upon Senior Securities — None
Item 4. Submission of Matters to a Vote of Security Holders — None
Item 5. Other Information — None
Item 6. Exhibits and Reports on Form 8-K
Exhibits

Exhibit
Number	Description of Exhibit

31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated July 19, 2006.

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated July 19, 2006.
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VITRAN CORPORATION INC.

/s/ SEAN P. WASHCHUK

Sean P. Washchuk
Date: July 19, 2006	Vice President of Finance and
Chief Financial Officer
(Principle Financial Officer)

/s/ FAYAZ D. SULEMAN

Fayaz D. Suleman
Date: July 19, 2006	Corporate Controller
(Principle Accounting Officer)