Form 10-Q
period 2006-09-30
VITRAN CORP INC
filed 2006-10-24
CIK 946823

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTER ENDED SEPTEMBER 30, 2006
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
The number of shares of common stock outstanding at October 18, 2006 was 12,744,936.

Part I. Financial Information
Item 1: Financial Statements
VITRAN CORPORATION INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands of United States dollars except for per share amounts)

	Three months	Three months	Nine months	Nine months
	Ended	Ended	Ended	Ended
	Sept 30, 2006	Sept 30, 2005	Sept 30, 2006	Sept 30, 2005
	(US GAAP)	(US GAAP)	(US GAAP)	(US GAAP)

Revenue	$121,512	$116,226	$360,280	$315,217
Operating expenses	101,189	96,061	299,617	262,947
Selling, general and administrative expenses	11,195	10,399	33,675	29,011
Other income	(248)	(6)	(404)	(33)
Depreciation and amortization expense	2,579	1,954	7,495	4,802

Total operating expenses	114,715	108,408	340,383	296,727

Income from operations before undernoted	6,797	7,818	19,897	18,490
Interest expense, net	274	171	621	209

Income from operations before income taxes	6,523	7,647	19,276	18,281
Income taxes	1,638	2,271	4,992	5,355

Net income before cumulative effect of change in accounting principle	4,885	5,376	14,284	12,926

Cumulative effect of a change in accounting principle (note 9)	—	—	141	—

Net income	$4,885	$5,376	$14,425	$12,926

Earnings per share:
Basic — net income before cumulative effect of a change in accounting principle	$0.38	$0.43	$1.12	$1.04
Basic — cumulative effect of a change in accounting principle	—	—	0.01	—

Basic — net income	$0.38	$0.43	$1.13	$1.04

Diluted — net income before cumulative effect of a change in accounting principle	$0.38	$0.42	$1.10	$1.01
Diluted — cumulative effect of a change in accounting principle	—	—	0.01	—

Diluted — net income	$0.38	$0.42	$1.11	$1.01

Weighted average number of shares:
Basic	12,744,936	12,584,358	12,710,225	12,481,840
Diluted	12,966,835	12,921,695	12,956,661	12,819,872

See accompanying notes to consolidated financial statements

VITRAN CORPORATION INC.
CONSOLIDATED BALANCE SHEETS
(In thousands of United States dollars)

	Sept 30, 2006	Dec. 31, 2005	Dec. 31, 2005
			(CDN GAAP
			as previously
	(US GAAP)	(US GAAP)	reported)
	(Unaudited)	(Audited)	(Audited)

Assets
Current assets:
Cash and cash equivalents	$102,207	$14,592	$14,592
Accounts receivable	54,660	46,587	46,587
Inventory, deposits, prepaid expenses	9,277	8,396	8,396
Future income taxes	2,593	1,442	1,442

	168,737	71,017	71,017
Capital assets	82,133	66,807	66,807
Intangible assets (note 6)	2,749	2,456	2,456
Goodwill (note 7)	62,906	61,448	61,448

	$316,525	$201,728	$201,728

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$52,413	$41,362	$41,362
Income and other taxes payable	1,717	1,124	1,124
Current portion of long-term debt (note 8)	8,053	5,845	5,845

	62,183	48,331	48,331
Long-term debt (note 8)	90,015	8,588	8,588
Future income taxes	7,749	5,007	5,007

Shareholders’ equity:
Common shares, no par value, unlimited authorized, 12,744,936 and 12,647,636 issued and outstanding at Sept. 30, 2006 and Dec. 31, 2005, respectively	64,130	63,604	63,604
Additional paid-in capital	1,395	956	956
Retained earnings	85,978	71,553	72,310
Cumulative translation adjustment	—	—	2,932
Accumulated other comprehensive income	5,075	3,689	—

	156,578	139,802	139,802

	$316,525	$201,728	$201,728

Contingent liabilities (note 12)
Subsequent event (note 15)
See accompanying notes to consolidated financial statements.

VITRAN CORPORATION INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands of United States dollars)
(Unaudited, US GAAP)

					Accumulated
			Additional		other	Total
	Common shares		Paid-in	Retained	comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	income	Equity

December 31, 2005	12,647,636	$63,604	$956	$71,553	$3,689	$139,802
Shares issued upon exercise of employee stock options	97,300	526	(47)			$479
Net income				14,425		$14,425
Other comprehensive income					1,386	$1,386
Share based compensation			627			$627
Cumulative effect of a change in accounting principle			(141)			$(141)

September 30, 2006	12,744,936	$64,130	$1,395	$85,978	$5,075	$156,578

					Accumulated
			Additional		other	Total
	Common shares		Paid-in	Retained	comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	income	Equity

December 31, 2004	12,419,678	$60,798	$323	$54,215	$3,849	$119,185
Shares issued upon exercise of employee stock options	21,500	60				$60
Shares repurchased for cancellation	(59,800)	(297)		(600)		$(897)
Net income				12,926		$12,926
Other comprehensive income					13	$13
Share based compensation			474			$474
Shares issued upon acquisition of subsidiary	202,458	2,800				$2,800

September 30, 2005	12,583,836	$63,361	$797	$66,541	$3,862	$134,561

VITRAN CORPORATION INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands of United States dollars)

	Three months	Three months	Nine months	Nine months
	Ended	Ended	Ended	Ended
	Sept 30, 2006	Sept 30, 2005	Sept 30, 2006	Sept 30, 2005
	(US GAAP)	(US GAAP)	(US GAAP)	(US GAAP)

Cash provided by (used in):

Net income	$4,885	$5,376	$14,425	$12,926
Items not involving cash from operations
Depreciation and amortization expense	2,579	1,954	7,495	4,802
Future income taxes	1,019	2,030	1,591	2,677
Stock based compensation expense	218	181	627	474
Gain on sale of capital assets	(248)	(6)	(404)	(33)
Cumulative effect of a change in accounting principle	—	—	(141)	—
Change in non-cash working capital components	551	(3,961)	997	(6,658)

	9,004	5,574	24,590	14,188

Investments:
Purchase of capital assets	(9,216)	(10,806)	(20,745)	(17,651)
Proceeds on sale of capital assets	509	50	2,063	88
Marketable securities	—	3,193	—	31,974
Acquisition of subsidiary	—	(1,693)	—	(28,192)
Acquisition of business assets	—	—	(2,251)	—

	(8,707)	(9,256)	(20,933)	(13,781)

Financing:
Revolving credit facility	18,015	5,074	15,030	5,074
Proceeds from long-term debt	70,500	—	70,500	—
Repayment of long-term debt	(9)	(570)	(1,961)	(1,710)
Issue of common shares upon exercise of stock options	—	18	479	60
Repurchase of common shares	—	(65)	—	(921)

	88,506	4,457	84,048	2,503
Effect of translation adjustment on cash	87	498	(90)	524

Increase in cash position	88,890	1,273	87,615	3,434
Cash position, beginning of period	13,317	9,536	14,592	7,375

Cash position, end of period	$102,207	$10,809	$102,207	$10,809

Change in non-cash working capital components:
Accounts receivable	$(240)	$(5,886)	$(6,669)	$(9,717)
Inventory, deposits and prepaid expenses	(2,219)	534	(503)	(921)
Income and other taxes payable	495	(1,565)	593	(1,649)
Accounts payable and accrued liabilities	2,425	2,956	7,576	5,629

	$551	$(3,961)	$997	$(6,658)

See accompanying notes to consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands of United States dollars except for per share amounts)
1. Accounting Policies
The interim consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles with a reconciliation to Canadian generally accepted accounting principles in note 14. The Ontario Business Corporations Act (“OBCA”) regulations allow issuers that are required to file reports with the Securities and Exchange Commission in the United States to file financial statements under United States GAAP to meet their continuous disclosure obligations in Canada. Prior to 2006 Vitran prepared its consolidated financial statements in accordance with Canadian GAAP with a reconciliation to United States GAAP. The interim consolidated financial statements do not contain all the disclosures required by United States and Canadian generally accepted accounting principles. The interim consolidated financial statements have been prepared in accordance with instructions to Quarterly Report on Form 10-Q. The interim consolidated financial statements should be read in conjunction with the Company’s 2005 Annual Report and the 2005 Annual Report on Form 10-K with emphasis on note 16 which describes the differences between United States and Canadian GAAP. The interim consolidated financial statements follow the same accounting principles and methods of application as the most recent annual consolidated financial statements as there are no material differences in the Company’s accounting policies between United States and Canadian GAAP at September 30, 2006 other than as denoted in note 14.
These unaudited consolidated interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair presentation of the results of the interim period presented. Operating results for the quarter ended September 30, 2006 are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 2006.
All amounts in these consolidated interim financial statements are expressed in United States dollars, unless otherwise stated.
2. New Accounting Pronouncements
SFAS Statement 156 amends SFAS Statement No.140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. The Statement addresses the recognition and measurement of separately recognized servicing assets and liabilities and provides an approach to simplify efforts to obtain hedge-like (offset) accounting. SFAS 156 will be adopted January 1, 2007 as required by the statement. The requirements of SFAS 156 are not expected to have an effect on the Company’s consolidated financial statements.
SFAS Statement 155 amends SFAS Statement 133, Accounting for Derivatives and Hedging Activities, and SFAS Statement 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and allows an entity to remeasure at fair value a hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation from the host, if the holder irrevocably elects to account for the whole instrument on a fair value basis. Subsequent changes in the fair value of the instrument would be recognized in earnings. SFAS Statement 155 will be adopted January 1, 2007 as required by the statement. The requirements of SFAS Statement 155 are not expected to have an effect on the Company’s consolidated financial statements.

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
For reporting purposes, the Canadian operations are translated into United States dollars using the current rate method. Under this method, all assets and liabilities are translated at the period-end rate of exchange and all revenue and expense items are translated at the average rate of exchange for the period. The resulting translation adjustment is recorded as a separate component of shareholders equity. United States dollar debt of $98.0 million is designated as a hedge of the investment in the United States dollar functional operations.
4. Deferred Share Units
In addition to the Directors DSU plan disclosed in the Company’s 2005 Annual Report on Form 10-K, commencing January 1, 2006 the Company adopted a DSU plan for senior executives. Under this plan, eligible senior executives receive units at the end of each quarter based on the market price of common shares equivalent to the senior executive’s entitlement. The entitlement amount varies based on the senior executive’s position in the Company and the years of eligible service. The maximum entitlement amount varies between $2,500 and $20,000 per annum. The Company records compensation expense and the corresponding liability each period based on the market price of common shares.
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

	Three months	Nine months
	Ended	Ended
	Sept 30, 2005	Sept 30, 2005

Pro forma revenue	$120,297	$339,581
Pro forma net income	$5,467	$14,481
Pro forma diluted earnings per share	$0.42	$1.13
6. Intangible Assets

	Sept 30, 2006	December 31, 2005

Customer relationship	$2,840	$2,300
Covenants not-to compete	285	240

	3,125	2,540
Accumulated amortization	(376)	(84)

	$2,749	$2,456

7. Goodwill

Goodwill

Balance at December 31, 2005	$61,448
Foreign exchange on CDN$ denominated goodwill	294
Acquisition of business assets	1,164

Balance at September 30, 2006	$62,906

The Company annually compares the implied fair value of its reporting units to the carrying value to determine if an impairment loss has occurred. The fair value based test involves assumptions regarding long-term future performance of the reporting units, fair value of the assets and liabilities, cost of capital rates, capital reinvestment and other assumptions. Actual recovery of goodwill could differ from these assumptions based on the market conditions and other factors. In the event goodwill is determined to be impaired a charge to earnings would be required. As at September 30, 2006 the Company completed its annual goodwill impairment test and concluded that there was no impairment.

8. Long-term debt:

	Sept 30, 2006	Sept 30, 2005

Term bank credit facility (a)	$80,000	$12,747
Revolving credit facility (b)	18,015	5,074
Capital lease (c)	53	84

	98,068	17,905

Less current portion	8,053	5,283

	$90,015	$12,622

(a)	The term bank credit facility is secured by accounts receivable and general security agreements of the Company and of all its subsidiaries.

During September 2006 the Company amended its credit agreement to provide an $80 million term credit facility maturing September 30, 2009. The Company had $9.5 million bearing interest at 7.27%, outstanding under the term facility and drew an additional $70.5 million bearing interest at 9.62%. The provisions of the term facility impose certain financial maintenance tests.

(b)	During September 2006 the Company also amended its revolving credit facility to provide up to $60 million, maturing September 30, 2009. The Company made an initial drawdown of $18.0 million bearing interest at 9.62%. The provisions of the revolving facility impose certain financial maintenance tests.

(c)	The Company has financed certain equipment by entering into a capital leasing arrangement expiring in 2007. The capital lease bears interest at approximately 6.79%.
          At September 30, 2006, the required future principal repayments on all long-term debt and capital lease are as follows:

Year ending December 31:
2006	$2,008
2007	8,045
2008	8,000
2009	80,015

$98,068

9. Stock Option Plan
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
The Company recorded in income $0.1 million related to the cumulative effect of a change in accounting principle as of January 1, 2006. In accordance with SFAS 123 the Company recognized compensation expense assuming all awards will vest and reversed recognized compensation expense for forfeited awards only when the awards were actually forfeited. SFAS 123(R) requires an estimate of forfeitures when recognizing share-based compensation expense. Compensation expense recognized under SFAS 123(R) for the nine months ended September 30, 2006 was $0.6 million (September 30, 2005 — $0.5 million).
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
10. Comprehensive income (loss)
The components of other comprehensive income (loss) such as changes in foreign currency adjustments are required to be added to the Company’s reported net income to arrive at comprehensive net income (loss). Other comprehensive income (loss) items have no impact on the reported net income as presented on the Consolidated Statements of Income.
The following are the components of other comprehensive income, net of income taxes:

	Three months	Three months	Nine months	Nine months
	Ended	Ended	Ended	Ended
	Sept 30, 2006	Sept 30, 2005	Sept 30, 2006	Sept 30, 2005

Net income	$4,885	$5,376	$14,425	$12,926
Translation adjustment (1)	(32)	1,669	1,386	13

Other comprehensive income	$(32)	$1,669	$1,386	$13
Comprehensive net income	$4,853	$7,045	$15,811	$12,939

(1)	The cumulative translation adjustment represents the unrealized translation gains and losses from the translation of the Canadian dollar functional currency to the United States dollar reporting currency.

11. Computation of Earnings per Share

	Three months	Three months	Nine months	Nine months
	Ended	Ended	Ended	Ended
	Sept 30, 2006	Sept 30, 2005	Sept 30, 2006	Sept 30, 2005

Numerator:
Net income	$4,885	$5,376	$14,425	$12,926

Denominator:
Basic weighted-average shares outstanding	12,744,936	12,584,358	12,710,225	12,481,840
Dilutive stock options	221,899	337,337	246,436	338,032
Dilutive weighted-average shares outstanding	12,966,835	12,921,695	12,956,661	12,819,872

Basic earnings per share before cumulative effect of a change in accounting principle	$0.38	$0.43	$1.12	$1.04
Effect of a change in accounting principle	$—	$—	$0.01	$—
Basic earnings per share	$0.38	$0.43	$1.13	$1.04

Diluted earnings per share before cumulative effect of a change in accounting principle	$0.38	$0.42	$1.10	$1.01
Effect of a change in accounting principle	$—	$—	$0.01	$—
Diluted earnings per share	$0.38	$0.42	$1.11	$1.01

Diluted earnings per share exclude the effect of 465,900 anti-dilutive options.
12. Contingent Liabilities
The Company is subject to legal proceedings that arise in the ordinary course of business. In the opinion of management, the aggregate liability, if any, with respect to these actions will not have a material adverse effect on the consolidated financial position, results of operations or cash flows. Legal costs are expensed as incurred.
13. Segmented Information

Three months ended	Less-than-				Corporate Office	Consolidated
Sept 30, 2006	truckload	Logistics	Truckload	Total	and Other	Totals

Revenue	$102,858	$10,419	$8,235	$121,512	$—	$121,512
Operating, selling, general and administrative expenses	94,293	9,379	7,651	111,323	1,061	112,384
Other income	(247)	—	(1)	(248)	—	(248)
Depreciation and amortization	2,227	111	231	2,569	10	2,579

Income (loss) from operations	$6,585	$929	$354	$7,868	$(1,071)	6,797
Interest expense, net						274
Income taxes						1,638

Net income						$4,885

Three months ended	Less-than-				Corporate Office	Consolidated
Sept 30, 2005	truckload	Logistics	Truckload	Total	and Other	Totals

Revenue	$96,658	$10,652	$8,916	$116,226	$—	$116,226
Operating, selling, general and administrative expenses	87,215	10,007	8,343	105,565	895	106,460
Other income	(3)	—	(3)	(6)	—	(6)
Depreciation	1,712	94	135	1,941	13	1,954

Income (loss) from operations	$7,734	$551	$441	$8,726	$(908)	7,818
Interest income, net						171
Income taxes						2,271

Net income						$5,376

13. Segmented Information (continued)

Nine months ended	Less-than-				Corporate Office	Consolidated
Sept 30, 2006	truckload	Logistics	Truckload	Total	and Other	Totals

Revenue	$305,494	$30,082	$24,704	$360,280	$—	$360,280
Operating, selling, general and administrative expenses	279,663	27,702	22,791	330,156	3,136	333,292
Other income	(406)	—	2	(404)	—	(404)
Depreciation and amortization	6,545	299	617	7,461	34	7,495

Income (loss) from operations	$19,692	$2,081	$1,294	$23,067	$(3,170)	19,897
Interest expense, net						621
Income taxes						4,992

Net income before cumulative effect of a change in accounting principle						14,284

Effect of change in accounting principle						141

Net income						$14,425

Nine months ended	Less-than-				Corporate Office	Consolidated
Sept 30, 2005	truckload	Logistics	Truckload	Total	and Other	Totals

Revenue	$259,191	$29,144	$26,882	$315,217	$—	$315,217
Operating, selling, general and administrative expenses	237,513	27,336	24,588	289,437	2,521	291,958
Other income	(14)	—	(19)	(33)	—	(33)
Depreciation	4,072	277	412	4,761	41	4,802

Income (loss) from operations	$17,620	$1,531	$1,901	$21,052	$(2,562)	18,490
Interest income, net						209
Income taxes						5,355

Net income						$12,926

14. United States and Canadian accounting policy differences:
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

	Net Income		Net income
	Three months ended		Nine months ended		Shareholders’ equity
	2006	2005	2006	2005	2006	2005

Balance as at Sept 30 based on United States GAAP	$4,885	$5,376	$14,425	$12,926	$156,578	$134,561
Effect of a change in accounting principle (1)	—	—	(141)	—	(141)	—
Foreign exchange adjustment (2)	—	—	—	—	858	858
Unrealized foreign exchange loss on derivative instrument	—	—	—	—	(101)	(101)
Accumulated other comprehensive income adjustment (3)	—	—	—	—	(757)	(757)

Balance as at Sept 30 based on Canadian GAAP	$4,885	$5,376	$14,284	$12,926	$156,437	$134,561

(1)	The adoption of SFAS 123(R) – Share Based Payments as described in note 9 only applies to United States GAAP. Therefore, the effect of a change in accounting principle does not impact Canadian GAAP net income.

(2)	The Company had foreign exchange gains of $0.9 million that did not represent a substantially complete liquidation of a foreign operation. Under Canadian GAAP these gains were recognized upon the transfer into income of the related cumulative translation adjustment. Under United States GAAP, there is no reduction of the cumulative translation adjustment account. Retained earnings under Canadian GAAP is increased by $0.9 million with a corresponding decrease to the cumulative translation adjustment.

(3)	The concept of Comprehensive Income is not currently a requirement under Canadian GAAP. The CICA has issued a new accounting standard “Comprehensive Income” which the Company will adopt effective January 1, 2007.

Earnings per share

	Three months	Three months	Nine months	Nine months
	Ended	Ended	Ended	Ended
	Sept 30, 2006	Sept 30, 2005	Sept 30, 2006	Sept 30, 2005

Earnings per share under Canadian GAAP
Basic	$0.38	$0.43	$1.12	$1.04
Diluted	$0.38	$0.42	$1.10	$1.01

	Three months	Three months	Nine months	Nine months
	Ended	Ended	Ended	Ended
	Sept 30, 2006	Sept 30, 2005	Sept 30, 2006	Sept 30, 2005

Weighted average number of shares:
Basic	12,744,936	12,584,358	12,710,225	12,481,840
Potential exercise of stock options	221,899	337,337	246,436	338,032
Diluted	12,966,835	12,921,695	12,956,661	12,819,872

(b) Stock-based compensation
Pro forma stock option disclosure:
Effective January 1, 2006 the Company adopted SFAS 123(R) as described in Note 9. SFAS 123(R) requires compensation expense be recognized for all share-based payments granted prior to, but not yet vested, as of January 1, 2006 based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. This is not required under Canadian GAAP based on the transitional provision of CICA HB S.3870 which Vitran adopted January 1, 2003. Canadian GAAP requires pro forma net income and earnings per share disclosure for stock option grants during 2002:

	Three months	Three months	Nine months	Nine months
	Ended	Ended	Ended	Ended
	Sept 30, 2006	Sept 30, 2005	Sept 30, 2006	Sept 30, 2005

Net income, as reported under Canadian GAAP	$4,885	$5,376	$14,284	$12,926
Pro forma net income	$4,873	$5,365	$14,250	$12,893
Pro forma basic earnings per share	$0.38	$0.43	$1.12	$1.03
Pro forma diluted earnings per share	$0.38	$0.42	$1.10	$1.01
15. Subsequent event
On October 2, 2006, the Company acquired all the outstanding shares of PJAX, Inc. and all the real estate held by Woodhurst Realty LLC and Northridge Enterprises LC, collectively known as PJAX Freight System (“PJAX”). PJAX is a private less-than-truckload carrier headquartered in Pittsburgh, Pennsylvania. PJAX provides Vitran additional coverage to the Mid-Atlantic United States, more specifically Pennsylvania, Maryland, New Jersey, Delaware, West Virginia and Virginia. The aggregate purchase price was approximately $131.6 million, comprised of $80.3 million in cash, Vitran common shares valued at $12.8 million, assumed debt of approximately $26.5 million and hold-backs of $12.0 million payable over the next year.
16. Comparative figures
Certain comparative figures have been reclassified to conform to the financial statement presentation adopted in the current year.

Item 2. Management’s Discussion and Analysis of Results of Operation
This MD&A contains forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995 and applicable Canadian securities laws. Forward-looking statements may be generally identifiable by use of the words “believe”, “anticipate”, “intend”, “estimate”, “expect”, “project”, “may”, “plans”, “continue”, “will”, “focus”, “ should” “endeavor” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on current expectations and are naturally subject to uncertainty and changes in circumstances that may cause actual results to differ materially from those expressed or implied by such forward-looking statements.
This MD&A and the documents incorporated by reference herein contain forward-looking statements regarding, but not limited to, the following:
•	the Company’s objective to expand or acquire within the LTL operation;

•	the Company’s objective to achieve profitable revenue growth in the LTL segment;

•	the Company’s intention to improve results from yield improvement and operating efficiencies in the LTL segment;

•	the Company’s intention to develop profitable accounts in the Logistics segment;

•	the Company’s expectation that results will stabilize for the Truckload segment;

•	the Company’s intention to purchase a specified level of capital assets and to finance such acquisitions with cash flow from operations and, if necessary, from the Company’s unused credit facilities;

•	the Company’s intention to realize contributions from LTL cross-selling initiatives; and

•	the Company’s intention to complete the Vitran Express West information technology integration in 2006.
Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause Vitran’s actual results, performance or achievements to differ materially from those projected in the forward-looking statements. Factors that may cause such differences include, but are not limited to, technological change, increases in fuel costs, regulatory change, the general health of the economy, seasonal fluctuations, unanticipated changes in railroad capacities, exposure to credit risks, changes in labour relations, geographic expansion, capital requirements, availability of financing, claims and insurance costs, environmental hazards and competitive factors. More detailed information about these and other factors is included in the annual MD&A on Form 10K under the heading “General Risks and Uncertainties.” Many of these factors are beyond the Company’s control; therefore, future events may vary substantially from what the Company currently foresees. You should not place undue reliance on such forward-looking statements. Vitran Corporation Inc. does not assume the obligation to revise or update these forward-looking statements after the date of this document or to revise them to reflect the occurrence of future unanticipated events, except as may be required under applicable securities laws.
Unless otherwise indicated all dollar references herein are in U.S. dollars. The Company’s Annual Report on Form 10-K, as well as all the Company’s other required filings, may be obtained from the Company at www.vitran.com or from www.sedar.com or from www.sec.gov.

OVERVIEW
For the third quarter of 2006 Vitran recorded revenue of $121.5 million and earnings of $0.38 per diluted share compared to $0.42 per diluted share in the third quarter of 2005. Despite the improved revenue, earnings were impacted by increased workers’ compensation related expenses and the recent softening of the U.S. economy on Vitran’s LTL and truckload segments. For the 2006 nine-month period, revenue, income from operations and net income exceeded the 2005 nine-month period by 14.3%, 7.6% and 11.6%, respectively.
On October 2, 2006, just subsequent to the 2006 third quarter, the Company completed the acquisition of PJAX Freight System (“PJAX”). PJAX is a regional LTL carrier operating in the Mid-Atlantic United States and extends Vitran’s geographic coverage to the Atlantic Coast with additional full state coverage in Pennsylvania, New Jersey, Virginia, West Virginia, Maryland and Delaware. The total purchase price consideration of approximately $132.0 million consisted of $80.3 million in cash, $26.5 million of assumed debt, $13.2 million in Vitran stock and holdbacks of $12.0 million payable over the next year. In conjunction with the transaction and just prior to the quarter end, Vitran expanded its syndicated credit facility to $160.0 million, consisting of an $80.0 million term facility, a $60.0 million revolving facility and an additional $20.0 million acquisition revolver.
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
CONSOLIDATED RESULTS
The following table summarizes the Consolidated Statements of Income for the periods ended:

	For the three months ended Sept 30			For the nine months ended Sept 30
(in thousands)	2006	2005	2006 vs 2005	2006	2005	2006 vs 2005

Revenue	$121,512	$116,226	4.5%	$360,280	$315,217	14.3%
Operating expenses	101,189	96,061	5.3%	299,617	262,947	13.9%
SG&A expenses	11,195	10,399	7.7%	33,675	29,011	16.1%
Other expenses (income)	(248)	(6)	4033.2%	(404)	(33)	1124.2%
Depreciation and amortization	2,579	1,954	32.0%	7,495	4,802	56.1%
Income from operations	6,797	7,818	(13.1%)	19,897	18,490	7.6%
Interest expense, net	274	171	60.2%	621	209	197.1%

Net income	4,885	5,376	(9.1%)	14,425	12,926	11.6%

Earnings per share:
Basic –net income	$0.38	$0.43		$1.13	$1.04
Diluted –net income	$0.38	$0.42		$1.11	$1.01

Operating Ratio (1)	94.4%	93.3%		94.5%	94.1%
Revenue increased 4.5% to $121.5 million for the third quarter of 2006 compared to $116.2 million in the third quarter of 2005. For the 2006 third quarter, revenue in the LTL segment increased 6.4% and declined in the Logistics and Truckload segments 2.2% and 7.6% respectively, compared to 2005 third quarter. For the nine months ended September 30, 2006 revenue increased 14.3% to $360.3 million compared to $315.2 million for the same period in 2005. Revenue in the LTL and Logistics segments increased 17.9% and 3.2% respectively, offsetting an 8.1% decrease in the Truckload segment in the nine month period. The revenue increases in the LTL segment for the quarter and nine month period ended September 30, 2006 benefited from the acquisitions of Chris Truck Line (“CTL”) on May 31, 2005 and SWE on January 3, 2006. Detailed explanations for the improvement in revenue are discussed below in the “Segmented Results”.

Income from operations for the 2006 third quarter decreased 13.1% to $6.8 million compared to $7.8 million in the third quarter of 2005. The LTL and Truckload segments recorded quarter over prior-year quarter declines in income from operations of 14.9% and 19.7% respectively. The Logistics segment posted a significant increase in income from operations of 68.6% to $0.9 million compared to $0.6 million in the third quarter of 2005. As a result, the Company posted a consolidated operating ratio of 94.4% for the third quarter of 2006 compared to 93.3% in the third quarter of 2005. For the nine months ended September 30, 2006 income from operations increased 7.6% to $19.9 million compared to $18.5 million for the same period in 2005, resulting in a consolidated operating ratio of 94.5% in 2006 compared to 94.1% in 2005. Detailed explanations for the fluctuation in income from operations are discussed below in “Segmented Results”.
Selling, general and administrative expenses (“SG&A”) increased 7.7% to $11.2 million in the third quarter compared to $10.4 million in the third quarter of 2005. For the nine-month period ended September 30, 2006 SG&A increased 16.1% to $33.7 million compared to $29.0 million for the same period a year ago. The increase for both the quarter and nine-month period can primarily be attributed to the additional SG&A expenses related to the acquisitions of SWE and CTL, not included in the 2005 comparative figures. The remainder of the increase can be attributed to increases in non-cash employee stock options expense, healthcare expense as well as director and employee compensation related expenses. With the addition of SWE and the increase in on-going compensation related expenses, SG&A should continue to be higher than the prior year periods.
The Company incurred $0.3 million of net interest expense for the quarter ended September 30, 2006 compared to $0.2 million in the prior year quarter. In addition to the interest expense incurred on the Company’s $9.5 million of term debt outstanding from June 30, 2006, the Company also incurred interest expense on $88.5 million of debt that was drawn on its new credit facility just prior to the quarter end to finance the acquisition of PJAX.
Income tax expense for the third quarter of 2006 was $1.6 million compared to $2.3 million for the same quarter a year ago. The effective tax rate was 25.1% for the third quarter of 2006 compared to 29.7% for the third quarter in 2005. For the nine months ended September 30, 2006 the effective tax rate was 25.9% compared to 29.3% for the same period a year ago. The decrease in the effective rate can be attributed to a higher proportion of the Company’s income being earned in lower tax jurisdictions.
Net income declined by 9.1% to $4.9 million for the 2006 third quarter compared to $5.4 million for the same quarter in 2005. This resulted in basic and diluted earnings per share of $0.38 for the third quarter of 2006 compared to basic and diluted earnings per share of $0.43 and $0.42 respectively for the third quarter of 2005. The weighted average number of shares for the current quarter was 12.7 million basic and 13.0 million diluted shares compared to 12.6 million basic and 12.9 million diluted shares in the third quarter of 2005. For the nine months ended September 30, 2006 net income before cumulative effect of a change in accounting principle improved 10.5% to $14.3 million compared to $12.9 million in the same period a year ago. This resulted in basic and diluted earnings per share before change in cumulative effect of change in accounting principle of $1.12 and $1.10 respectively for the 2006 nine-month period, compared to basic and diluted earnings per share $1.04 and $1.01 in the same period in 2005. The weighted average number of shares for the nine month period of 2006 was 12.7 million basic and 13.0 million diluted shares compared to 12.5 million basic and 12.8 million diluted shares in the nine-month period of 2005.
On January 1, 2006 the Company adopted SFAS 123(R), “Share-Based Payment”, using the modified prospective transition method. In accordance with the standard the company recognized $0.1 million of income as cumulative effect of a change in accounting principle. Therefore net income after cumulative effect of a change in accounting principle for 2006 nine month period was $14.4 million resulting in basic and diluted earnings per share of $1.13 and $1.11 respectively.

SEGMENTED RESULTS
Less-Than-Truckload (LTL)
The table below provides summary information for the LTL segment for the periods ended September 30:

	For the three months ended Sept 30			For the nine months ended Sept 30
(in thousands)	2006	2005	2006 vs 2005	2006	2005	2006 vs 2005

Revenue	$102,858	$96,658	6.4%	$305,494	$259,191	17.9%
Income from operations	6,585	7,734	(14.9%)	19,692	17,620	11.8%
Operating ratio	93.6%	92.0%		93.6%	93.2%

Number of shipments (2)	659,602	666,063	(0.1%)	2,011,252	1,859,940	8.1%
Weight (000s of lbs) (3)	1,054,058	1,052,753	0.1%	3,198,160	2,937,149	8.9%
Revenue per shipment (4)	$155.94	$145.14	7.4%	$151.89	$139.35	9.0%
Revenue per hundredweight (5)	$9.76	$9.18	6.3%	$9.55	$8.82	8.3%
Revenue in the 2006 third quarter for the LTL segment increased 6.4% to $102.9 million compared to $96.7 million in the 2005 third quarter. For the 2006 third quarter, shipments and tonnage were flat compared to the 2005 third quarter; however, revenue per hundredweight increased 6.3%. Revenue growth in the cross-border line of business was 20.2% for the comparative quarters. On a regional basis the Vitran Express Canada business unit achieved another strong operating quarter; however, the Vitran Express Central region was impacted by a $0.6 million increase in worker’s compensation expense attributable to an abnormally severe number of accidents in the 2006 third quarter. Furthermore results for all the U.S. LTL business units were impacted by the slight slowdown in the U.S. economy. Consequently, the 2006 third quarter operating ratio was 93.6% compared to 92.0% for the 2005 third quarter.
The results for the 2006 nine-month period ended September 30, 2006 were most significantly impacted by the additions of CTL and SWE compared to the nine-month period in 2005. Consequently, revenue and income from operations increased 17.9% and 11.8% respectively for the nine-month period ended September 30, 2006 compared to the same period a year ago. The nine-month results were impacted by increases in workers compensation expenses and healthcare costs at the Vitran Express Central business unit of $0.6 million and $1.2 million, respectively compared to the same period a year ago. The operating ratio was 93.6% in the current nine month period compared to 93.2% in the 2005 nine-month period.
Logistics
The table below provides summary information for the Logistics segment for the periods ended September 30:

	For the three months ended Sept 30			For the nine months ended Sept 30
(in thousands)	2006	2005	2006 vs 2005	2006	2005	2006 vs 2005

Revenue	$10,419	$10,652	(2.2%)	$30,082	$29,144	3.2%
Income from operations	929	551	68.6%	2,081	1,531	35.9%
Operating Ratio	91.1%	94.8%		93.1%	94.7%
Revenue for the Logistics segment declined slightly by 2.2% to $10.4 million for the third quarter of 2006 compared to $10.7 million in the 2005 third quarter. The slight decline in revenue can be attributed to a reduction in shipments within the Brokerage business unit, albeit, the Brokerage and Supply Chain business units realized expected results for the quarter and posted a 68.6% improvement in income from operations compared to the third quarter of 2005. Management within the Logistics segment continues to develop new accounts that should contribute to revenue and income growth in future quarters. For the nine-month period of 2006, revenue and income from operations increased 3.2% and 35.9% compared to the same period a year ago.

Truckload (TL)
The table below provides summary information for the TL segment for the periods ended September 30:

	For the three months ended Sept 30			For the nine months ended Sept 30
(in thousands)	2006	2005	2006 vs 2005	2006	2005	2006 vs 2005

Revenue	$8,235	$8,916	(7.6%)	$24,704	$26,882	(8.1%)
Income from operations	354	441	(19.7%)	1,294	1,901	(31.9%)
Operating Ratio	95.7%	95.1%		94.8%	92.9%
Revenue for the Truckload segment in the third quarter of 2006 decreased 7.6% to $8.2 million compared to $8.9 million in the third quarter of 2005. Although the pricing environment remained stable with revenue per mile for the current quarter increasing 4.3% compared to the 2005 third quarter, a 9.7% decline in shipments resulted in a reduction in revenue and operating income. A tight qualified driver market and slight slowdown in the U.S. economy has impacted the segment’s performance. However, the revenue for the third quarter 2006 increased 1.0% compared to the second quarter of 2006. The operating ratio for the third quarter was 95.7% compared to 95.1% in the same quarter a year ago. Should the pricing environment remain stable and the economy not deteriorate significantly, management expects results for the Truckload segment to stabilize.
LIQUIDITY AND CAPITAL RESOURCES
Cash flow from operations for the 2006 nine-month period, before working capital changes, generated $24.6 million compared to $14.2 million in the 2005 period. Non-cash working capital changes contributed $1.0 million for the 2006 nine-month period compared to $6.7 million consumed for the same period a year ago. While accounts receivable increased at September 30, 2006 compared to December 31, 2005 due to higher revenue, average days sales outstanding for the quarter was 38.6 days for the Company compared to 37.0 days for the second quarter of 2006.
During the quarter the Company amended its credit agreement increasing its borrowing capacity under its revolving credit facility to $60.0 million from $45.0 million, increased the term facility to $80.0 million from $9.5 million and maintained the $20.0 million revolving acquisition facility. At September 30, 2006 $80.0 million was drawn on the term facility, $18.0 million was drawn on the revolving credit facility in anticipation of closing the acquisition of PJAX. The repayment period on both the revolving facilities and the term facility was extended to September 30, 2009. The Company’s interest rate spreads at higher leverage ratio’s were reduced by 37.5 bps. At September 30, 2006 the Company had $55.2 million, net of $6.8 million in letters of credit, available to be drawn under the unused revolving credit facilities.
On January 3, 2006 the Company purchased all the assets and selected liabilities of SWE for an aggregate purchase price of $2.5 million, comprised of $2.3 million in cash and $0.2 note payable to the vendor in April 2007. The cash portion of the transaction was financed from existing cash on hand.
Capital expenditures amounted to $9.2 million for the third quarter of 2006 and $20.7 million for the nine-month period of 2006 and were funded out of operating cash flows of the Company. The increase in capital expenditures for the nine-month period primarily resulted from the purchase of land and building in the Chicago market for the Logistics segment and construction expenditures for the new Toronto LTL terminal. The table below sets forth the Company’s capital expenditures for the three months and nine months ended September 30, 2006:

	For the three months ended Sept 30		For the nine months ended Sept 30
(in thousands, unaudited)	2006	2005	2006	2005

Real Estate and buildings	$3,543	$7,588	$10,300	$7,588
Tractors	883	1,819	1,715	2,397
Trailing fleet	4,548	1,189	6,995	6,618
Information technology	36	158	566	810
Leasehold improvements	130	7	186	106
Other equipment	76	45	983	132

Total	$9,216	$10,806	$20,745	$17,651

Management estimates that cash capital expenditures, excluding real estate additions for the remainder of 2006 will be between $3.0 million and $6.0 million the majority of which will be for tractors and trailing fleet. Real estate additions in Toronto, Ontario; Chicago, Illinois and Sioux Falls, South Dakota will be between $2.0 million and $5.0 million. The Company expects to finance its capital equipment requirements from cash flow from operations and if required, its unused credit facilities.
The Company has contractual obligations that include long-term debt consisting of a term debt facility, revolving credit facility, capital leases for operating equipment in the Logistics segment and off-balance sheet operating leases primarily consisting of tractor, trailing fleet and real estate leases. Operating leases form an integral part of the Company’s financial structure and operating methodology as they provide an alternative cost effective and flexible form of financing. The following table summarizes our significant contractual obligations and commercial commitments as of September 30, 2006:

(in thousands of dollars)			Payments due by period
Contractual Obligations	Total	2006	2007& 2008	2009& 2010	Thereafter

Long-term debt (9.34% interest)	$80,000	$2,000	$16,000	$62,000	$Nil
Revolving credit facility (9.62% interest)	18,015	Nil	Nil	18,015	Nil
Capital lease obligations	53	8	45	Nil	Nil

Sub-total	98,068	2,008	16,045	80,015	Nil
Operating leases	28,987	3,525	18,022	5,923	1,517

Total Contractual Obligations	$127,055	$5,533	$34,067	$85,938	$1,517

In addition to the above noted contractual obligations, the Company, as at September 30, utilized the revolving credit facility for standby letters of credit of $6.8 million. The letters of credit are used as collateral for self-insured retention of insurance claims.
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
OUTLOOK
The third quarter of 2006 was another profitable quarter for Vitran, albeit it did not meet management’s expectations. CTL and Vitran Express Central Region have completed their integration plans and will now focus on cross-selling initiatives between the regions, yield improvement and operating efficiencies throughout the LTL segment.
Information technology integration implementation and cross-selling proposals are in progress for the newly acquired SWE and are on track to be completed in November of 2006. The Vitran Express Canada business unit will continue to focus on achieving profitable revenue and the construction of its new Toronto cross-dock facility.
Lastly, Management is pleased with the addition of PJAX which extends its LTL coverage to the Atlantic Coast. Cross-selling strategies and IT integration plans are being developed to maintain a high level of service for the combined customer base.

     QUARTERLY RESULTS

U.S. GAAP
(thousands of dollars	2006	2006	2006	2005	2005	2005	2005	2004
except per share amounts)	Q3	Q2	Q1	Q4	Q3	Q2	Q1	Q4

Revenue	$121,512	$123,641	$115,127	$112,975	$116,226	$105,050	$93,941	$96,523
Income from operations	6,797	8,128	4,972	6,937	7,647	7,013	3,659	4,737
Net Income	4,885	5,776	3,764	5,012	5,376	4,796	2,754	4,365
Earnings per share:
Basic	$0.38	$0.45	$0.30	$0.40	$0.43	$0.39	$0.22	$0.35
Diluted	0.38	0.45	0.29	0.39	0.42	0.38	0.22	0.34
Weighted average number of shares:
Basic	12,744,936	12,732,644	12,652,075	12,618,416	12,584,358	12,447,300	12,411,968	12,417,594
Diluted	12,966,835	12,964,761	12,934,751	12,930,661	12,921,695	12,778,285	12,754,930	12,771,235

Canadian GAAP(7)
(thousands of dollars	2006	2006	2006	2005	2005	2005	2005	2004
except per share amounts)	Q3	Q2	Q1	Q4	Q3	Q2	Q1	Q4

Revenue	$121,512	$123,641	$115,127	$112,975	$116,226	$105,050	$93,941	$96,523
Income from operations	6,797	8,128	4,972	6,937	7,647	7,013	3,659	4,737
Net Income	4,885	5,776	3,623	5,012	5,376	4,796	2,754	4,365
Earnings per share:
Basic	$0.38	$0.45	$0.29	$0.40	$0.43	$0.39	$0.22	$0.35
Diluted	0.38	0.45	0.28	0.39	0.42	0.38	0.22	0.34
Weighted average number of shares:
Basic	12,744,936	12,732,644	12,652,075	12,618,416	12,584,358	12,447,300	12,411,968	12,417,594
Diluted	12,966,835	12,964,761	12,934,751	12,930,661	12,921,695	12,778,285	12,754,930	12,771,235

     Definitions of non-GAAP measures:
(1)	Operating ratio (“OR”) is a non-GAAP financial measure which does not have any standardized meaning prescribed by GAAP. OR is the sum of operating expenses, selling, general and administrative expenses, other expenses (income), and depreciation and amortization expense, divided by revenue. OR allows management to measure the Company and its various segments’ operating efficiency. OR is a widely recognized measure in the transportation industry which provides a comparable benchmark for evaluating the Company’s performance compared to its competitors. Investors should also note that the Company’s presentation of OR may not be comparable to similarly titled measures by other companies. OR is calculated as follows:

	For the three months ended Sept 30		For the nine months ended Sept 30
(in thousands)	2006	2005	2006	2005

Operating expenses	$101,189	$96,061	$299,617	$262,947
Selling, general and administrative expenses	11,195	10,399	33,675	29,011
Other income	(248)	(6)	(404)	(33)
Depreciation and amortization expense	2,579	1,954	7,495	4,802
	$114,715	$108,408	$340,383	$296,727

Revenue	$121,512	$116,226	$360,280	$315,217

Operating ratio (“OR”)	94.4%	93.3%	94.5%	94.1%

(2)	A shipment is a single movement of goods from a point of origin to its final destination as described on a bill of lading document.

(3)	Weight represents the total pounds shipped.

(4)	Revenue per shipment represents revenue divided by the number of shipments.

(5)	Revenue per hundredweight is the price obtained for transporting 100 pounds of LTL freight from point to point, calculated by dividing the revenue for an LTL shipment by the hundredweight (weight in pounds divided by 100) for a shipment.

(6)	Revenue per total mile represents revenue divided by the total miles driven.

(7)	Please see Note 14 to the Interim Consolidated Financial Statements for differences between United States and Canadian GAAP.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
The Company is exposed to the impact of interest rate changes. The Company is exposed to changes in interest rates on its borrowings under the term and revolving credit facilities that have a variable interest rates tied to the LIBOR rate. The term bank credit of $80.0 million had a weighted-average interest rate on borrowings of 5.76% in the first nine months of 2006. Management estimates that the fair value of the term credit and revolving credit approximates the carrying value.

(in thousands of dollars)				Payments due by period
Long-term debt	Total	2006		2007& 2008		2009& 2010	Thereafter

Variable Rate
Term bank credit	$80,000		$2,000		$16,000	$62,000	$Nil
Average interest rate	9.34%		9.34%		9.34%
Revolving bank credit	$18,015	$	Nil	$	Nil	$18,015	$Nil
Average interest rate	9.62%					9.62%
Fixed Rate
Capital lease obligation	53		8		45	Nil	Nil
Average interest rate	6.79%		6.79%		6.79%

Total	$98,068		$2,008		$16,045	$80,015	$Nil

The Company is exposed to foreign currency risk as fluctuations in the United States dollar against the Canadian dollar can impact the financial results of the Company. The Company’s Canadian operations realize foreign currency exchange gains and losses on the United States dollar denominated revenue generated against Canadian dollar denominated expenses. Furthermore, the Company reports its results in United States dollars thereby exposing the results of the Company’s Canadian operations to foreign currency fluctuations. In addition, the Company’s United States dollar debt of $98.0 million is designated as a hedge of the investment in the United States’ self-sustaining foreign operations.
Item 4. Controls and Procedures
a)	As of October 18, 2006, the Chief Executive Officer and the Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures in accordance with Rule 13a-15 under the Exchange Act for the quarter ended September 30, 2006. Based on their evaluation, the Company’s Chief Executive Officer and the Chief Financial Officer concluded that Vitran’s disclosure controls and procedures enable Vitran to record, process, summarize and report in a timely manner the information that we are required to disclose in our Exchange Act reports.

b)	There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

Item 1A. Risk Factors
See Part 1A of the Company’s 2005 Annual Report on Form 10-K.
Item 2. Changes in Securities and Use of Proceeds
On February 13, 2006 Vitran commenced a normal course issuer bid to repurchase up to 632,381 Common Shares by way of open market purchases through the facilities of the Toronto Stock Exchange. The normal course issuer bid expires on February 12, 2007. All shares repurchased are cancelled. The following table summarizes the purchases in the third quarter of 2006:

				Maximum number
			Total number of	of Common Shares
	Number of	Average price paid	Common Shares as	that may yet be
	Common Shares	per Common Share	part of a publicly	purchased under the
Period	purchased	(CAD)	announced plan	plan

Jul. 1 to Jul. 31, 2006	—	—	—	632,381
Aug 1 to Aug 31, 2006	—	—	—	632,381
Sept 1 to Sept 30, 2006	—	—	—	632,381

Total	—	—	—

Item 3. Defaults Upon Senior Securities      —      None
Item 4. Submission of Matters to a Vote of Security Holders      —      None
Item 5. Other Information      —      None
Item 6. Exhibits and Reports on Form 8-K
Exhibits

Exhibit
Number	Description of Exhibit

31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated October 18, 2006.
32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated October 18, 2006.
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VITRAN CORPORATION INC.

/s/SEAN P. WASHCHUK
Sean P. Washchuk
Date: October 18, 2006	Vice President of Finance and
Chief Financial Officer
(Principal Financial Officer)

/s/ FAYAZ D. SULEMAN
Fayaz D. Suleman
Date: October 18, 2006	Corporate Controller
(Principal Accounting Officer)