Form 10-K
period 2006-12-31
VITRAN CORP INC
filed 2007-02-09
CIK 946823

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission file number 0-19791

VITRAN CORPORATION INC.
(Exact name of registrant as specified in its charter)

Ontario, Canada	(I.R.S. Employer
(State or other jurisdiction of	Identification No.)
incorporation or organization)
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule
12b-2 of the Act).
Large accelerated filer ☐      Accelerated filer ☑       Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes       ☑ No
The number of shares of common stock outstanding at February 07, 2007 was 13,419,859. The aggregate market value of the voting stock of the registrant, excluding directors, officers and registered holders of 10% as of February 07, 2007 was approximately $178,000,000.
DOCUMENTS INCORPORATED BY REFERENCE
1) Definitive Proxy statement to be filed within 120 days of December 31, 2006 (Only those portions referenced herein are incorporated in this Annual Report on Form 10-K).

Unless otherwise indicated all dollar references herein are in United States dollars.
PART I
ITEM 1—BUSINESS
OVERVIEW
     Vitran Corporation Inc. (“Vitran” or the “Company”) is a leading, predominantly non-union, provider of freight surface transportation and related logistics services throughout Canada and in 29 states in the eastern, central, southwestern, and western United States. Its business consists of Less-than-truckload services (“LTL”), Logistics services, and Truckload services. These services are provided by stand-alone business units within their respective regions. The business units operate independently or in a complementary manner to provide solutions depending on a customer’s needs. For the years ended December 31, 2006 and 2005, the Company had revenues of $514.0 million and $428.2 million, respectively.
CORPORATE STRUCTURE
     Vitran’s registered office is located at 185 The West Mall, Suite 701, Toronto, Ontario, Canada, M9C 5L5. Vitran Corporation Inc. was incorporated in Ontario under the Business Corporation Act (Ontario) on April 29, 1981.
     Vitran’s business is carried on through its subsidiaries which hold the relevant licenses and permits required to carry on business. The following are Vitran’s principal operating subsidiaries (including their jurisdiction of incorporation), all wholly owned as at December 31, 2006: Vitran Express Canada Inc. (Ontario); Can-Am Logistics Inc. (Ontario); Vitran Logistics Ltd. (Ontario); Expéditeur T.W. Ltée (Canada); Vitran Corporation (Nevada); Vitran Express Inc. (Indiana); R.A. Christopher Inc. (Kansas); Frontier Transport Corporation (Indiana); Vitran Logistics Corp. (Delaware); Vitran Logistics Inc. (Indiana); Vitran Express West Inc. (Nevada) and PJAX, Inc. (Pennsylvania).
OPERATING SEGMENTS
     Segment financial information is included in Note 12 to the Consolidated Financial Statements.
LTL Services
     Vitran has grown organically and made strategic acquisitions to build a comprehensive LTL network throughout Canada and in the central, southwestern, and western United States. On May 31, 2005 Vitran expanded into the southwestern United States by acquiring Chris Truck Line (“CTL”), a Kansas-based regional less-than-truckload carrier serving 11 states. With the acquisition of CTL, Vitran obtained an additional 19 service centers covering 11 states, including new territory in Colorado, Kansas, Oklahoma, and Texas. On January 3, 2006 Vitran, through its subsidiary Vitran Express West Inc., expanded into the western United States by acquiring the assets of Sierra West Express (“SWE”), a Nevada-based regional less-than-truckload carrier serving three states. With the acquisition of SWE, Vitran expanded its footprint to California, Nevada, and Arizona. On October 2, 2006, Vitran expanded into the eastern United States by acquiring PJAX Freight System (“PJAX”), a Pennsylvania-based regional less-than-truckload carrier serving 11 states. With the acquisition of PJAX, Vitran obtained 22 service centers including expanded and new state coverage in New Jersey, Pennsylvania, Delaware, Maryland, West Virginia and Virginia.
     Vitran’s LTL business represented approximately 85.9% of its revenue for the year ended December 31, 2006. Within the United States, the Company operates primarily within the eastern, central, southwestern and western United States and delivers approximately 90.0% of its freight shipments within one or two days. In addition, the Company offers its services to the other regions in the United States (other than Alaska and Hawaii) through its strategic inter-regional relationships. The service is provided over-the-road, mostly by Company drivers, which allows more control in servicing these time-sensitive shipments. As an integral part of its service solution, the U.S.

LTL business was one of the first regional LTL companies to offer an unconditional money back service guarantee to its customers. Vitran’s U.S. LTL regional business represented approximately 53.1% of its revenues for the year ended December 31, 2006.
     Within Canada, the Company provides next-day service within Ontario, Quebec and within parts of western Canada, and generates most of its revenue from the movement of LTL freight within the three- to five- day east/west service lanes. The majority of its trans-Canada freight is shipped intermodally, whereby the Company’s containers are loaded onto rail cars and trans-loaded to Vitran facilities where Vitran’s network of owner operators pick up and deliver the freight to various destinations. An expedited service solution is also offered nationally using over-the-road driver teams to complete these moves in a shorter time frame. Vitran’s Canadian LTL business represented approximately 32.8% of its revenues for the year ended December 31, 2006.
     Vitran’s Transborder Service Solution (inter-regional) provides over-the-road service between its Canadian LTL and U.S. LTL business units. This is the Company’s highest margin and fastest growing service, achieving approximately 22.6% year-over-year revenue growth for the year ended December 31, 2006.
Logistics
     Vitran’s Logistics business, which represented approximately 7.7% of its revenues for the year ended December 31, 2006, consists of two principal lines of business: (1) Supply Chain Solutions in Canada and the United States including warehousing, inventory management and flow-through distribution facilities; and (2) Freight Brokerage, which coordinates the transport of truck and container loads from sales offices in Toronto, Montreal, and Los Angeles.
     Supply Chain Solutions. Supply chain solutions involve the transportation and management of goods and the provision of information about such goods as they pass through the supply chain from manufacturer to end user. Vitran Logistics’ role is to design a supply chain network for a customer, contract with the necessary suppliers (including Vitran’s LTL services), implement the design and manage the logistical system. Vitran’s supply chain services unit offers a range of services in Canada and the United States including warehousing, inventory management and flow-through distribution facilities, focusing primarily on long-term logistics solutions. Currently the Company has approximately 622,000 square feet of warehouse and distribution space under management.
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
Truckload
     Vitran’s Truckload business, operating as Frontier Transport Corporation (“Frontier”), provides truckload service within the United States. Frontier utilizes its company-owned trailing equipment and tractor owner operators. The business is primarily dry van with a small temperature controlled service available. Frontier operates from two terminals, one in Atlanta and the other in Indianapolis where the main administration office is located. Frontier principally delivers within a 400-mile radius utilizing 232 owner operators with company-owned or leased trailing fleet.
THE TRUCKING INDUSTRY
     According to estimates made by the American Trucking Association, the United States trucking industry in 2004 accounted for approximately $671 billion, or approximately 88% of total domestic freight transportation revenue. Trucks provide freight transportation services to virtually every industry operating in the United States and Canada and generally offer higher levels of reliability, shipment integrity, and speed than other surface transportation options. The trucking industry is highly competitive on the basis of service and price. The LTL portion of the industry accounted for approximately $65 billion of revenue during 2004.

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
EMPLOYEES
     At December 31, 2006, Vitran employed approximately 4,929 full- and part-time employees and contracted with approximately 439 owner operators.
     122 of Vitran’s employees are represented by labor unions. Two of Vitran’s terminals in Canada operate with unionized dock workers represented by the International Brotherhood of Teamsters and the Canadian Autoworkers Association. The Company has two collective agreements with its unionized employees. These agreements expire on March 31, 2008, and on September 30, 2008, respectively.
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
REGULATION
     Regulatory agencies exercise broad powers over the trucking industry, generally governing such activities as authorization to engage in motor carrier operations, safety and financial reporting. The industry also may become subject to new or more restrictive regulations relating to fuel emissions, ergonomics, or limits on vehicle weight and size. Additional changes in the laws and regulations governing the trucking industry could affect the economics of the industry by requiring changes in operating practices or by influencing the demand for and the costs of providing services to customers.
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
COMPETITION
     Vitran competes with many other transportation service providers of varying sizes within Canada and the United States. In the United States, Vitran competes mainly in the eastern, central, southwestern and western states. The transportation industry is highly competitive on the basis of both price and service. The Company competes with regional, inter-regional and national LTL carriers, truckload carriers, third party logistics companies and, to a lesser extent, small package carriers, air freight carriers and railroads. The Company competes effectively in its markets by providing high quality and timely service at competitive prices.
AVAILABLE INFORMATION
     Vitran makes available free of charge on or through its website at www.vitran.com its Annual Report on Form 10-K (including the MD&A at December 31, 2006), Quarterly Reports on Form 10-Q, current reports on Form 8-K and other information releases, including all amendments to those reports, as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (SEC) and System for Electronic Document Analysis and Retrieval (SEDAR). The information can also be accessed through EDGAR at www.sec.gov/edgar.shtml or SEDAR at www.sedar.com.

ITEM 1. a—RISK FACTORS
RISKS AND UNCERTAINTIES
     Information on the risks and uncertainties relating to the Company appears in the Company’s management discussion and analysis (“MD&A”) for the year ended December 31, 2006, Item 7, reference to which is hereby made, and the information therein is incorporated herein by reference.
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
     Vitran operates 127 terminals, 25 of which are located in Canada and 102 of which are located in the United States. The Company’s LTL segment operates 118 terminals with a total of 3,068 loading doors in the United States and with a total of 617 loading doors in Canada. At December 31, 2006 Vitran was in the process of constructing a new 130 door facility on 21 acres for the Toronto market. The service center will replace the current leased facility. The 10 largest operating terminals in Vitran’s LTL segment, in terms of the number of loading doors, are listed below.

Terminals	Doors	Owned/ Leased
Toronto	132	Leased
Indianapolis	116	Leased
Toledo	101	Owned
Philadelphia	92	Leased
Montreal	85	Owned
Vancouver	85	Owned
Chicago	81	Leased
Pittsburgh	80	Owned
Winsted	78	Owned
Detroit	74	Owned
     In addition to two warehouse facilities, Vitran’s Logistics business operates five dedicated flow-through facilities, four in Canada, and the other in the United States, for major retailers in their respective markets. Vitran’s Truckload business operates two terminals, one in Indianapolis and the other in Atlanta.
ITEM 3—LEGAL PROCEEDINGS
     Vitran is subject to various legal proceedings and claims that have arisen in the ordinary course of its business that have not been fully adjudicated. Many of these are covered in whole or in part by insurance. The management of Vitran does not believe that these actions, when finally concluded and determined, will have a material adverse effect upon Vitran’s financial condition, results of operations or cash flows.
ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.

PART II
ITEM 5—MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
Description of Share Capital
     At December 31, 2006, there were an unlimited number of shares authorized and 13,419,859 common shares issued and outstanding. The holders of the common shares are entitled to one vote for each common share on all matters voted on at any meetings of Vitran’s shareholders, to any dividends that may be declared by the Company’s Board of Directors thereon and, in the event of the liquidation, dissolution or winding up of the Company, will be entitled to receive the remaining property.
     Vitran’s common shares trade on the Toronto Stock Exchange (“TSX”) and the NASDAQ National Market under the symbols: VTN and VTNC respectively. On February 07, 2007, there were approximately 47 registered holders of record of the Company’s common shares.
     Vitran did not pay any dividends on common shares in fiscal 2006 and 2005. The Company ceased paying dividends in December 2001. The Board of Directors is responsible for determining the Company’s dividend policy and does not intend to declare dividends in the foreseeable future.
     The following table sets forth the high and low bid prices of our common stock for the periods indicated, as reported by the TSX and the NASDAQ:

	TSX			NASDAQ
Quarter	High	Low	Volume	High	Low	Volume
	(in Canadian dollars)			(in United States dollars)
2006
Fourth Quarter	$22.31	$18.10	381,700	$19.78	$16.03	1,860,000
Third Quarter	$27.99	$19.94	104,400	$25.72	$16.74	1,506,100
Second Quarter	$27.37	$21.01	340,500	$24.75	$19.00	3,273,000
First Quarter	$24.50	$21.50	425,800	$20.90	$18.61	1,654,500
2005
Fourth Quarter	$23.50	$19.00	322,700	$20.00	$15.55	1,894,700
Third Quarter	$21.99	$18.85	406,800	$18.19	$15.28	1,865,500
Second Quarter	$19.90	$16.50	654,600	$16.39	$13.41	2,435,700
First Quarter	$21.00	$17.95	676,600	$17.25	$14.05	2,295,800

	TSX			NASDAQ
2006 Monthly	High	Low	Volume	High	Low	Volume
	(in Canadian dollars)			(in United States dollars)
December	$20.75	$19.17	229,200	$17.85	$16.57	449,300
November	$20.25	$18.56	74,900	$17.56	$16.49	491,900
October	$22.31	$18.10	77,600	$19.78	$16.03	918,800
September	$22.99	$19.94	43,100	$20.10	$16.74	354,100
August	$23.00	$20.02	20,400	$20.92	$17.62	385,200
July	$27.99	$22.34	40,900	$25.72	$19.61	766,800
June	$27.37	$22.52	66,900	$24.75	$20.02	1,046,000
May	$25.00	$22.50	215,900	$22.59	$19.85	1,818,000
April	$24.20	$21.01	57,700	$21.00	$19.00	409,000
March	$24.50	$22.40	221,600	$20.90	$18.76	557,500
February	$23.42	$21.60	133,200	$20.55	$18.64	613,000
January	$23.30	$21.50	71,000	$20.00	$18.61	484,000

Stock Option Plan

	Number of securities		Number of securities
	to be issued upon		remaining available for
	exercise of	Weighted average	future issuance
	outstanding	exercise price of	(excluding securities
Plan Category	options	outstanding options	reflected in column (a))

	(a )	(b )	(c )
Equity compensation plans approved by security holders	767,700	$11.42	214,500
Equity compensation plans not approved by security holders	—	—	—
Total (1)	767,700	$11.42	214,500

(1)	As at December 31, 2006.
     Vitran maintains a stock option plan to assist in attracting, retaining and motivating its directors, officers and employees. The details of the Company’s authorized stock option plan are described in Note 9 of the Consolidated Financial Statements.
Purchases of Equity Securities
     On February 13, 2006 Vitran commenced a normal course issuer bid to repurchase up to 632,381 common shares by way of open market purchases through the facilities of the Toronto Stock Exchange. The normal course issuer bid will expire on February 12, 2007. All shares repurchased are cancelled. The following table summarizes the purchases in the fourth quarter of 2006:

				Maximum number
			Total number of	of common shares
	Number of	Average price paid	common shares as	that may yet be
	common shares	per common share	part of a publicly	purchased under the
Period	purchased	(CAD)	announced plan	plan

Oct. 1 to Oct. 31, 2006	2,000	$18.30	2,000	630,381
Nov. 1 to Nov. 30, 2006	—	—	—	630,381
Dec. 1 to Dec. 31, 2006	—	—	—	630,381

Total	2,000	$18.30	2,000

     On February 7, 2007, Vitran renewed its normal course issuer bid to repurchase up to 670,993 common shares by way of open market purchases through the facilities of the Toronto Stock Exchange. The normal course issuer bid will commence on February 13, 2007 and expire on February 12, 2008.
Transfer Agents

Computershare Investor Services Inc.	Montreal, Toronto	Canada
Computershare Trust Company Inc.	Denver	United States

ITEM 6—SELECTED FINANCIAL DATA
     The following selected financial data should be read in conjunction with the Consolidated Financial Statements and Notes under Item 8 of this Annual Report on Form 10-K. For a summary of quarterly financial data for fiscal 2006 and 2005 please see the Supplemental Schedule of Quarterly Financial Information included in the Consolidated Financial Statements. For a summary of measurement and disclosure differences between United States and Canadian accounting policies please see Note 17 to the Consolidated Financial Statements.
Selected Financial Data (Thousands of dollars, except per share amounts)

Year	2006	2005	2004	2003	2002

United States GAAP Statements of Income
Revenue	$514,059	$428,192	$374,595	$331,826	$303,595

Income from continuing operations before depreciation and amortization expense (1)	40,530	32,392	24,183	20,044	17,373

Income from continuing operations	28,040	25,427	18,977	14,550	12,065

Net income from continuing operations	19,258	17,938	14,943	10,336	6,494

Change in method for accounting for goodwill	—	—	—	—	(3,023)

Cumulative effect of change in accounting principle	141	—	—	—	—

Net income	$19,399	$17,938	$14,943	$10,336	$3,471

Earnings per share basic:
Net income from continuing operations	$1.49	$1.43	$1.22	$1.07	$0.67
Net income (loss)	$1.50	$1.43	$1.22	$1.07	$0.36
Weighted average number of shares	12,887,401	12,516,265	12,285,400	9,684,901	9,691,041

Earnings per share diluted:
Net income from continuing operations	$1.47	$1.40	$1.17	$1.01	$0.66
Net income (loss)	$1.48	$1.40	$1.17	$1.01	$0.35
Weighted average number of shares	13,124,865	12,848,360	12,740,477	10,263,211	9,784,066

Canadian GAAP (2) Statements of income
Revenue	$514,059	$428,192	$374,595	$331,826	$303,595

Income from continuing operations before depreciation and amortization expense (1)	40,530	32,392	24,183	20,308	17,817

Income from continuing operations	28,040	25,427	18,977	14,814	12,509

Net income from continuing operations	19,258	17,938	14,943	10,336	6,938

Net income (loss)	$19,258	$17,938	$14,943	$10,336	$6,938

Selected Financial Data (continued) (Thousands of dollars, except per share amounts)

Year	2006	2005	2004	2003	2002

Earnings per share basic:
Net income from continuing operations	$1.49	$1.43	$1.22	$1.07	$0.72
Net income (loss)	$1.49	$1.43	$1.22	$1.07	$0.72
Weighted average number of shares	12,887,401	12,516,265	12,285,400	9,684,901	9,691,041

Earnings per share diluted:
Net income from continuing operations	$1.47	$1.40	$1.17	$1.01	$0.71
Net income (loss)	$1.47	$1.40	$1.17	$1.01	$0.71
Weighted average number of shares	13,124,865	12,848,360	12,740,477	10,263,211	9,784,066
Dividends per share $US	Nil	Nil	Nil	Nil	Nil
Dividends per share $Cdn	Nil	Nil	Nil	Nil	Nil

Year	2006	2005	2004	2003	2002

Balance Sheets (United States GAAP)
Assets:
Current assets	$80,021	$71,017	$90,177	$85,046	$46,746
Property and equipment, net	145,129	66,807	37,563	35,102	30,787
Intangible assets	15,888	2,456	—	—	—
Goodwill, net	117,146	61,448	45,304	44,865	43,869
Other assets	150	—	6	—	—

Total assets	$358,334	$201,728	$173,050	$165,013	$121,402

Liabilities and Stockholders’ Equity:
Current liabilities	$84,915	$48,331	$38,806	$46,412	$36,061
Long-term debt	93,139	8,588	11,507	17,931	30,504
Other non-current liabilities	6,983	5,007	3,546	2,715	2,767

Total stockholders’ equity	$173,297	$139,802	$119,191	$97,955	$51,853

Balance Sheets (Canadian GAAP)(2)
Assets:
Current assets	$80,021	$71,017	$90,177	$85,046	$46,746
Property and equipment, net	145,129	66,807	37,563	35,102	30,787
Intangible assets	15,888	2,456	—	—	—
Goodwill, net	117,146	61,448	45,304	44,865	43,869
Other assets	—	—	—	—	—

Total assets	$358,184	$201,728	$173,044	$165,013	$121,402

Liabilities and Stockholders’ Equity:
Current liabilities	$84,915	$48,331	$38,806	$46,412	$36,061
Long-term debt	93,139	8,588	11,507	17,931	30,504
Other non-current liabilities	6,983	5,007	3,546	2,715	2,767
Total stockholders’ equity	$173,171	$139,802	$119,185	$97,955	$52,070

Total commitments under operating leases	$38,827	$40,239	$46,564	$48,580	$57,475

Selected Financial Data (continued) (Thousands of dollars, except per share amounts)
Operating Ratios (3)

Total company	94.5%	94.1%	94.9%	95.5%	95.9%
Less-than-truckload	93.7%	93.1%	94.2%	94.3%	94.6%
Logistics	93.3%	94.7%	95.3%	96.2%	96.5%
Truckload	94.7%	93.5%	94.5%	98.2%	98.0%

Notes:

(1)	Income from continuing operations before depreciation and amortization expense (“EBITDA”) is a non-GAAP financial measure which does not have any standardized meaning prescribed by GAAP. EBITDA represents net income, minus cumulative change in accounting policy, plus (minus) income tax expense (benefit), plus net interest expense, and plus depreciation and amortization. The Company uses EBITDA in evaluating its operating performance compared to that of other companies in its industry, as the calculation of EBITDA eliminates the effects of financing, income taxes and the accounting effects of capital spending, which items may vary for different companies for reasons unrelated to overall operating performance. When analyzing its operating performance, however, investors should use EBITDA in addition to, not as an alternative for, income from operations and net income, as those items are defined by GAAP. Investors should also note that the Company’s presentation of EBITDA may not be comparable to similarly titled measures used by other companies. EBITDA is reconciled to net income as follows:

	Year ended December 31,
	2006	2005	2004	2003	2002
Net income	$19,399	$17,938	$14,943	$10,336	$6,938
Cumulative change in accounting principle	(141)
Income tax expense	6,122	7,191	3,983	3,158	2,282
Interest expense, net	2,660	298	51	1,320	3,289
Depreciation and amortization	12,490	6,965	5,206	5,494	5,308

EBITDA	$40,530	$32,392	$24,183	$20,308	$17,817

(2)	Please see Note 17 to the Consolidated Financial Statements for differences between United States and Canadian GAAP.

(3)	Operating ratio (“OR”) is a non-GAAP financial measure which does not have any standardized meaning prescribed by GAAP. OR is the sum of operating expenses, selling, general and administrative expenses, other expenses (income), and depreciation and amortization expense, divided by revenue. OR allows management to measure the Company and its various segments’ operating efficiency. OR is a widely recognized measure in the transportation industry which provides a comparable benchmark for evaluating the Company’s performance compared to its competitors. Investors should also note that the Company’s presentation of OR may not be comparable to similarly titled measures by other companies. OR is calculated as follows:

	Year ended December 31,
	2006	2005	2004	2003	2002
Operating expenses	$426,515	$357,960	$319,295	$282,016	$254,405
Selling, general and administrative expenses	47,448	37,881	31,263	29,366	31,084
Other expenses (income)	(434)	(41)	(146)	136	289
Depreciation and amortization expense	12,490	6,965	5,206	5,494	5,308

	$486,019	$402,765	$355,618	$317,012	$291,086

Revenue	$514,059	$428,192	$374,595	$331,826	$303,595

Operating ratio (“OR”)	94.5%	94.1%	94.9%	95.5%	95.9%

ITEM 7—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements:
     This MD&A and the documents incorporated by reference contains forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995 and applicable Canadian securities laws concerning Vitran’s business, operations, and financial performance and condition.
     Forward-looking statements may be generally identifiable by use of the words “believe”, “anticipate”, “intend”, “estimate”, “expect”, “project”, “may”, “plans”, “continue”, “will”, “focus”,” should”, “endeavor” or the negative of these words or other variation on these words or comparable terminology. These forward-looking statements are based on current expectations and are subject to uncertainty and changes in circumstances that may cause actual results to differ materially from those expressed or implied by such forward-looking statements.
     The MD&A and the documents incorporated by reference herein contain forward-looking statements regarding, but not limited to, the following:
•	the Company’s objective to expand, or acquire a less-than-truckload operation, in a new regional market;

•	the Company’s objective to achieve profitable revenue growth in the less-than-truckload segment;

•	the Company’s intention to improve results from yield improvement and operating efficiencies in the less-than-truckload segment;

•	the Company’s objective to complete information technology initiatives;

•	the Company’s intention to achieve above average transborder and inter-regional growth rates;

•	the Company’s intention to develop profitable accounts in the Logistics segment;

•	the Company’s ability to attract qualified drivers in the Truckload segment; and

•	the Company’s intention to purchase a specified level of capital assets and to finance such acquisitions with cash flow from operations and, if necessary, from the Company’s unused credit facilities;
Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause Vitran’s actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that may cause such differences include but are not limited to technological change, increase in fuel costs, regulatory change, the general health of the economy, changes in labor relations, geographic expansion, capital requirements, availability of financing, claims and insurance costs, environmental hazards, availability of qualified drivers and competitive factors. More detailed information about these and other factors is included in the MD&A. Many of these factors are beyond the Company’s control; therefore, future events may vary substantially from what the Company currently foresees. You should not place undue reliance on such forward-looking statements. Vitran Corporation Inc. does not assume the obligation to revise or update these forward-looking statements after the date of this document or to revise them to reflect the occurrence of future unanticipated events, except as may be required under applicable securities laws.
Unless otherwise indicated all dollar references herein are in U.S. dollars. The Company’s Annual Report on Form 10-K, as well as all the Company’s other required filings, may be obtained from the Company at www.vitran.com or from www.sedar.com or from www.sec.gov/edgar.shtml.

OVERVIEW
     Vitran Corporation Inc. (“Vitran” or the “Company”) is a leading, predominantly non-union, provider of freight surface transportation and related logistics services throughout Canada and in 29 states in the eastern, central, southwestern and western United States. Its business consists of three operating segments: (1) Less-than-truckload services (“LTL”), (2) Logistics services, and (3) Truckload services. These services are provided by stand-alone business units within their respective regions. Depending on a customer’s needs, the units can operate independently or in a complementary manner. As is more fully described in Item 1 “Business”, the LTL segment transports shipments in less than full trailer load quantities through freight service center networks, the Logistics segment provides supply chain solutions and freight brokerage services and the Truckload segment delivers full trailer loads point to point on a predominantly short haul basis.
     Vitran’s operating results are generally expected to depend on the number and weight of shipments transported, the prices received for the services provided, and the mix of services supplied to clients. Vitran must manage its fixed and variable operating cost infrastructure in the face of fluctuating volumes to realize appropriate margins while maintaining the quality service expected by its customers.
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
     As a result of an increased number of U.S. shareholders and the continued expansion within the United States, the Company, commencing the first quarter of 2006, elected U.S. GAAP as its primary reporting standard. Therefore a reconciliation from U.S. GAAP to Canadian GAAP has been provided in note 17. This disclosure is required for a finite period of time after the change to US GAAP is made under the Ontario Securities Commission regulations.
EXECUTIVE SUMMARY
     The year ended December 31, 2006 was another successful year for Vitran. The Company achieved record financial results for the third consecutive year with revenue of $514.1 million, income from operations of $28.0 million and net income of $19.4 million resulting in earnings per diluted share of $1.48.
     As important, the Company remained committed to its strategic plan and expanded its LTL geographic coverage with the acquisition of PJAX Freight System (“PJAX”) on October 2, 2006. PJAX represented the third LTL acquisition, following Sierra West Express (‘SWE”) on January 3, 2006 and Chris Truck Line (“CTL”) on May 31, 2005. These acquisitions over the last two years have expanded Vitran’s LTL coverage from 16 U.S. central states to 29 U.S. states from New Jersey to California.
     PJAX, the most recent acquisition, expanded Vitran’s existing LTL operating footprint to New Jersey, Pennsylvania, Delaware, Maryland, West Virginia and Virginia. The purchase price consideration was $138.7 million consisting of $80.0 million in cash, $27.1 million of assumed debt, $12.8 million of Vitran stock, approximately $5.5 million in cash to structure the transaction as an asset sale for tax purposes, holdbacks of $11.7 million and transaction costs totaling $1.6 million. The cash portion of the transaction was financed from existing cash on hand as well as draw downs on a new $160.0 million revolving and term credit facility. In conjunction with the purchase, the Company added 22 service centers to its network and acquired all 13 owned real estate parcels.
     SWE, acquired in the first quarter of 2006, expanded the LTL operating footprint to California, Nevada, and Arizona. The aggregate purchase price was $2.5 million, comprised of $2.3 million of cash and a $0.2 million note payable to the vendor in April 2007. The cash portion of the transaction was financed from existing cash on hand.

     In addition, the Company re-invested in its core operating segments in 2006 by purchasing all its rolling stock requirements and acquiring real estate in strategic markets. The LTL segment expanded and purchased service centers in Houston, Texas and Sioux Falls, South Dakota and commenced construction of the new Toronto, Ontario service center. The Logistics segment also acquired its principal U.S. based facility in Chicago.
RESULTS OF OPERATIONS 2006 COMPARED TO 2005
CONSOLIDATED RESULTS
     The following table summarizes the Consolidated Statements of Income for the three years ended December 31:

(in thousands)	2006	2005	2004	2006 vs 2005	2005 vs 2004

Revenue	$514,059	$428,192	$374,595	20.0%	14.3%
Operating expenses	426,515	357,960	319,295	19.2%	12.1%
SG&A expenses	47,448	37,881	31,263	25.3%	21.2%
Other expenses (income)	(434)	(41)	(146)	958.5%	(71.9%)
Depreciation and amortization	12,490	6,965	5,206	79.3%	33.8%
Income from operations	28,040	25,427	18,977	10.3%	34.0%
Interest expense, net	2,660	298	51	792.6%	484.3%

Net income	19,399	17,938	14,943	8.1%	20.0%

	2006	2005	2004	2006 vs 2005	2005 vs 2004

Earnings per share:
Basic	$1.50	$1.43	$1.22	4.9%	17.2%
Diluted	$1.48	$1.40	$1.17	5.7%	19.6%
Operating ratio	94.5%	94.1%	94.9%
     Revenue increased 20.0% to $514.1 million in 2006 from $428.2 million in 2005. Revenue in the LTL segment increased 25.2% and declined in the Logistics and Truckload segments 1.2% and 6.9%, respectively. Income from operations improved 10.3% to $28.0 million in 2006 from $25.4 million in 2005. The LTL and Logistics segments contributed to the improvement, posting increases of 14.4% and 25.1%, respectively. Income from operations in the Truckload segment declined 24.9%, partially offsetting the increase in the other segments. The Company’s consolidated operating ratio increased to 94.5% in 2006 from 94.1% in 2005. Detailed explanations for the improvements in revenue and income from operations are discussed below in “Segmented Results”.
     Selling, general and administrative expenses (“SG&A”) increased 25.3% to $47.4 million in 2006 from $37.9 million in 2005. The increase in SG&A expenses for the 2006 year can primarily be attributed to the additions of SWE on January 3, 2006 and PJAX on October 2, 2006. Contributing to the remainder of the increase were increases in non-cash employee stock options expense, corporate advertising expense, director compensation, salary and wage increases across all segments of the Company. With the addition of PJAX and the increase in ongoing compensation-related expenses, SG&A will be higher in 2007 as compared to 2006.
     Depreciation and amortization expense increased 79.3% to $12.5 million in 2006 from $7.0 million in 2005. The increase is primarily attributed to the addition of CTL on May 31, 2005, which would include a full year of depreciation and amortization expense in 2006, as well as the acquisition of SWE on January 3, 2006 and PJAX on October 2, 2006.
     Interest expense net of interest income was $2.7 million for 2006 compared to $0.3 million for 2005. This increase was due to the draw downs on Vitran’s credit facilities to fund the acquisition of PJAX on October 2, 2006. The increase is also attributable to the interest expense of the assumed term debt facilities and capital leases of PJAX.

     Income tax expense for 2006 was $6.1 million compared to $7.2 million in 2005. The effective tax rate was 24.1% for 2006 compared to 28.6% in 2005. The decrease in the effective tax rate can be attributed to a higher proportion of income being earned in lower tax jurisdictions.
     On January 1, 2006 the Company adopted SFAS 123(R), “Share-Based Payments”, using the modified prospective transition method. In accordance with the standard the Company recognized $0.1 million of income as cumulative effect of change in accounting principle. Therefore net income after cumulative effect of a change in accounting principle for 2006 was $19.4 million resulting in basic and diluted earnings per share of $1.50 and $1.48, respectively.
     Net income improved by 8.1% to $19.4 million for 2006, compared to $17.9 million in 2005. This resulted in basic and diluted earnings per share of $1.50 and $1.48 for the current year, compared to $1.43 and $1.40 in 2005. Net income before cumulative change in accounting principle improved by 7.4% to $19.3 million compared to $17.9 in 2005. This resulted in basic and diluted earnings per share before change in cumulative change in accounting principle of $1.49 and $1.47, respectively. The weighted average number of shares for 2006 was 12.9 million basic and 13.1 million diluted compared to 12.5 million basic and 12.8 million diluted shares in 2005. The increase is attributable to the issuance of common shares as part of the purchase consideration for the PJAX acquisition and the exercise of stock options.
SEGMENTED RESULTS
LTL (Less-than-truckload)
     The table below provides summary information for the LTL segment for the three years ended December 31:

(in thousands)	2006	2005	2004	2006 vs 2005	2005 vs 2004

Revenue	$441,499	$352,693	$303,017	25.2%	16.4%
Income from operations	28,029	24,494	17,604	14.4%	39.1%
Operating ratio	93.7%	93.1%	94.2%

Number of shipments(1)	3,007,985	2,484,064	2,371,030	21.1%	4.8%
Weight (000s of lbs)(2)	4,669,777	3,922,323	3,827,231	19.1%	2.5%
Revenue per shipment(3)	$146.78	$141.99	$127.80	3.4%	11.1%
Revenue per hundredweight(4)	9.45	8.99	7.92	5.1%	13.5%
     The LTL segment posted significant growth for 2006 compared to 2005, increasing revenue and expanding income from operations. Revenue increased 25.2% to $441.5 million in 2006 compared to $352.7 million in 2005, primarily driven by the acquisitions of CTL on May 31, 2005, SWE on January 3, 2006 and PJAX on October 2, 2006. These three acquisitions expanded Vitran’s LTL service footprint into the southwestern, western and eastern United States. Moreover, the legacy business units within the U.S. central states and Canada grew revenue 6.6%. Intermodal service issues that impacted growth in the Canadian national line of business for the previous two years were not factors in 2006 and the Canadian business unit posted historical growth rates. The unique transborder service offering between Vitran’s Canadian and U.S. LTL operations grew 22.6% in 2006 compared to 2005. Lastly, the LTL segment commenced its U.S. inter-regional sales initiatives in May of 2006 between the central and southwest regions and November 2006 between the central and western regions. With the addition of the PJAX’s eastern states to Vitran’s LTL service area and subsequent, to the completion of an information technology migration across all U.S. LTL business units, above average revenue growth in the inter-regional line of business is expected in 2007.

     Income from operations increased 14.4% to $28.0 million in 2006 compared to $24.5 million in 2005. A stable pricing environment within the LTL segment, the acquisitions of CTL, SWE and PJAX, partially offset by a softening economy in the second half of 2006 resulted in increased shipments, tonnage and revenue per hundredweight of 21.1%, 19.1% and 5.1%, respectively. However, the LTL segment operating ratio was 93.7% for 2006 compared to 93.1% in 2005. The LTL segment operating ratio was negatively impacted by the noticeable slowdown in the economy in the fourth quarter, as well as increased workers compensation and healthcare expenses, within the legacy LTL central state region.
Logistics
     The table below provides summary information for the Logistics segment for the three years ended December 31:

(in thousands)	2006	2005	2004	2006 vs 2005	2005 vs 2004

Revenue	$39,762	$40,261	$35,499	(1.2%)	13.4%
Income from operations	2,679	2,141	1,668	25.1%	28.4%
Operating ratio	93.3%	94.7%	95.3%
     Revenue for the Logistics segment declined slightly by 1.2% to $39.8 million compared to 2005. Shipments within the Brokerage business unit declined 29%; however the Supply Chain Solutions business unit expanded its square footage under management with existing accounts and at December 31, 2006 had 622,000 square feet under management at 90% of capacity. This resulted in an increase in income from operations of 25.1% to $2.7 million and an improvement in operating ratio to 93.3% in 2006 compared to 94.7% in 2005.
Truckload
     The table below provides summary information for the Truckload segment for the three years ended December 31:

(in thousands)	2006	2005	2004	2006 vs 2005	2005 vs 2004

Revenue	$32,798	$35,238	$36,079	(6.9%)	(2.3%)
Income from operations	1,734	2,308	1,968	(24.9%)	17.3%
Operating ratio	94.7%	93.5%	94.5%
     Revenue for the Truckload segment decreased 6.9% to $32.8 million in 2006 from $35.2 million in 2005. With a stable pricing environment in the midwestern U.S. attributable to a tight driver market the Company’s Truckload segment maintained a focus on better yielding freight. Consequently, revenue per total mile (5) compared to 2005 was flat while empty miles decreased by 9.3%. Nonetheless the slowdown in the economy during the second half of 2006 as well as an insufficient number of qualified drivers resulted in a 10% decline in shipments for 2006 compared to 2005. As a result income from operations declined 24.9% to $1.7 million for 2006 compared to $2.3 million for 2005.
RESULTS OF OPERATIONS 2005 COMPARED TO 2004
CONSOLIDATED RESULTS
     Revenue increased 14.3% to $428.2 million in 2005 from $374.6 million in 2004. Revenue in the LTL and Logistics segments increased 16.4% and 13.4%, respectively, contributing to the consolidated improvement. Revenue in the Truckload segment declined 2.3%, partially offsetting the increases in the other segments. Income from operations improved 34.0% to $25.4 million in 2005 from $19.0 million in 2004. All three segments, LTL, Truckload and Logistics, contributed to the improvement, posting increases of 39.1%, 17.3% and 28.4%, respectively, to their segments’ income from operations. Accordingly, the Company’s consolidated operating ratio improved to 94.1% in 2005 from 94.9% in 2004. Detailed explanations for the improvements in revenue and income from operations are discussed below in “Segmented Results”.
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
     Net income improved by 20.0% to $17.9 million for 2005, compared to $14.9 million in 2004. This resulted in basic and diluted earnings per share of $1.43 and $1.40 for 2005, compared to $1.22 and $1.17 in 2004. The weighted average number of shares for 2005 was 12.5 million basic and 12.8 million diluted compared to 12.3 million basic and 12.7 million diluted shares in 2004.
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
     A firm pricing environment within the LTL segment, the acquisition of CTL and a stable economy led to increased shipments, tonnage and revenue per hundredweight of 4.8%, 2.5% and 13.5%, respectively. However, the aforementioned non-unionized Port of Vancouver drayage driver work stoppage during the third quarter negatively offset income from operations increases by $0.2 million. Notwithstanding this, income from operations improved 39.1% to $24.5 million in 2005 compared to $17.6 million in 2004 and the LTL segment operating ratio improved to 93.1% compared to 94.2% in 2004.

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
     The Company’s business is sensitive to general economic conditions and seasonal fluctuations, although these factors are mitigated somewhat by the variable nature of many of the Company’s costs. Recessionary economic cycles and downturns in customer business cycles, as well as downturns in the principal regional economies where the Company’s operations are located may affect results of operations. In the trucking industry for a typical year, the second and third quarters usually have the highest business levels, while the first and fourth quarters generally have the lowest business levels. The fourth quarter holiday season and adverse weather conditions generally experienced in the first quarter of the year, such as heavy snow and ice storms, have a negative impact on operating results. Accordingly, revenue and profitability are generally lowest in the first and fourth quarters.
     Vitran is dependent on a major railroad for its national LTL service in Canada. Any reduction in service by the railroad is likely to increase costs for the Company and reduce the reliability, timeliness and overall attractiveness of rail-based services.

     The Company’s exposure to credit risk is not significant as it is not dependent on any particular industry or customer. The Company’s single largest customer accounted for 2.8% of revenue in 2006. The general manufacturing industry at approximately 46% of total LTL revenue in 2005 represents the most significant industry serviced by the Company.
     Labor represents Vitran’s most significant cost and key to service quality. The Company has a history of positive labor relations that will continue to be important to future success. The two unionized terminals in Canada, representing 2.3% of the Company’s labor force, are represented by the International Brotherhood of Teamsters and the Canadian Autoworkers Association. The collective bargaining agreements between the Company and its unionized employees expire on March 31, 2008 and on September 30, 2008, respectively.
     The Company is dependent on its ability to hire and retain qualified drivers including owner operators. The ground transportation industry as a whole has experienced an imbalance in the number of qualified drivers for approximately the last five years. The shortage has not significantly affected the Company’s LTL segment in 2006, but should an imbalance in the number of qualified drivers persist, Vitran may adjust its compensation package or operate with fewer drivers, all of which could impact profitability. Furthermore, the Company is dependent on certain key management personnel for the successful operation of the business. Loss of key personnel could harm Vitran’s operations and financial condition.
     The Company has exposure to foreign currency risk as fluctuations in the U.S. dollar against the Canadian dollar can impact the financial results of the Company. Management has designated the Company’s $85.2 million of U.S. dollar denominated long-term debt as a hedge to the foreign currency exposure generated by the Company’s U.S. operations. The Company’s Canadian operations realize foreign exchange gains and losses on the U.S. dollar revenue generated against expenses denominated in Canadian dollars. Furthermore, the Company reports its results in U.S. dollars thereby exposing the results of the Company’s Canadian operations to foreign currency fluctuations.
     While diesel fuel expenses represent an important cost component to Vitran, the extensive use of owner operators and the ability to share significant fuel increases with customers in the form of a fuel surcharge reduces this risk.
     The Company is subject to numerous laws and regulation by the DOT, Environmental Protection Agency (“EPA”), Internal Revenue Service, Canada Custom’s Regulation Agency and various other federal, state, provincial and municipal authorities. New or more comprehensive laws and regulation including but not limited to fuel emission, driver hours-of-service, taxation or other mandated regulation could impact profitability.
     Measures taken by the U.S. and Canadian governments to strengthen border security regulations could impact service levels. Vitran’s cross-border activity represented approximately 3.9% of the LTL segment revenue in 2006 and the Company has responded to the new requirements to ensure compliance and safety without jeopardizing the quality of service.
     The Company is exposed to interest rate risk at December 31, 2006 as a majority of its debt portfolio bears interest at floating rates. More predominately in the past and currently, management has used fixed interest rate instruments to mitigate the exposure to fluctuations in interest rates and on an ongoing basis continues to evaluate the Company’s need to fix interest rates.
     The Company operates a highly capital intensive business. Vitran depends on operating leases, lines of credit, secured equipment financing and cash flow from operations to finance the purchase of tractors, trailing fleet, information technology hardware and terminals.
     The Company invests in new operating equipment and is dependent on the availability of rolling stock. Vitran’s investment in rolling stock is a significant part of the annual capital expenditure expense and the supply and price of such equipment may be adversely impacted by new regulations on engines. Vitran is also dependent on the availability and price of terminal facilities.
     The Company is exposed to insurance and claims expenses. Vitran is exposed to claims resulting from cargo loss, auto liability and workers’ compensation. If the number and severity of future claims increase it could have an impact on profitability.

LIQUIDITY AND CAPITAL RESOURCES
     Cash flow from operations before working capital changes for the year increased to $34.1 million in 2006 compared to $29.2 million in 2005 due primarily to the increase in net income. Non-cash working capital changes contributed $1.0 million primarily due to a decrease in accounts receivable attributable to better collections in 2006 and a decrease in prepaid expenses. The days sales outstanding was 37.7 days for 2006 compared to 37.9 days for 2005.
     On January 3, 2006 the Company purchased all the assets and selected liabilities of SWE for an aggregate purchase price of $2.5 million, comprised of $2.3 million in cash and $0.2 note payable to the vendor in April 2007. The cash portion of the transaction was financed from existing cash on hand.
     On October 2, 2006 the Company acquired PJAX for an aggregate purchase price of $138.7 million, comprised of $80.0 million of cash, common shares valued at $12.8 million, $5.5 million of cash payable in April 2007 to structure the sale as an asset purchase for tax purposes, $11.7 million in hold-backs and $1.6 million in acquisition related costs. The cash portion of the transaction was financed from existing cash on hand and draw downs on a new $160.0 million revolving and term credit facility
     During the fourth quarter, in conjunction with the acquisition of PJAX, the Company amended its credit agreement increasing its borrowing capacity under its revolving credit facility to $60.0 million from $45.0 million, increased the term facility to $80.0 million from $9.5 million and maintained the unused $20.0 million revolving acquisition facility. The repayment period on both the revolving facilities and the term facility was extended to September 30, 2009. The Company’s interest rate spreads at higher leverage ratios were reduced by 37.5 bps.
     Interest-bearing debt was $108.9 million at the end of 2006 consisting of $81.9 million of term debt, capital leases of $19.7 million and $7.2 million drawn under the revolving credit facility. At the end of 2005 interest-bearing debt consisted of $11.4 million of term debt, a capital lease of $0.1 million and $2.9 million drawn under the revolving credit facility. During the year, the Company repaid $5.8 million of term debt and $1.6 million of capital leases. At December 31, 2006, the Company had available $57.0 million of unused credit facilities, net of outstanding letters of credit.
     Capital expenditures amounted to $27.1 million for 2006 and were primarily funded out of operating cash flows of the Company. The majority of capital expenditures in 2006 were real estate related expenditures, namely the acquisition of a logistics facility in Chicago, acquisition of an LTL service centre in Houston and the construction of new LTL service centers in Toronto and Sioux Falls. Tractor, trailer and information technology additions were primarily for replacement purposes. The table below sets forth the Company’s capital expenditures for the years ended December 31, 2006, 2005 and 2004.

	Year ended December 31,
(in thousands of dollars)	2006	2005	2004
Real estate and buildings	$14,459	$7,632	$346
Tractors	3,056	2,793	1,275
Trailing fleet	7,587	10,969	3,339
Information technology	761	938	626
Leasehold improvements	186	277	143
Other equipment	1,087	254	513

Total	$27,136	$22,863	$6,242

     Management estimates that cash capital expenditures, excluding real estate additions for 2007, will be between $19.0 million and $24.0 million. Real estate additions, the majority of which will be for the construction of the new Toronto service centre, will be approximately $11.0 million. The Company also anticipates entering into operating leases to fund the acquisition of equipment with a capital cost of between $1.5 million and $4.0 million. The Company expects to finance its capital requirements with cash flow from operations, and if required, its $57.0 million of unused credit facilities.

     The Company has contractual obligations that include long-term debt consisting of term debt facilities, revolving credit facilities, capital leases for operating equipment and off-balance sheet operating leases primarily consisting of tractor, trailing fleet and real estate leases. Operating leases form an integral part of the Company’s financial structure and operating methodology as they provide an alternative cost effective and flexible form of financing. The following table summarizes our significant contractual obligations and commercial commitments as of December 31, 2006:

	Payments due by period
(in thousands of dollars)	Total	2007	2008 & 2009	2010 & 2011	Thereafter

Contractual Obligations
Term credit facilities (LIBOR 4.74% to 7.24%)	$81,930	$9,020	$72,106	$804	$ Nil
Revolving credit facilities (LIBOR 7.23%)	7,215	Nil	7,215	Nil	Nil
Capital lease obligations	19,718	6,704	9,329	2,933	752
Amounts due to vendors of acquisitions	7,434	7,434	Nil	Nil	Nil

Sub-total	116,297	23,158	88,650	3,737	752
Off-balance sheet commitments
Operating leases	38,827	13,225	16,929	6,537	2,136

Total contractual obligations	$155,124	$36,383	$105,579	$10,274	$2,888

     In addition to the above-noted contractual obligations, the Company, as at December 31, 2006, utilized the revolving credit facility for standby letters of credit of $15.8 million. The letters of credit are used as collateral for self-insured retention of insurance claims.
     A significant decrease in demand for our services could limit the Company’s ability to generate cash flow and affect its profitability. The Company’s credit agreement contains certain financial maintenance tests that require the Company to achieve stated levels of financial performance, which, if not achieved, could cause an acceleration of the payment schedules. Management does not anticipate a significant decline in business levels or financial performance and expects that existing working capital, together with available revolving facilities, will be sufficient to fund operating and capital requirements in 2007 as well as service the contractual obligations.
OUTLOOK
     Fiscal 2006, despite a slow down in the economy, was another successful year for the Company. Revenue, income from operations and earnings per share were all time bests for Vitran. Furthermore the Company achieved its objective of expanding into new regional markets with the acquisitions of SWE and PJAX. Together these acquisitions added at total of 30 service centers in California, Nevada, Arizona, New Jersey, Pennsylvania, Delaware, Maryland, West Virginia and Virginia. The LTL segment achieved a double digit transborder growth rate and both the Canadian LTL and U.S. LTL business units improved revenue and yield. The U.S. LTL business unit executed an inter-regional sales strategy for new southwestern and western regions and completed the IT systems upgrade for SWE. The Canadian LTL unit made progress on the construction of its new Toronto service centre. However, despite management efforts, the U.S. LTL business unit did not reduce its claims costs to the desired levels in 2006. The Logistics segment posted financial improvements in 2006 compared to 2005 by leveraging its existing customer base. The Truckload segment did not perform as expected, due to difficulties with driver retention in a softer than expected economy.
     For 2007, Vitran’s objective is still to acquire or develop its LTL operation into new regional markets. Management will continue to evaluate LTL expansion opportunities with a view to ensuring the appropriate fit to its existing LTL network. At December 31, 2006, the Company had $1.5 million of cash and $57.0 million of unused credit facilities.
     Management intends to continue its focus on the LTL transborder business with a view to maintaining above average year-over-year revenue growth. The U.S. LTL business unit will focus on IT systems harmonization to augment its inter-regional sales and operating initiatives. Completing the migration of the U.S. LTL business unit to a common IT operating system will be of paramount importance not only for inter-regional sales but for linehaul optimization and the elimination of service centre and rolling stock redundancy. The Canadian LTL business unit will endeavor to complete the construction of the new Toronto service centre and then focus on service center efficiencies.

     The Logistics segment will continue to concentrate on gaining new profitable business that also utilizes the services of the Company’s LTL infrastructure. Vitran management expects continued tightness in the 2007 Truckload driver market; therefore, the Truckload segment will focus on driver retention and margin expansion. The Truckload segment has modified its compensation package to attract qualified drivers.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
     The Company prepares its financial statements in accordance with generally accepted accounting principles (“GAAP”) in the United States together with a reconciliation to Canadian GAAP, as disclosed in Note 17 to the Consolidated Financial Statements.
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
Claims and Insurance Accruals
     Claims and insurance accruals reflect the estimated ultimate total cost of claims, including amounts for claims incurred but not reported, for cargo loss and damage, bodily injury and property damage, workers’ compensation, long-term disability and group health. In Canada the Company has $43,000 (Cdn$50,000) and in the United States $350,000 self-insurance retention (“SIR”) per incident for auto liability, casualty and cargo claims. In the United States the Company has an $350,000 SIR per incident for workers’ compensation and $250,000 SIR per incident for employee medical. In establishing these accrued expenses, management evaluates and monitors each claim individually, and uses factors such as historical experience, known trends and third party estimates to determine the appropriate reserves for potential liability. Changes in severity of previously reported claims, significant changes in the medical costs and legislative changes affecting the administration of the plans could significantly impact the determination of appropriate reserves in future periods.
Goodwill and Intangible Assets
     The Company performs its goodwill impairment test annually, and more frequently if events or changes in circumstances indicate that an impairment loss may have occurred. Impairment is tested at the reporting unit level by comparing the reporting unit’s carrying amount to its implied fair value. The methodology used to measure fair value is the discounted cash flow method. The discounted cash flow method requires certain assumptions for growth in earnings before interest, taxes and depreciation, future tax rates, capital re-investment, fair value of the assets and liabilities, and discount rate. The discount rate is based on the Company’s estimated weighted average cost of capital. Actual recovery of goodwill could differ from these assumptions based on market conditions and other factors. In the event goodwill is determined to be impaired, a charge to earnings would be required. As at September 30, 2006, Vitran completed its annual goodwill impairment test and concluded that there was no impairment.
     The Company, for the acquisitions in 2006, allocated purchase price to intangible assets based on management’s estimates.
Property and equipment
     Property and equipment are recorded at cost and depreciated on a straight-line basis over their estimated useful lives. Management establishes appropriate useful lives for all property and equipment and continuously evaluates and updates these when circumstances warrant. Actual carrying value of assets could differ based on different assumptions, estimates or other factors.
Share-based Compensation
     Under the Company’s stock option plan, options to purchase Common Shares of the Company may be granted to key employees, officers and directors of the Company and its affiliates by the Board of Directors or by the Company’s Compensation Committee. The Company accounts for stock options in accordance with SFAS Statement 123 (R) with option expense amortized over the vesting period based on the Black-Scholes-Morton fair value on the grant date. The Company adopted SFAS 123(R) on January 1, 2006 and recorded $0.1 million in income related to the cumulative effect of change in accounting principle.
CHANGES IN ACCOUNTING POLICY
     See Note 1 to the accompanying consolidated financial statements for discussion of United States GAAP recent accounting pronouncements and see Note 17 for Canadian GAAP recent accounting pronouncements.
RELATED PARTIES
None.

ITEM 7a—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
INTEREST RATE SENSITIVITY
     The Company is exposed to the impact of interest rate changes. The Company’s exposure to changes in interest rates is limited to borrowings under the term bank facilities and revolving credit facilities that have variable interest rates tied to the LIBOR rate. As a majority of the Company’s debt is tied to variable interest rates, we estimate that the fair value of the long-term debt approximates the carrying value.

	Payments due by period
(in thousands of dollars)	Total	2007	2008 & 2009	2010 & 2011	Thereafter

Long-term debt
Variable Rate
Term bank facility	$78,000	$8,000	$70,000	$ Nil	$ Nil
Average interest rate (LIBOR)	7.24%	7.24%	7.24%
Revolving bank facility	7,215	Nil	7,215	Nil	Nil
Average interest rate (LIBOR)	7.23%		7.23%
Fixed Rate
Term bank facility	3,930	1,020	2,106	804	Nil
Average interest rate	4.74%	4.74%	4.74%	4.74%
Capital lease obligations	19,718	6,704	9,329	2,933	752
Average interest rate	6.00%	6.00%	6.00%	6.00%	6.00%

Total	$108,863	$15,724	$88,650	$3,737	$752

     The Company uses a variable-to-fixed interest rate swap on a $3.9 million term facility outstanding at December 31, 2006. The pay rate on the swap is 2.99% and the average receive rate is the one-month LIBOR rate which is currently 5.3%.
     The Company is exposed to foreign currency risk as fluctuations in the United States dollar against the Canadian dollar can impact the financial results of the Company. The Company’s Canadian operations realize foreign currency exchange gains and losses on the United States dollar denominated revenue generated against Canadian dollar denominated expenses. Furthermore, the Company reports its results in United States dollars thereby exposing the results of the Company’s Canadian operations to foreign currency fluctuations. In addition, the Company’s United States dollar debt of $85.2 million is designated as a hedge of the investment in the United States’ self-sustaining foreign operations.
     In addition to the information disclosed above, further information required by Item 7A of Form 10-K appears in Item 7 of this Annual Report on Form 10-K under the headings “Liquidity and Capital Resources” and “General Risks and Uncertainties”.

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     Consolidated Balance Sheets as at December 31, 2006, and 2005 and the Consolidated Statements of Income, Retained Earnings and Cash Flow for the years ended December 31, 2006, 2005, and 2004, reported on by KPMG LLP, Chartered Accountants.
     These statements are prepared in accordance with GAAP in the United States and in Canada. A reconciliation of the differences between United States and Canadian GAAP is included on Note 17 to the Consolidated Financial Statements.
MANAGEMENT RESPONSIBILITY OVER FINANCIAL REPORTING
     The Consolidated Financial Statements of the Company are the responsibility of management and have been prepared in accordance with Unites States GAAP with a reconciliation to Canadian GAAP and, where appropriate, reflect estimates based on management’s judgement. In addition, all other information contained in the Annual Report on Form 10-K is also the responsibility of management.
     The Company maintains systems of internal accounting and administrative controls designed to provide reasonable assurance that the financial information provided is accurate and complete and that all assets are properly safeguarded.
     The Board of Directors is responsible for ensuring that management fulfills its responsibility for financial reporting and is ultimately responsible for reviewing and approving the Consolidated Financial Statements. The Board appoints the Audit Committee, comprised of non-management directors, which meets with management and KPMG LLP, the external auditors, at least once a year to review, among other things, accounting policies, annual financial statements, the result of the external audit examination, and the management discussion and analysis included in the Annual Report on Form 10-K. The Audit Committee reports its finding to the Board of Directors so that the Board may properly approve the financial statements. Additional commentary on corporate governance appears in the Company’s proxy statement for the 2007 Annual Meeting of its Shareholders and the information therein is incorporated herein by reference.

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
AUDITORS’ REPORT TO THE SHAREHOLDERS
The Board of Directors and Shareholders
Vitran Corporation Inc.
We have audited the accompanying consolidated balance sheets of Vitran Corporation Inc. as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006. Our audit also included the financial statement schedule listed in the Index under Part IV, Item 15(a)2. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vitran Corporation Inc. as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 1 to the consolidated financial statements, on January 1, 2006, Vitran Corporation Inc. changed its method of accounting for stock-based compensation in accordance with guidance provided in “Statement of Financial Accounting Standards No. 123(R), “Share Based Payments.”
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Vitran Corporation Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)”, and our report dated February 7, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.”
/s/ KPMG LLP
Toronto, Canada
February 7, 2007

Consolidated Balance Sheets
(Amounts in thousands of United States dollars)
December 31, 2006 and 2005

	2006	2005	2005
	(US GAAP)	(US GAAP)	(CDN GAAP)
			(As previously
			reported)
Assets

Current assets:
Cash and cash equivalents	$1,454	$14,592	$14,592
Accounts receivable	66,051	46,587	46,587
Inventory, deposits and prepaid expenses	10,796	8,396	8,396
Deferred income taxes (note 8)	1,720	1,442	1,442

Total current assets	80,021	71,017	71,017

Property and equipment (note 4)	145,129	66,807	66,807
Intangible assets (note 6)	15,888	2,456	2,456
Goodwill (note 5)	117,146	61,448	61,448
Other	150	—	—

Total assets	$358,334	$201,728	$201,728

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable and accrued liabilities	$67,916	$41,362	$41,362
Income and other taxes payable	1,275	1,124	1,124
Current portion of long-term debt (note 7)	15,724	5,845	5,845

Total current liabilities	84,915	48,331	48,331

Long-term debt (note 7)	93,139	8,588	8,588
Deferred income taxes (note 8)	6,983	5,007	5,007

Shareholders’ equity:
Common shares, no par value, unlimited authorized, 13,419,859 and 12,647,636 issued and outstanding in 2006 and 2005, respectively (note 9)	76,913	63,604	63,604
Additional paid-in capital	1,607	956	956
Retained earnings	90,933	71,553	72,310
Cumulative translation adjustment	—	—	2,932
Accumulated other comprehensive income (note 3)	3,844	3,689	—

Total shareholders’ equity	173,297	139,802	139,802

Lease commitments (note 14)
Contingent liabilities (note 16)

Total liabilities and shareholders’ equity	$358,334	$201,728	$201,728

On behalf of the Board:

/s/ RICHARD D. McGRAW Chairman	/s/ JOHN R. GOSSLING Director
See accompanying notes to consolidated financial statements.

Consolidated Statements of Income
(Amounts in thousands of United States dollars, except per share amounts)
Years ended December 31, 2006, 2005 and 2004

		2005	2004
	2006	(US and	(US and
	(US GAAP)	CDN GAAP)	(CDN GAAP)

Revenue	$514,059	$428,192	$374,595

Operating expenses	426,515	357,960	319,295
Selling, general and administrative expenses	47,448	37,881	31,263
Other income	(434)	(41)	(146)
Depreciation and amortization	12,490	6,965	5,206

	486,019	402,765	355,618

Income from operations before the undernoted	28,040	25,427	18,977

Interest on long-term debt	(2,887)	(771)	(718)
Interest income	227	473	667

	(2,660)	(298)	(51)

Income from operations before income taxes	25,380	25,129	18,926

Income taxes (note 8):
Current	4,177	3,506	2,717
Deferred	1,945	3,685	1,266

	6,122	7,191	3,983

Net income before cumulative effect of change in accounting principle	19,258	17,938	14,943

Cumulative effect of change in accounting principle	141	—	—

Net income	$19,399	$17,938	$14,943

The cumulative effect of change in accounting principle is not applicable under Canadian GAAP for the years ended December 31, 2005 and 2004.

Consolidated Statements of Income (continued)
(Amounts in thousands of United States dollars, except per share amounts)
Years ended December 31, 2006, 2005, and 2004

		2005	2004
	2006	(US and	(US and
	(US GAAP)	CDN GAAP)	CDN GAAP)

Income per share:

Basic:
Net income before cumulative effect of change in accounting principle	$1.49	$1.43	$1.22
Cumulative effect of change in accounting principle	0.01	—	—

Net income	$1.50	$1.43	$1.22

Diluted:
Net income before cumulative effect of change in accounting principle	$1.47	$1.40	$1.17
Cumulative effect of change in accounting principle	0.01	—	—

Net income	$1.48	$1.40	$1.17

Weighted average number of shares:
Basic	12,887,401	12,516,265	12,285,400
Diluted	13,124,865	12,848,360	12,740,477

See accompanying notes to consolidated financial statements.

Consolidated Statements of Shareholders’ Equity
(Amounts in thousands of United States dollars)
Years ended December 31, 2006, 2005 and 2004

					Accumulated
			Additional		other	Total
	Common shares		paid-in	Retained	comprehensive	shareholders’
	Number	Amount	capital	earnings	income	equity

December 31, 2005	12,647,636	$63,604	$956	$71,553	$3,689	$139,802
Shares issued upon exercise of employee stock options	97,300	526	(47)	—	—	479
Shares repurchased for cancellation	(2,000)	(14)	—	(19)	—	(33)
Net income	—	—	—	19,399	—	19,399
Other comprehensive income (note 3)	—	—	—	—	155	155
Share-based compensation	—	—	839	—	—	839
Shares issued upon acquisition of subsidiary (note 2)	676,923	12,797	—	—	—	12,797
Cumulative effect of change in accounting principle (note 1(l))	—	—	(141)	—	—	(141)

December 31, 2006	13,419,859	$76,913	$1,607	$90,933	$3,844	$173,297

					Accumulated
			Additional		other	Total
	Common shares		paid-in	Retained	comprehensive	shareholders’
	Number	Amount	capital	earnings	income	equity

December 31, 2004	12,419,678	$60,798	$323	$54,215	$3,855	$119,191
Shares issued upon exercise of employee stock options	85,300	303	(21)	—	—	282
Shares repurchased for cancellation	(59,800)	(297)	—	(600)	—	(897)
Net income	—	—	—	17,938	—	17,938
Other comprehensive loss (note 3)	—	—	—	—	(166)	(166)
Share-based compensation	—	—	654	—	—	654
Shares issued upon acquisition of subsidiary (note 2)	202,458	2,800	—	—	—	2,800

December 31, 2005	12,647,636	$63,604	$956	$71,553	$3,689	$139,802

					Accumulated
			Additional		other	Total
	Common shares		paid-in	Retained	comprehensive	shareholders’
	Number	Amount	capital	earnings	income	equity

December 31, 2003	12,094,278	$59,358	$—	$39,272	$(675)	$97,955
Shares issued upon exercise of employee stock options	325,400	1,440	—	—	—	1,440
Net income	—	—	—	14,943	—	14,943
Other comprehensive income (note 3)	—	—	—	—	4,530	4,530
Share-based compensation	—	—	323	—	—	323

December 31, 2004	12,419,678	$60,798	$323	$54,215	$3,855	$119,191

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flow
(Amounts in thousands of United States dollars)
Years ended December 31, 2006, 2005 and 2004

		2005	2004
	2006	(US and	(US and
	(US GAAP)	CDN GAAP)	CDN GAAP)

Cash provided by (used in):

Operations:
Net income	$19,399	$17,938	$14,943
Items not involving cash from operations:
Depreciation and amortization	12,490	6,965	5,206
Deferred income taxes	1,945	3,685	1,266
Gain on sale of property and equipment	(434)	(41)	(146)
Share-based compensation expense	839	654	323
Cumulative effect of change in accounting principle	(141)	—	—
Change in non-cash working capital components	1,026	(2,034)	(6,839)

	35,124	27,167	14,753

Investments:
Purchases of property and equipment	(27,136)	(22,863)	(6,242)
Proceeds on sale of property and equipment	2,490	97	248
Acquisition of subsidiary, net	(89,284)	(28,192)	—
Acquisition of business assets	(2,251)	—	—
Marketable securities	—	31,974	(3,981)

	(116,181)	(18,984)	(9,975)

Financing:
Change in revolving credit facility	4,230	2,947	—
Proceeds from long-term debt	70,500	—	—
Repayment of long-term debt	(5,825)	(3,030)	(11,716)
Repayment of capital leases	(1,644)	—	—
Issue of common shares upon exercise of stock options	479	282	1,440
Repurchase of common shares	(33)	(921)	—

	67,707	(722)	(10,276)

Effect of translation adjustment on cash	212	(244)	456

Increase (decrease) in cash and cash equivalents	(13,138)	7,217	(5,042)

Cash and cash equivalents, beginning of year	14,592	7,375	12,417

Cash and cash equivalents, end of year	$1,454	$14,592	$7,375

Change in non-cash working capital components:
Accounts receivable	$2,278	$(3,419)	$(4,439)
Inventory, deposits and prepaid expenses	598	(1,963)	(77)
Income and other taxes recoverable/payable	151	(1,275)	(1,608)
Accounts payable and accrued liabilities	(2,001)	4,623	(715)

	$1,026	$(2,034)	$(6,839)

Supplemental cash flow information:
Interest paid	$2,480	$769	$722
Income taxes paid	5,586	5,063	4,608

Supplemental disclosure of non-cash transactions:
Issuance of shares to seller in acquisition	12,797	2,800	—

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements (continued)
(In thousands of United States dollars, except per share amounts where noted)
Years ended December 31, 2006, 2005 and 2004
1.	Significant accounting policies:
(a)	Description of the business:

Vitran Corporation Inc. (“Vitran” or the “Company”) is a North American provider of freight services and distribution solutions to a wide variety of companies and industries. Vitran offers less-than-truckload (“LTL”) service throughout Canada and the United States. Vitran Logistics offers supply chain solutions in Canada and the United States, including warehousing, inventory management and flow-through distribution facilities, as well as freight brokerage services. Vitran also provides same-day and next-day truckload services in the United States.

(b)	Basis of presentation:

These consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated on consolidation.

These consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) with a reconciliation to Canadian generally accepted accounting principles in note 17. The Ontario Business Corporations Act (“OBCA”) regulations allow issuers that are required to file reports with the Securities and Exchange Commission in the United States to file financial statements under United States GAAP to meet their continuous disclosure obligations in Canada. Prior to 2006, Vitran prepared its consolidated financial statements in accordance with Canadian GAAP with a reconciliation to United States GAAP.

All amounts in these consolidated financial statements are expressed in United States dollars, unless otherwise stated.

(c)	New accounting pronouncements:

SFAS Statement 155 amends SFAS Statement 133, Accounting for Derivatives and Hedging Activities, and SFAS Statement 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and allows an entity to remeasure at fair value a hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation from the host, if the holder irrevocably elects to account for the whole instrument on a fair value basis. Subsequent changes in the fair value of the instrument would be recognized in income. SFAS Statement 155 will be adopted January 1, 2007 as required by the statement. The requirements of SFAS Statement 155 are not expected to have an effect on the Company’s consolidated financial statements.

Notes to Consolidated Financial Statements (continued)
(In thousands of United States dollars, except per share amounts where noted)
Years ended December 31, 2006, 2005 and 2004
1.	Significant accounting policies (continued):
SFAS Statement 156 amends SFAS Statement 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. The Statement addresses the recognition and measurement of separately recognized servicing assets and liabilities and provides an approach to simplify efforts to obtain hedge-like (offset) accounting. SFAS 156 will be adopted January 1, 2007 as required by the statement. The requirements of SFAS 156 are not expected to have an effect on the Company’s consolidated financial statements.

SFAS Statement 157, Fair Value Measurements, defines fair values, establishes a framework for measuring fair value in GAAP, and requires enhanced disclosures about fair value measurements. This statement applies when other accounting pronouncements require or permit fair value measurements. SFAS Statement 157 will be adopted January 1, 2008 as required by the statement.

SFAS Statement 158, Employers’ Accounting for Defined Benefit Pension and Other Post-retirement Plans — an amendment of SFAS Statements 87, 88, 106 and 132(R), requires an employer to recognize in its balance sheet the overfunded or underfunded status of a defined benefit post-retirement plan measured as the difference between the fair value of the plan assets and the benefit obligation. Employers must also recognize as a component of other comprehensive income, net of tax, the actuarial and experience gains and losses and the prior service costs and credits. SFAS Statement 158 will be adopted January 1, 2007 as required by the statement. The requirements of SFAS Statement 158 are not expected to have an effect on the consolidated financial statements.

FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109, clarifies the criteria for recognizing tax benefits under FASB Statement 109. It also requires additional financial statement disclosures about uncertain tax positions. FIN 48 will be adopted January 1, 2007 as required by the FIN. The Company is currently evaluating the effect of FIN 48 on the Company’s consolidated financial statements.

(d)	Foreign currency translation:

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

Notes to Consolidated Financial Statements (continued)
(In thousands of United States dollars, except per share amounts where noted)
Years ended December 31, 2006, 2005 and 2004
1.	Significant accounting policies (continued):
Monetary assets and liabilities denominated in a foreign currency are translated into the functional currency of the operation using the year-end rate of exchange giving rise to a gain or loss which is recognized in income during the current period.

For reporting purposes, the Canadian operations are translated into United States dollars using the current rate method. Under this method, all assets and liabilities are translated at the year-end rate of exchange and all revenue and expense items are translated at the average rate of exchange for the year. The resulting translation adjustment is recorded as a separate component of shareholders’ equity. United States dollar debt of $85.2 million (2005 — $11.4 million) is designated as a hedge of the investment in the United States dollar functional operation, such that related transaction gains and losses are recorded in the separate component of shareholders’ equity.

In respect of other transactions denominated in currencies other than the Canadian dollar, the monetary assets and liabilities of the Company are translated at the year-end rates. Revenue and expenses are translated at rates of exchange prevailing on the transaction dates. All of the exchange gains or losses resulting from these other transactions are recognized in income.

(e)	Revenue recognition:

The Company’s less-than-truckload, truckload business units and freight brokerage operations recognize revenue upon the delivery of the related freight and direct shipment costs as incurred. Revenue for the logistics operations is recognized as the management services are provided.

(f)	Accounts receivable:

Accounts receivable are presented net of allowance for doubtful accounts of $2.2 million at December 31, 2006 (2005 — $1.3 million).

(g)	Cash and cash equivalents:

Cash and cash equivalents include cash on account and short-term investments with maturities of three months or less at the date of purchase and are stated at cost, which approximates market value.

(h)	Inventory:

Inventory consists of tires and spare parts and is valued at the lower of average cost and replacement cost.

Notes to Consolidated Financial Statements (continued)
(In thousands of United States dollars, except per share amounts where noted)
Years ended December 31, 2006, 2005 and 2004
1.	Significant accounting policies (continued):
(i)	Property and equipment:

Property and equipment are recorded at cost. Depreciation of property and equipment is provided on a straight-line basis from the date assets are put in service over their estimated useful lives as follows:

Buildings	30-31.5 years
Leasehold interests and improvements	Over term of lease
Vehicles:
Trailers and containers	12 years
Trucks	8 years
Machinery and equipment	5-10 years
Tires purchased as part of a vehicle are capitalized as a cost to the vehicle. Replacement tires are expensed when placed in service.

(j)	Goodwill and intangible assets:

As at September 30, 2006 and September 30, 2005, the Company completed its annual goodwill impairment test and concluded there was no impairment. The change in goodwill is attributable to translating the Canadian dollar-denominated goodwill to the United States dollar reporting currency and to the acquisition of a subsidiary and acquisition of a business. (note 2).

Intangible assets consist of not-to-compete covenants and customer relationships and are amortized on a straight-line basis over their expected lives ranging from three to eight years.

(k)	Income taxes:

The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the year that includes the date of enactment.

Notes to Consolidated Financial Statements (continued)
(In thousands of United States dollars, except per share amounts where noted)
Years ended December 31, 2006, 2005 and 2004
1.	Significant accounting policies (continued):
(l)	Share-based compensation:

Under the Company’s stock option plan, options to purchase common shares of the Company may be granted to key employees, officers and directors of the Company by the Board of Directors or by the Company’s Compensation Committee. There are 767,700 options outstanding under the plan. The term of each option is 10 years and the vesting period is generally five years. The exercise price for options is the trading price of the Common Shares of the Company on the Toronto Stock Exchange on the day of the grant.

For all stock option grants prior to January 1, 2003, share-based compensation to employees were accounted for based on the intrinsic value method under APB No. 25 and related interpretations. On January 1, 2003, in accordance with a transitional option permitted under amended SFAS 148, the Company had prospectively applied the fair-value-based method to all stock options granted on or after January 1, 2003. The Company recognized share-based compensation for all stock options granted on or after January 1, 2003 and presented the disclosures required by SFAS 123.

On January 1, 2006, the Company adopted SFAS 123(R), Share-Based Payments, using the modified prospective transition method. In accordance with the modified prospective transition method, the consolidated financial statements have not been restated to reflect the impact of SFAS 123(R).

Under SFAS 123(R), using the modified prospective method, compensation expense is recognized for all share-based payments granted prior to, but not yet vested as of, January 1, 2006 based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 and compensation expense is recognized for all share-based payments granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R).

The Company recorded in income $0.1 million related to the cumulative effect of change in accounting principle as of January 1, 2006. In accordance with SFAS 123, the Company recognized compensation expense assuming all awards will vest and reversed recognized compensation expense for forfeited awards only when the awards were actually forfeited. SFAS 123(R) requires an estimate of forfeitures when recognizing share-based compensation expense. Note 9(b) provides supplemental disclosure for the Company’s stock options.

(m)	Advertising costs:

Advertising costs are expensed as incurred. Advertising costs amounted to $595 in 2006 (2005 — $538; 2004 — $526).

Notes to Consolidated Financial Statements (continued)
(In thousands of United States dollars, except per share amounts where noted)
Years ended December 31, 2006, 2005 and 2004
1.	Significant accounting policies (continued):
(n)	Impairment of long-lived assets:

An impairment is recognized when the carrying amount of a long-lived asset to be held and used exceeds the sum of undiscounted cash flows expected from its use and disposal, and is measured as the amount by which the carrying amount of the asset exceeds its fair value. A long-lived asset should be tested when events or circumstances indicate that its carrying amount may not be recoverable. During 2006 and 2005, the Company has not identified any indicators that would require testing for an impairment.

(o)	Derivative instruments:

Derivative instruments are used to hedge the Company’s exposure to changes in interest rates. All derivatives are recognized on the Consolidated Balance Sheet at fair value based on quoted market prices and are recorded in either current or non-current assets or liabilities based on their maturity. Changes in the fair values of derivatives are recorded in income or other comprehensive income, based on whether the instrument is designated as a hedge transaction and, if so, the type of hedge transaction. Gain or losses on derivative instruments reported in other comprehensive income are reclassified to income in the period the hedged item affects income. If the underlying hedged transaction ceases to exist, any associated amounts reported in other comprehensive income are reclassified into income at that time. Any ineffectiveness is recognized in income in the current period.

(p)	Claims and insurance accruals:

Claims and insurance accruals reflect the estimated total cost of claims, including amounts for claims incurred but not reported, for cargo loss and damage, bodily injury and property damage, workers’ compensation, long-term disability and group health. In Canada and the United States, the Company has self-insurance retention amounts per incident for auto liability, casualty and cargo claims. In the United States, the Company has self-insurance retention amounts per incident for workers’ compensation and employee medical. In establishing these accruals, management evaluates and monitors each claim individually, and uses factors such as historical experience, known trends and third party estimates to determine the appropriate reserves for potential liability.

Notes to Consolidated Financial Statements (continued)
(In thousands of United States dollars, except per share amounts where noted)
Years ended December 31, 2006, 2005 and 2004
1.	Significant accounting policies (continued):
(q)	Accounts payable and accrued liabilities:

	2006	2005

Accounts payable	$26,548	$21,074
Accrued wages and benefits	10,075	6,283
Accrued claims, self insurance and workers’ compensation	8,672	4,148
Amounts payable to vendors of acquisitions	7,434	—
Other	15,187	9,857

	$67,916	$41,362

(r)	Deferred share units:

The Company maintains a deferred share unit plan (“DSU”) for all directors. Under this plan, all directors receive units at the end of each quarter based on the market price of common shares equivalent to Cdn. $2,500.00. The Company records compensation expense and the corresponding liability each period initially for Cdn. $2,500.00 and subsequently based on changes in the market price of common shares.

In addition to the Directors DSU plan, commencing January 1, 2006, the Company adopted a DSU plan for senior executives. Under this plan, eligible senior executives receive units at the end of each quarter based on the market price of common shares equivalent to the senior executive’s entitlement. The entitlement amount varies based on the senior executive’s position in the Company and the years of eligible service. The maximum entitlement amount varies between $2,500.00 and $20,000.00 per annum. The Company records compensation expense and the corresponding liability each period based on the market price of common shares.

(s)	Use of estimates:

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the year. These include and are not limited to, allowance for doubtful accounts, claims and insurance accruals, fair value of reporting units for the purposes of goodwill impairment testing and useful lives of property and equipment. Actual results could differ from those estimates.

Notes to Consolidated Financial Statements (continued)
(In thousands of United States dollars, except per share amounts where noted)
Years ended December 31, 2006, 2005 and 2004
2.	Acquisitions:

PJAX Freight System

On October 2, 2006, the Company acquired 100 percent of the outstanding shares of PJAX, Inc. and all the real estate held by Woodhurst Realty LLC and Northridge Enterprises LP, collectively known as PJAX Freight System (“PJAX”). The aggregate purchase consideration was approximately $111.6 million (including transaction costs) excluding assumed debt. This is comprised of approximately $80.0 million in cash, Vitran common shares valued at $12.8 million (676,923 common shares valued at $18.90 per share) and holdbacks of $11.7 million payable during the year subsequent to the date of acquisition. During the 2006 fourth quarter, $9.8 million of the holdbacks was paid to the vendors. Transaction costs amounted to approximately $1.6 million. During the 2006 fourth quarter, Vitran executed a joint election with the seller to structure the transaction as an asset sale for tax purposes and approximately an additional $5.5 million of cash will be payable in April 2007. In addition, the Company assumed debt of approximately $27.1 million bringing the aggregate purchase consideration to $138.7 million. The results of operations of PJAX are included in the consolidated results of the Company commencing October 2, 2006. The cash portion of the transaction was financed from existing cash and proceeds from long-term debt. The total amount of goodwill is expected to be deductible for tax purposes.

Sierra West Express

On January 3, 2006, the Company acquired all the assets and selected liabilities of Sierra West Express Inc. (“SWE”), a private LTL carrier headquartered in Sparks, Nevada. SWE added eight new terminals to Vitran’s network in the states of Nevada, California and Arizona. The acquisition aggregate purchase price was $2.5 million, comprised of $2.3 million of cash and a $0.2 million note payable to the vendor in April 2007. The results of operations of SWE are included in the consolidated results of the Company commencing January 3, 2006. The cash portion of the transaction was financed from existing cash on-hand. The total amount of goodwill is expected to be deductible for tax purposes.

Chris Truck Line

On May 31, 2005, the Company acquired 100 percent of the outstanding shares of R.A. Christopher, Inc. and Kansas Motor Freight Corporation collectively operating as Chris Truck Line (“CTL”). CTL is a Kansas-based regional less-than-truckload carrier operating in 11 states in the Midwestern and Southwestern United States. The results of operations of CTL are included in the consolidated results of the Company commencing June 1, 2005. The aggregate purchase price was $31.0 million, comprised of $26.5 million of cash and 202,458 common shares valued at $2.8 million. During the 2005 third quarter, Vitran executed a joint election with the seller to structure the transaction as an asset sale for tax purposes and an additional $1.7 million of cash was paid in April 2006. The cash portion of the transaction was financed from existing cash and marketable securities balances. The total amount of goodwill is expected to be deductible for tax purposes.

Notes to Consolidated Financial Statements (continued)
(In thousands of United States dollars, except per share amounts where noted)
Years ended December 31, 2006, 2005 and 2004
2.	Acquisitions (continued):

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of the acquisition, as based on independent appraisals and management estimates:

	2006		2005
	SWE	PJAX	CTL

Current assets	$1,776	$25,087	$3,557
Capital assets	2,127	62,848	12,375
Identifiable intangible assets:
Covenants not-to-compete (3 to 6 year useful life)	45	2,700	240
Customer relationships (8 year useful life)	540	11,000	2,300
Other assets	—	165	—
Goodwill	1,164	54,595	15,885

	5,652	156,395	34,357

Current liabilities	3,155	17,646	3,362
Capital leases	—	21,319	—
Term loans	—	5,785	—

Net assets acquired	$2,497	$111,645	$30,995

The following pro forma financial information reflects the results of operations of Vitran as if the acquisition of SWE and PJAX had taken place on January 1, 2005. The pro forma financial information also reflects the results of operations of CTL from January 1, 2005 to May 31, 2005. The pro forma financial information is not necessarily indicative of the results as it would have been if the acquisition had been effected on the assumed date and is not necessarily indicative of future results:

	2006	2005

Pro forma revenue	$645,422	$620,025
Pro forma net income	16,186	18,370
Pro forma diluted income per share	1.19	1.35

Notes to Consolidated Financial Statements (continued)
(In thousands of United States dollars, except per share amounts where noted)
Years ended December 31, 2006, 2005 and 2004
3.	Comprehensive income:

The components of other comprehensive income (loss) such as changes in foreign currency adjustments are required to be added to the Company’s reported net income to arrive at comprehensive net income (loss). Other comprehensive income (loss) items have no impact on the reported net income as presented on the Consolidated Statements of Income.

	Foreign currency	Marketable	Interest rate
	translation	securities	swap	Total

Balance at December 31, 2003	$(675)	$—	$—	$(675)

Translation adjustment	4,524			4,524
Unrealized gain		6		6

Other comprehensive income	4,524	6	—	4,530

Balance at December 31, 2004	3,849	6	—	3,855

Translation adjustment	(160)			(160)
Realized gain		(6)		(6)

Other comprehensive income (loss)	(160)	(6)	—	(166)

Balance at December 31, 2005	3,689	—	—	3,689

Translation adjustment	170			170
Unrealized loss			(15)	(15)

Other comprehensive income (loss)	170	—	(15)	155

Balance at December 31, 2006	$3,859	$—	$(15)	$3,844

	2006	2005	2004

Net income	$19,399	$17,938	$14,943
Other comprehensive income (loss)	155	(166)	4,530

Comprehensive net income	$19,554	$17,772	$19,473

Notes to Consolidated Financial Statements (continued)
(In thousands of United States dollars, except per share amounts where noted)
Years ended December 31, 2006, 2005 and 2004
4.	Property and equipment:

	2006	2005

Land	$32,295	$15,904
Buildings	54,992	27,317
Leasehold interests and improvements	1,954	1,856
Vehicles	89,619	48,703
Machinery and equipment	21,182	19,803

	200,042	113,583

Less accumulated depreciation	54,913	46,776

	$145,129	$66,807

Interest costs of $25 attributable to the construction of a new facility in Toronto have been capitalized at December 31, 2006 (2005 — $63).

5.	Goodwill

	2006	2005

Opening balance	$61,448	$45,304
Foreign exchange on CDN dollar denominated goodwill	(61)	259
Acquired goodwill	55,759	15,885

	$117,146	$61,448

6.	Intangible assets:

	2006	2005

Customer relationships	$2,300	$—
Acquired customer relationships	11,540	2,300

	13,840	2,300

Covenants not-to-compete	240	—
Acquired covenants not-to-compete	2,745	240

	2,985	240

Less accumulated amortization	937	84

	$15,888	$2,456

Notes to Consolidated Financial Statements (continued)
(In thousands of United States dollars, except per share amounts where noted)
Years ended December 31, 2006, 2005 and 2004
6.	Intangible assets (continued):

Amortization expense was $0.9 million in 2006 (2005 — $0.1 million). Amortization expense for the following five years and thereafter is estimated to be as follows:

Year ending December 31:
2007	$2,243
2008	2,243
2009	2,232
2010	2,216
2011	2,180
Thereafter	4,774

$15,888

7.	Long-term debt:

	2006	2005

Term bank credit facilities (a)	$81,930	$11,435
Revolving credit facility (b)	7,215	2,923
Capital leases (c)	19,718	75

	108,863	14,433

Less current portion	15,724	5,845

	$93,139	$8,588

(a)	The term bank credit facilities are secured by accounts receivable and general security agreements of the Company and of all its subsidiaries.

During 2006, the Company amended its credit agreement to provide an $80.0 million term credit facility maturing September 30, 2009. At December 31, 2006, $78.0 million (2005 - $11.4 million), bearing interest at 7.24% (2005 — 5.45%), was drawn under this facility. The provisions of the term facility impose certain financial maintenance tests that require the Company to achieve stated levels of financial performance, if not achieved, could cause an acceleration of the payment schedule.

On October 2, 2006, as part of the acquisition of PJAX, the Company assumed a term loan, under a term credit facility, of $4.2 million. During the remainder of 2006, the Company repaid $0.3 million of borrowings. At December 31, 2006, $3.9 million, bearing interest at a fixed rate of 4.74%, was outstanding. The Company also assumed a $1.6 million term loan which was repaid subsequent to the acquisition.

Notes to Consolidated Financial Statements (continued)
(In thousands of United States dollars, except per share amounts where noted)
Years ended December 31, 2006, 2005 and 2004
7.	Long-term debt (continued):

(b)	During 2006, the Company also amended its revolving credit facility to provide up to $60.0 million, maturing on September 30, 2009. At December 31, 2006, $7.2 million (2005 — $2.9 million), bearing interest at 7.23% (2005 — $4.65%), was drawn under this facility. At December 31, 2006, the Company had $37.0 million unused in the credit facility, net of draw down and outstanding letters of credit of $15.8 million.

The Company has a second revolving credit facility to provide up to $20.0 million, maturing on September 30, 2009. At December 31, 2006, this facility remained undrawn.

(c)	On October 2, 2006, as part of the acquisition of PJAX, the Company assumed capital leases of $21.3 million, bearing interest at a weighted average of 6.00%. At December 31, 2006, $19.7 million was outstanding.
At December 31, 2006, the required future principal repayments on all long-term debt and capital leases are as follows:

Year ending December 31:
2007	$15,724
2008	15,071
2009	73,579
2010	2,608
2011	1,129
Thereafter	752

$108,863

Notes to Consolidated Financial Statements (continued)
(In thousands of United States dollars, except per share amounts where noted)
Years ended December 31, 2006, 2005 and 2004
8.	Income taxes:

Income tax expense differs from the amount which would be obtained by applying statutory federal, state and provincial income tax rates to the respective year’s income from operations before income taxes as follows:

	2006	2005	2004

Effective statutory federal, state and provincial income tax rate	36.12%	36.12%	36.12%

Effective tax expense on income before income taxes	$9,167	$9,077	$6,836
Increase (decrease) results from:
Valuation allowance	—	—	(693)
Non-deductible share-based compensation expense	303	237	114
Income taxed at different rates in foreign jurisdictions	(3,072)	(1,888)	(1,930)
Other	(276)	(235)	(344)

Actual income tax expense	$6,122	$7,191	$3,983

Income tax expense:

	2006	2005	2004

Current income tax expense (recovery):

Canada:
Federal	$2,922	$1,053	$976
Provincial	1,695	625	585
United States:
Federal	(602)	1,339	777
State	12	208	121
Other	150	281	258

	4,177	3,506	2,717
Deferred income tax expense (recovery):

Canada:
Federal	(754)	1,280	16
Provincial	(437)	760	10
United States:
Federal	2,398	1,424	1,073
State	738	221	167

	1,945	3,685	1,266

	$6,122	$7,191	$3,983

Notes to Consolidated Financial Statements (continued)
(In thousands of United States dollars, except per share amounts where noted)
Years ended December 31, 2006, 2005 and 2004
8.	Income taxes (continued):

A summary of the principal components of deferred income tax assets and liabilities is as follows:

	2006	2005

Current deferred income tax assets:
Allowance for doubtful accounts	$397	$314
Insurance reserves	1,229	946
Financing costs	94	182

	1,720	1,442

Current deferred income tax liabilities	—	—

	$1,720	$1,442

Non-current deferred income tax assets:
Financing costs	$147	$207
Other	2,241	—

	2,388	207

Non-current deferred income tax liabilities:
Property and equipment	(5,123)	(2,020)
Goodwill and intangibles	(4,248)	(3,156)
Other	—	(38)

	(9,371)	(5,214)

	$(6,983)	$(5,007)

9.	Common shares:
(a)	Normal course issuer bid:

The Company purchased 2,000 common shares for cancellation during 2006 (2005 — 59,800) under a normal course issuer bid. The cost of the repurchase in excess of the book value of the shares in 2006 was $19 (2005 — $600).

(b)	Stock options:

The Company provides a stock option plan to key employees, officers and directors to encourage executives to acquire a meaningful equity ownership interest in the Company over a period of time and, as a result, reinforce executives’ attention on the long-term interest of the Company and its shareholders. Under the plan, options to

Notes to Consolidated Financial Statements (continued)
(In thousands of United States dollars, except per share amounts where noted)
Years ended December 31, 2006, 2005 and 2004
9.	Common shares (continued):

purchase common shares of the Company may be granted to key employees, officers and directors of the Company by the Board of Directors or by the Company’s Compensation Committee. There are 767,700 options outstanding under the plan. The term of each option is 10 years and the vesting period is five years. The exercise price for options is the trading price of the common shares of the Company on the Toronto Stock Exchange on the day of the grant. The Company adopted SFAS Statement 123(R) on January 1, 2006 as described in note 1(l).

The weighted average estimated fair value at the date of the grant for the options granted during 2006 was $7.69 (2005 — $7.58) per share.

The fair value of each option granted was estimated on the date of grant using the Black-Scholes fair value option pricing model with the following assumptions:

	2006	2005	2004

Risk-free interest rate	4.19%	3.88% - 4.24%	4.8%
Dividend yield	—	—	—
Volatility factor of the future expected market price of the Company’s common shares	33.22%	33.84% - 34.39%	34.8% - 36.0%
Expected life of the options	6 years	8 years	10 years

Details of stock options are as follows:

	2006		2005
		Weighted		Weighted
		average		average
		exercise		exercise
	Number	price	Number	price

Outstanding, beginning of year	777,500	$9.71	796,800	$8.44
Granted	102,500	18.99	78,000	16.01
Forfeited	(15,000)	16.53	(12,000)	11.90
Exercised	(97,300)	4.92	(85,300)	3.31

Outstanding, end of year	767,700	11.42	777,500	9.71

Exercisable, end of year	406,900	$7.48	399,700	$5.78

Notes to Consolidated Financial Statements (continued)
(In thousands of United States dollars, except per share amounts where noted)
Years ended December 31, 2006, 2005 and 2004
9.	Common shares (continued):

At December 31, 2006, the range of exercise prices, the weighted average exercise price and the weighted average remaining contractual life are as follows:

	Options outstanding			Options exercisable
		Weighted
		average	Weighted		Weighted
		remaining	average		average
Range of exercise	Number	contractual	exercise	Number	exercise
prices	outstanding	life (years)	price	exercisable	price

$2.20 — $2.61	174,300	4.07	$2.48	151,400	$2.52
$4.77 — $5.44	127,500	1.72	4.93	127,500	4.93
$15.23 — $18.99	465,900	8.10	16.54	128,000	15.87

$2.20 — $18.99	767,700	6.12	11.42	406,900	7.48

Compensation expense related to stock options was $839 for the year ended December 31, 2006 (2005 — $654; 2004 — $323).

Notes to Consolidated Financial Statements (continued)
(In thousands of United States dollars, except per share amounts where noted)
Years ended December 31, 2006, 2005 and 2004
10.	Computation of income per share:

	2006	2005	2004

Numerator:
Net income	$19,399	$17,938	$14,943

Denominator:
Basic weighted average shares outstanding	12,887,401	12,516,265	12,285,400
Dilutive stock options	237,464	332,095	455,077
Dilutive weighted-average shares outstanding	13,124,865	12,848,360	12,740,477

Basic income per share before cumulative effect of a change in accounting principle	$1.49	$1.43	$1.22
Effect of a change in accounting principle	0.01	—	—
Basic income per share	1.50	1.43	1.22

Dilutive income per share before cumulative effect of a change in accounting principle	1.47	1.40	1.17
Effect of a change in accounting principle	0.01	—	—
Diluted income per share	1.48	1.40	1.17

Diluted income per share excludes the effect of 465,900 (2005 – 383,000; 2004 – 315,000) anti-dilutive options.

Notes to Consolidated Financial Statements (continued)
(In thousands of United States dollars, except per share amounts where noted)
Years ended December 31, 2006, 2005 and 2004
11.	Risk management activities:

The Company is exposed to interest rate volatility with regard to existing variable rate debt. On October 2, 2006, the Company assumed a variable-to-fixed interest rate swap on variable rate debt assumed as part of the PJAX acquisition. The swap is accounted for as a cash flow hedge. Effectiveness is assessed based on the perfectly effective hypothetical derivative method. Amounts deferred to Accumulated Other Comprehensive Income are reclassified into income over the life of the associated debt. The amount of hedge ineffectiveness was nil in 2006. At December 31, 2006, the notional amount of the swap was $3.9 million, with the average pay rate being 2.99% and the average receive rate being 5.3%. The swap matures in September 2010.

12.	Segmented information:

The Company’s business operations are grouped into three operating segments: less-than-truckload, logistics and truckload, which provide transportation services in Canada and the United States.

Segmented information is presented below for each of the years ended December 31, 2006, 2005 and 2004:

	Less-than-				Corporate	Consolidated
Year ended December 31, 2006	truckload	Logistics	Truckload	Total	office and other	totals

Revenue	$441,499	$39,762	$32,798	$514,059	$—	$514,059
Operating, selling, general and administrative expenses	402,729	36,661	30,217	469,607	4,356	473,963
Other income	(433)	—	(1)	(434)	—	(434)
Depreciation and amortization expense	11,174	422	848	12,444	46	12,490

Income (loss) from operations before the undernoted	$28,029	$2,679	$1,734	$32,442	$(4,402)	28,040

Interest expense, net						2,660
Income taxes						6,122

Net income before cumulative effect of change in accounting principle						19,258
Cumulative effect of change in accounting principle						141

Net income						$19,399

Capital expenditures	$18,620	$6,966	$1,265	$26,851	$285	$27,136

Goodwill	$111,255	$1,126	$4,765	$117,146	$—	$117,146

Total assets	$314,530	$13,270	$14,841	$342,641	$15,693	$358,334

Notes to Consolidated Financial Statements (continued)
(In thousands of United States dollars, except per share amounts where noted)
Years ended December 31, 2006, 2005 and 2004
12.	Segmented information (continued):

	Less-than-				Corporate	Consolidated
Year ended December 31, 2005	truckload	Logistics	Truckload	Total	office and other	totals

Revenue	$352,693	$40,261	$35,238	$428,192	$—	$428,192
Operating, selling, general and administrative expenses	322,262	37,745	32,373	392,380	3,461	395,841
Other income	(21)	—	(20)	(41)	—	(41)
Depreciation and amortization expense	5,958	375	577	6,910	55	6,965

Income (loss) from operations before the undernoted	$24,494	$2,141	$2,308	$28,943	$(3,516)	25,427

Interest expense, net						298
Income taxes						7,191

Net income						$17,938

Capital expenditures	$19,240	$120	$3,488	$22,848	$15	$22,863

Goodwill	$55,557	$1,126	$4,765	$61,448	$—	$61,448

Total assets	$165,173	$7,901	$14,661	$187,735	$13,993	$201,728

	Less-than-				Corporate	Consolidated
Year ended December 31, 2004	truckload	Logistics	Truckload	Total	office and other	totals

Revenue	$303,017	$35,499	$36,079	$374,595	$—	$374,595
Operating, selling, general and administrative expenses	281,109	33,500	33,748	348,357	2,201	350,558
Other expenses (income)	(150)	6	(2)	(146)	—	(146)
Depreciation expense	4,454	325	365	5,144	62	5,206

Income (loss) from operations before the undernoted	$17,604	$1,668	$1,968	$21,240	$(2,263)	18,977

Interest expense, net						51
Income taxes						3,983

Net income						$14,943

Capital expenditures	$4,699	$721	$801	$6,221	$21	$6,242

Notes to Consolidated Financial Statements (continued)
(In thousands of United States dollars, except per share amounts where noted)
Years ended December 31, 2006, 2005 and 2004
12.	Segmented information (continued):

Geographic information for revenue from point of origin and total assets is as follows:

	2006	2005	2004

Revenue:
Canada	$193,656	$175,805	$151,485
United States	320,403	252,387	223,110

	$514,059	$428,192	$374,595

	2006	2005

Total assets:
Canada	$62,367	$57,829
United States	295,967	143,899

	$358,334	$201,728

	2006	2005

Total long-lived assets:
Canada	$40,603	$39,484
United States	237,560	91,227

	$278,163	$130,711

Long-lived assets include property and equipment, goodwill and intangible assets.

13.	Financial instruments:

The fair values of cash and cash equivalents, accounts receivable, and accounts payable and accrued liabilities approximate the carrying values because of the short-term nature of these instruments. The fair value of the Company’s long-term debt, determined based on the future cash flows associated with each debt instrument discounted using an estimate of the Company’s current borrowing rate for similar debt instruments of comparable maturity, is approximately equal to the carrying values at December 31, 2006 and 2005.

Notes to Consolidated Financial Statements (continued)
(In thousands of United States dollars, except per share amounts where noted)
Years ended December 31, 2006, 2005 and 2004
14.	Lease commitments:

At December 31, 2006, future minimum rental payments relating to operating leases for premises and equipment are as follows:

Year ending December 31:
2007	$13,225
2008	10,071
2009	6,858
2010	3,741
2011	2,796
Thereafter	2,136

$38,827

Total rental expense under operating leases was $16.3 million for the year ended December 31, 2006 (2005 — $17.3 million; 2004 — $16.7 million).

The Company has guaranteed a portion of the residual values of certain assets under operating leases. If the market value of the assets at the end of the lease terms is less than the guaranteed residual value, the Company must, under certain circumstances, compensate the lessor for a portion of the shortfall. The maximum exposure under these guarantees is $3.7 million.

15.	Employee benefits:

The Company sponsors defined contribution plans in Canada and the United States. In Canada, the Company matches the employee’s contribution to their registered retirement savings plan up to a maximum contribution. In the United States, the Company sponsors 401(k) savings plans. The Company matches a percentage of the employee’s contribution subject to a maximum contribution. The expense related to the plans was $2.0 million for the year ended December 31, 2006 (2005 — $1.6 million).

16.	Contingent liabilities:

The Company is subject to legal proceedings that arise in the ordinary course of business. In the opinion of management, the aggregate liability, if any, with respect to these actions, will not have a material adverse effect on the consolidated financial position, results of operations or cash flows. Legal costs are expensed as incurred.

Notes to Consolidated Financial Statements (continued)
(In thousands of United States dollars, except per share amounts where noted)
Years ended December 31, 2006, 2005 and 2004
17.	United States and Canadian accounting policy differences:

In accordance with the provisions of the OBCA, issuers that are required to file reports with the Securities and Exchange Commission in the United States are allowed to file financial statements under United States GAAP to meet their continuous disclosure obligations in Canada. Vitran has included a reconciliation highlighting the material differences between its consolidated financial statements prepared in accordance with United States GAAP compared to its consolidated financial statements prepared in accordance with Canadian GAAP as described below. This disclosure is required for a finite period of time under the Ontario Securities Commission regulations, subsequent to the adoption of United States GAAP. Prior to 2006, Vitran prepared its consolidated financial statements in accordance with Canadian GAAP with a reconciliation to United States GAAP.
(a)	Consolidated reconciliation of net income and shareholders’ equity:

	Net income			Shareholders' equity
	2006	2005	2004	2006	2005	2004

Balance, December 31, based on United States GAAP	$19,399	$17,938	$14,943	$173,297	$139,802	$119,191
Effect of change in accounting principle (i)	(141)	—	—	(141)	—	—
Foreign exchange adjustment (ii)	—	—	—	858	858	858
Unrealized foreign exchange loss on derivative instrument	—	—	—	(101)	(101)	(101)
Unrealized gains on marketable securities	—	—	—	—	—	(6)
Unrealized loss on interest rate swap	—	—	—	15	—	—
Accumulated other comprehensive income adjustment (iii)	—	—	—	(757)	(757)	(757)

Balance, December 31, based on Canadian GAAP	$19,258	$17,938	$14,943	$173,171	$139,802	$119,185

Notes to Consolidated Financial Statements (continued)
(In thousands of United States dollars, except per share amounts where noted)
Years ended December 31, 2006, 2005 and 2004
17.	United States and Canadian accounting policy differences (continued):
(i)	The adoption of SFAS 123(R) — Share-Based Payments as described in note 1(l) only applies to United States GAAP. Therefore, the effect of a change in accounting principle does not impact Canadian GAAP net income.

(ii)	The Company had foreign exchange gains of $0.9 million that did not represent a substantially complete liquidation of a foreign operation. Under Canadian GAAP, these gains were recognized upon the transfer into income of the related cumulative translation adjustment. Under United States GAAP, there is no reduction of the cumulative translation adjustment account. Retained earnings under Canadian GAAP is increased by $0.9 million with a corresponding decrease to the cumulative translation adjustment.

(iii)	The concept of Comprehensive Income is not currently a requirement under Canadian GAAP. The Canadian Institute of Chartered Accountants (“CICA”) has issued a new accounting standard Comprehensive Income, which the Company will adopt effective January 1, 2007.

	2006	2005	2004

Net Income (loss) per share under Canadian GAAP:
Basic — net income	$1.49	$1.43	$1.22
Diluted — net income	1.47	1.40	1.17

Weighted average number of shares:
Weighted average number of shares outstanding	12,887,401	12,516,265	12,285,400
Potential exercise of stock options	237,464	332,095	455,077

Diluted shares	13,124,865	12,848,360	12,740,477

(b)	Share-based compensation:

Effective January 1, 2006, the Company adopted SFAS 123(R) as described in note 1(l). SFAS 123(R) requires compensation expense be recognized for all share-based payments granted prior to, but not yet vested, as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. This is not required under Canadian GAAP based on the transitional provision of CICA HB S.3870 which Vitran adopted January 1, 2003. Canadian GAAP requires pro forma net income and income per share disclosure for stock option grants during 2002.

Notes to Consolidated Financial Statements (continued)
(In thousands of United States dollars, except per share amounts where noted)
Years ended December 31, 2006, 2005 and 2004
17.	Canadian and United States accounting policy differences (continued):
The following table outlines the impact if the compensation cost for the Company’s stock options granted from January 1, 2002 through to December 31, 2002 were determined under the fair value-based method. The Company has applied the pro forma disclosure provisions of the standard to these awards. The pro forma effect of awards granted prior to January 1, 2002 has not been included.

	2006	2005	2004

Net income, as reported under Canadian GAAP	$19,258	$17,938	$14,943
Pro forma net income	19,213	17,895	14,902
Pro forma income per share — basic	1.49	1.43	1.21
Pro forma income per share — diluted	1.46	1.39	1.17

(c)	Derivative accounting

Under Canadian GAAP, gain and losses on derivatives that are designated as hedges and that manage the underlying risks of anticipated transactions are not recorded until the underlying hedged item is recorded in net income and hedge ineffectiveness is not recorded until settlement. Under United States GAAP, for cash flow hedges, the effective portion of the gains or losses is reported as component of other comprehensive income and the ineffective portion is reported in net income from continuing operations immediately. The CICA has issued a new accounting standard, Hedging, which the Company will adopt January 1, 2007.

(d)	New Canadian accounting pronouncements:

The CICA Accounting Standards Board has issued the following new accounting standards that the Company will adopt effective January 1, 2007.
(i)	Comprehensive income:

This section establishes standards for the reporting and disclosure of comprehensive income and accumulated other comprehensive income.

Notes to Consolidated Financial Statements (continued)
(In thousands of United States dollars, except per share amounts where noted)
Years ended December 31, 2006, 2005 and 2004
17.	Canadian and United States accounting policy differences (continued):
(ii)	Equity:

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

(iii)	Hedging:

This section establishes standards for when and how hedge accounting may be applied. The standard specifies criteria under which hedge accounting can be applied and how hedge accounting can be executed for each of the permitted hedging strategies: fair value hedges, cash flow hedges and hedges of foreign currency exposure of a net investment in a self-sustaining foreign operation.

Consolidated Supplemental Schedule of Quarterly Financial Information
(In thousands of United States dollars, except per share amounts where noted)
United States and Canadian GAAP

	First	Second	Third	Fourth
2006 (Unaudited)	quarter	quarter	quarter	quarter

Revenue:
Less-than-truckload	$97,423	$105,213	$102,858	$136,005
Logistics	9,412	10,251	10,419	9,680
Truckload	8,292	8,177	8,235	8,094

Total revenue	$115,127	$123,641	$121,512	$153,779

Income from operations after depreciation and amortization	$4,972	$8,128	$6,797	$8,143
Net income – United States GAAP	3,764	5,776	4,885	4,974
Net income – Canadian GAAP	3,623	5,776	4,885	4,974

Earnings per share:
Basic – United States GAAP	$0.30	$0.45	$0.38	$0.37
Basic – Canadian GAAP	0.29	0.45	0.38	0.37

Diluted – United States GAAP	0.29	0.45	0.38	0.37
Diluted – Canadian GAAP	0.28	0.45	0.38	0.37

Please refer to note 17 for differences between United States and Canadian GAAP.

	First	Second	Third	Fourth
2005 (Unaudited)	quarter	quarter	quarter	quarter

Revenue:
Less-than-truckload	$76,105	$86,429	$96,658	$93,501
Logistics	8,876	9,615	10,652	11,118
Truckload	8,960	9,006	8,916	8,356

Total revenue	$93,941	$105,050	$116,226	$112,975

Income from operations after depreciation and amortization	$3,659	$7,013	$7,818	$6,937
Net income	2,754	4,796	5,376	5,012

Earnings per share:
Basic	$0.22	$0.39	$0.43	$0.40
Diluted	0.22	0.38	0.42	0.39

In 2005, there are no differences in income from operations after depreciation and net income between United States and Canadian GAAP.

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
ITEM 9a—CONTROLS AND PROCEDURES
          As of the end of the period covered by this Annual Report on Form 10-K, the Company carried out an evaluation, under the supervision and with the participation of Company management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of its “disclosure controls and procedures”, as such term is defined in Rule 13a-15(e) of the Exchange Act. Based on this evaluation, the Company’s CEO and CFO have concluded that the Company’s “disclosure controls and procedures” are effective in alerting them on a timely basis to information required to be included in the Company’s submissions and filings with the SEC.
          There have been no significant changes in our internal controls, which we define to include our control environment, control procedures, and accounting systems or in other factors that could materially affect or is reasonably likely to affect our internal control over financial reporting during the 2006 fourth quarter.
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
          In 2006 Vitran’s management team conducted tests of its internal control over financial reporting in accordance with the standards set forth by the Public Company Accounting Oversight Board (“PCAOB”) in the United States. In accordance with these standards, management assessed and tested, on a sample basis, Vitran’s internal control over financial reporting according to a comprehensive risk analysis using the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). It is management’s opinion that the testing methodology of the internal control framework is appropriate and provides reasonable assurance as to the integrity and reliability of the internal control over financial reporting.
          In management’s opinion, based on the assessment completed as at December 31, 2006, the internal control over financial reporting is operating effectively.
          The above assessment excludes PJAX Freight System (“PJAX”), which was acquired by Vitran on October 2, 2006; as such an assessment of internal control over financial reporting was not completed. PJAX’s revenue represents less than 10% of Vitran’s consolidated revenue and represents less than 40% of Vitran’s consolidated assets as at and for the year ended December 31, 2006. There have been no material changes to Vitran’s internal control over financial reporting due to the acquisition.
          KPMG LLP, an independent public accounting firm registered with the PCAOB, has issued an attestation report on management’s assessment of the effectiveness of Vitran’s internal control over financial reporting and on the effectiveness of Vitran’s internal control over financial reporting, as stated in their report which is included herein.

February 7, 2007	/s/ Richard E. Gaetz, President and Chief Executive Officer
/s/ Sean P. Washchuk, Vice President Finance and Chief Financial Officer

The Board of Directors and Stockholders
Vitran Corporation Inc.:
We have audited management’s assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting, that Vitran Corporation Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)”). Vitran Corporation Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that Vitran Corporation Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Vitran Corporation Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Vitran Corporation Inc. acquired PJAX Freight System on October 2, 2006, and management excluded from its assessment of the effectiveness of Vitran Corporation Inc.’s internal control over financial reporting as of December 31, 2006, PJAX Freight System’s internal control over financial reporting with revenue that represents less than 10% of Vitran Corporation Inc.’s consolidated revenue and assets that represent less than 40% of Vitran Corporation Inc.’s total assets as of and for the year ended December 31, 2006. Our audit of internal control over financial reporting of Vitran Corporation Inc. also excluded an evaluation of the internal control over financial reporting of PJAX Freight System.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Vitran Corporation Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated February 7, 2007 expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph regarding the Company’s adoption of Statement of Financial Accounting Standard No. 123(R) “Share Based Payments” on January 1, 2006. Our audit also included the financial statement schedule listed in the Index under Part IV, Item 15(a)2.
/s/ KPMG LLP
Toronto, Canada
February 7, 2007

ITEM 9b—OTHER INFORMATION
None.
PART III
ITEM 10—DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          The information for directors, Section 16(a) beneficial ownership reporting and other compliance as required by Item 407 of Regulation S-K is reported in the Company’s definitive proxy statement filed pursuant to Regulation 14A and is incorporated herein by reference. The following table sets forth certain information concerning our executive officers:

Name	Age	Position	History

Richard E. Gaetz (Mississauga, Canada)	49	President and Chief Executive Officer	Mr. Gaetz has been working in the transportation and logistics industry for more than 25 years. He has been actively involved with the growth and development of Vitran and has been responsible for Vitran’s freight and logistics operations since he joined in 1989. He was elected to the Board of Directors of Vitran in 1995. Mr. Gaetz has extensive experience on both sides of the border. Prior to joining Vitran, he spent ten years with Clarke Transport, a large Canadian freight company, in various positions including Vice President. Mr. Gaetz received a Bachelor of Commerce degree from Dalhousie University in Halifax in 1979. He is a Director of the Ontario Trucking Association, the Canadian Trucking Alliance and Director and Chairman of Drive Products Income Fund.

Sean P. Washchuk (Burlington, Canada)	34	Vice President Finance and Chief Financial Officer	Mr. Washchuk joined Vitran in 2000 as the Corporate Controller and was appointed Chief Financial Officer and Vice President Finance in 2004. Prior to joining Vitran in 2000, he was a Controller at a North American plastics recycling company and was also a manager at PricewaterhouseCoopers in the assurance and business advisory services practice. Mr. Washchuk is a Chartered Accountant with the Canadian Institute and received a Bachelor of Accounting degree from Brock University in Ontario.
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
ITEM 11—EXECUTIVE COMPENSATION
          The information required by Item 11 of Form 10-K appears in the Company’s definitive proxy statement for the 2007 Annual Meeting of its Shareholders, reference to which is hereby made, and the information therein is incorporated herein by reference.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          The information required by Item 12 of Form 10-K appears in the Company’s proxy statement for the 2007 Annual Meeting of its Shareholders, reference to which is hereby made, and the information therein is incorporated herein by reference.
ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          None
ITEM 14—PRINCIPAL ACCOUNTING FEES AND SERVICES
          KPMG LLP has served as the Company’s auditors since 1989. For the fiscal years ended December 31, 2006 and 2005 fees billed by KPMG LLP to Vitran for services were:

	Year ended December 31,
	2006	2005
Audit and audit related fees	$598,078	$469,489
Tax fees	Nil	Nil
All other fees	Nil	Nil

	$598,078	$469,489

          All services provided by KPMG to Vitran for 2006 and 2005 were approved by the Audit Committee. The Audit Committee pre-approves all non-audit services to be provided to the Company or its subsidiary entities by its independent auditors. For further details regarding the Audit Committee approval process please review the Audit Committee charter which is available free of charge on Vitran’s website at www.vitran.com.
          For information regarding the members and other applicable information of the Audit Committee please review the Company’s proxy statement for the 2007 Annual Meeting of its Shareholders, reference to which is hereby made, and the information therein is incorporated herein by reference.
PART IV
ITEM 15—EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K
(a) (1) Financial Statements
     Consolidated Balance Sheets as at December 31, 2006 and 2005 and the Consolidated Statements of Income, Retained Earnings and Cash Flow for the years ended December 31, 2006, 2005, and 2004, reported on by KPMG LLP, Chartered Accountants.
     These statements are prepared in accordance with GAAP in the United States with a reconciliation of the differences between United States GAAP and Canadian GAAP included in Note 17 to the financial statements.

          (2) Financial Statements Schedule:
Schedule II—Valuation and Qualifying Accounts
Vitran Corporation Inc.
Three years ended December 31, 2006

Allowance for Doubtful Accounts (000s $)	Balance at	Charges to		Balance
	beginning	costs and		at end
Description	of year	expenses	Deductions	of year

Year ended December 31, 2004
Accounts receivable allowances for revenue adjustments and doubtful accounts	$1,266	$584	$(657)	$1,193
Year ended December 31, 2005
Accounts receivable allowances for revenue adjustments and doubtful accounts	$1,193	$757	$(675)	$1,275
Year ended December 31, 2006
Accounts receivable allowances for revenue adjustments and doubtful accounts	$1,275	$1,516	$(592)	$2,199

Three Years ended December 31, 2006

Tax Valuation Allowance (000s $)	Balance at	Charges to		Balance
	beginning	costs and		at end
Description	of year	expenses	Deductions	of year

Year ended December 31, 2004
Tax valuation allowance	$693	$	$(693)	$—
Year ended December 31, 2005
Tax valuation allowance	$—	$—	$—	$—
Year ended December 31, 2006
Tax valuation allowance	$—	$—	$—	$—

          (3) Exhibits Filed
     The exhibits listed in the accompanying Exhibit Index are filed as part of this Annual Report on Form 10-K.

Exhibit Index

Exhibit
No.	Document
1.1*	Underwriting Agreement dated December 16, 1994 between the registrant and Midland Walwyn Capital Inc. and ScotiaMcLeod Inc.

1.2*	Special Warrant Indenture dated December 16, 1994 between the registrant and Montreal Trust Company for Canada, as trustee

1.3*	Escrow Agreement dated December 16, 1994 between the registrant and Messrs. Morris/Rose/Ledgett, Barristers and Solicitors, as trustee

1.4*	Subscription Agreements:

1.5*	Stock Option Plan dated July 16, 1987

1.6*	Employee Stock Option Plan approved May 17, 1995

1.7*	Prospectus dated December 16, 2003

2.1*	Purchase and Sale Agreement dated November 2, 1994 between the registrant and Carl Cook and Daniel L. Cook

3.(i).1*	Articles of Incorporation effective April 29, 1981

3.(i).2*	Articles of Amendment effective May 27, 1987

3.(i).3*	Articles of Amendment effective July 16, 1987

3.(i).4*	Articles of Amendment effective February 5, 1991

3.(i).5*	Articles of Amendment effective April 22, 2004

3.(ii).1*	By-laws effective May 27, 1987

3.(ii).2*	By-law to authorize the directors to borrow and give security effective July 16, 1987

4.1*	Cancellation of Stock Voting Agreement dated February 1, 2003 between Richard D. McGraw, Albert Gnat and Anthony F. Griffiths

9.1*	Stock Voting Agreement dated July 15, 1987 between Richard D. McGraw, Albert Gnat and Anthony F. Griffiths

10.1*	Credit Agreement between the registrant, its subsidiaries and the Royal Bank, dated April 25, 1995

10.2*	Credit Agreement between the Overland Group and Bank One, dated February 4, 1994 (the “Overland Credit Agreement”)

10.3*	First Amendment to the Overland Credit Agreement, effective July 1, 1994

10.4*	Second Amendment to the Overland Credit Agreement, effective September 30, 1994

10.5*	Third Amendment to the Overland Credit Agreement, dated December 14, 1994

10.6*	Fourth Amendment to the Overland Credit Agreement, dated February 1, 1995

10.7*	Fifth Amendment to the Overland Credit Agreement, effective December 31, 1994

10.8*	Sixth Amendment to the Overland Credit Agreement, dated March 2, 1995

10.9*	Operating Credit Agreement between Trans Western Express Inc. and The Bank of Nova Scotia, dated July 25, 1995

10.9.1*	First Amending Agreement to Credit Agreement between Trans Western Express Inc. and The Bank of Nova Scotia, dated September 3, 1998

10.9.2*	Second Amending Agreement to Credit Agreement between Trans Western Express Inc. and The Bank of Nova Scotia, dated January 8, 1999

10.9.3*	Amended and Restated Credit Agreement between Vitran Corporation Inc. and Trans Western Express Inc. and The Bank of Nova Scotia, dated January 31, 2002

10.9.4*	Second Amended and Restated Credit Agreement between Vitran Corporation Inc. and Vitran Express Canada Inc. and The Bank of Nova Scotia and Laurentian Bank of Canada, dated May 1, 2006

10.9.5*	Third Amended and Restated Credit Agreement between Vitran Corporation Inc., Vitran Express Canada Inc., Vitran Corporation and The Bank of Nova Scotia, Laurentian Bank of Canada and JP Morgan Chase, dated September 20, 2006

Exhibit
No.	Document
10.10*	Note Purchase Agreement between Trans Western Express Inc., the registrant and certain purchasers, dated July 25, 1995

10.11*	Amendment No. 1 to Note Agreement (“Amending Agreement”), dated June 28, 1996

10.12*	Amendment No. 2 to Note Agreement (“Amending Agreement”), dated May 13, 1997

10.13*	Credit Agreement between the registrant and The Bank of Nova Scotia, dated September 3, 1998

10.14*	Credit Agreement between the registrant and The Bank of Nova Scotia and Laurentian Bank of Canada, dated October 13, 1999

10.15*	Confidential Transportation Contract dated January 1, 1993 between Trans Western Express Inc. and Canadian National Railway Company

10.16*	Agreement dated April 24, 1995 between the registrant, Borcross Limited, Carl Cook and Daniel L. Cook amending the terms of the Overland Note

10.17*	Engagement Letter dated April 28, 1995 between the registrant and Banc One Capital Corporation

10.18*	Offer of Employment dated September 30, 1998 from the registrant to Kevin Glass

10.19*	Share Purchase Agreement between the registrant and Randall Quast, dated July 21, 1998

10.20*	Employment agreement dated November 25, 2004 from the registrant to Sean P. Washchuk

10.21*	Employment agreement dated April 29, 2004 from the registrant to Rick E. Gaetz

10.22*	Employment agreement dated April 29, 2004 from the registrant to Kevin A. Glass

10.3*	Share purchase agreement, by Vitran Corporation and Chris Dugan, dated May 30, 2005

10.31*	Share purchase agreement, by Vitran Corporation and The Shareholders of PJAX, Inc., dated October 2, 2006

10.4*	Deferred share unit plan, dated September 14, 2005

10.41*	Deferred share unit plan, dated March 10, 2006

14.1*	Code of Ethics and Professional Conduct for Directors, Senior Executives and Employees, dated August 3, 2004

31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Previously filed
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Toronto, Province of Ontario, on the 7th day of February, 2007.

Vitran Corporation Inc.

By:	/s/ SEAN P. WASHCHUK

Sean P. Washchuk
Vice President Finance and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ RICHARD D. McGRAW	Chairman of the Board	February 7, 2007
Richard D. McGraw

/s/ RICHARD E. GAETZ	President and Chief Executive Officer, Director	February 7, 2007
Richard E. Gaetz

/s/ GEORGES L. HÉBERT	Director	February 7, 2007
Georges L. Hébert

/s/ WILLIAM S. DELUCE	Director	February 7, 2007
William S. Deluce

/s/ ANTHONY F. GRIFFITHS	Director	February 7, 2007
Anthony F. Griffiths

/s/ JOHN R. GOSSLING	Director	February 7, 2007
John R. Gossling

/s/ SEAN P. WASHCHUK	Vice President Finance and Chief Financial Officer	February 7, 2007
Sean P. Washchuk	(Principal Financial Officer)

/s/ FAYAZ D. SULEMAN	Corporate Controller	February 7, 2007
Fayaz D. Suleman	(Principal Accounting Officer)