Form 10-Q
period 2007-03-31
VITRAN CORP INC
filed 2007-05-04
CIK 946823

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTER ENDED MARCH 31, 2007
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
The number of shares of common stock outstanding at April 25, 2007 was 13,460,859.

Part I. Financial Information
Item 1: Financial Statements
VITRAN CORPORATION INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands of United States dollars except for per share amounts)

	Three months	Three months
	Ended	Ended
	Mar. 31, 2007	Mar. 31, 2006

Revenue	$154,136	$115,127
Operating expenses	128,456	97,121
Selling, general and administrative expenses	15,099	10,743
Other expense (income)	29	(116)
Depreciation and amortization expense	4,945	2,407

Total operating expenses	148,529	110,155

Income from operations before undernoted	5,607	4,972
Interest expense, net	2,064	176

Income from operations before income taxes	3,543	4,796
Income taxes	156	1,173

Net income before cumulative effect of change in accounting principle	3,387	3,623

Cumulative effect of change in accounting principle	—	141

Net income	$3,387	$3,764

Earnings per share:
Basic — net income before cumulative effect of change in accounting principle	$0.25	$0.29
Basic — cumulative effect of change in accounting principle	—	0.01

Basic — net income	$0.25	$0.30

Diluted — net income before cumulative effect of change in accounting principle	0.25	0.28
Diluted — cumulative effect of change in accounting principle	—	0.01

Diluted — net income	$0.25	$0.29

Weighted average number of shares:
Basic	13,438,065	12,652,075
Diluted	13,651,872	12,934,751

See accompanying notes to consolidated financial statements

VITRAN CORPORATION INC.
CONSOLIDATED BALANCE SHEETS
(In thousands of United States dollars)

	Mar. 31, 2007	Dec. 31, 2006
	(Unaudited)	(Audited)

Assets
Current assets:
Cash and cash equivalents	$1,543	$1,454
Accounts receivable	73,061	66,051
Inventory, deposits and prepaid expenses	10,409	10,796
Income and other taxes receivable	2,885	—
Deferred income taxes	2,768	1,720

	90,666	80,021
Property and equipment	145,560	145,129
Intangible assets	15,327	15,888
Goodwill (note 5)	118,400	117,146
Other	124	150

	$370,077	$358,334

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$74,074	$67,916
Income and other taxes payable	—	1,275
Current portion of long-term debt	15,758	15,724

	89,832	84,915
Long-term debt	92,536	93,139
Other	1,928	—
Deferred income taxes	8,693	6,983

Shareholders’ equity:
Common shares, no par value, unlimited authorized, 13,460,859 and 13,419,859 issued and outstanding at March 31, 2007 and December 31, 2006, respectively	77,040	76,913
Additional paid-in capital	1,815	1,607
Retained earnings	94,320	90,933
Accumulated other comprehensive income	3,913	3,844

	177,088	173,297

	$370,077	$358,334

Contingent liabilities (note 10)
See accompanying notes to consolidated financial statements.

VITRAN CORPORATION INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

					Accumulated
			Additional		other	Total
	Common shares		Paid-in	Retained	comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	income	Equity

December 31, 2006	13,419,859	$76,913	$1,607	$90,933	$3,844	$173,297
Shares issued upon exercise of employee stock options	41,000	127				127
Net income				3,387		3,387
Other comprehensive income					69	69
Share based compensation			208			208

March 31, 2007	13,460,859	$77,040	$1,815	$94,320	$3,913	$177,088

					Accumulated
			Additional		other	Total
	Common shares		Paid-in	Retained	comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	income	Equity

December 31, 2005	12,647,636	$63,604	$956	$71,553	$3,689	$139,802
Shares issued upon exercise of employee stock options	73,500	321				321
Net income				3,764		3,764
Other comprehensive income					(361)	(361)
Share based compensation			190			190
Cumulative effect of change in accounting principle			(141)			(141)

March 31, 2006	12,721,136	$63,925	$1,005	$75,317	$3,328	$143,575

VITRAN CORPORATION INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands of United States dollars)

	Three months	Three months
	Ended	Ended
	Mar. 31, 2007	Mar. 31, 2006

Cash provided by (used in):

Operations:
Net income	$3,387	$3,764
Items not involving cash from operations
Depreciation and amortization expense	4,945	2,407
Deferred income taxes	967	377
Share-based compensation expense	208	190
Loss (gain) on sale of property and equipment	29	(116)
Cumulative effect of change in accounting principle	—	(141)
Change in non-cash working capital components	(3,697)	1,955

	5,839	8,436
Investments:
Purchase of property and equipment	(4,550)	(1,878)
Proceeds on sale of property and equipment	71	170
Additional payment due to acquisition of subsidiary	(538)	—
Acquisition of business assets	—	(2,251)

	(5,017)	(3,959)
Financing:
Change in revolving credit facility	3,284	(2,985)
Repayment of long-term debt	(2,255)	(1,321)
Repayment of capital leases	(1,640)	—
Issue of common shares upon exercise of stock options	127	321

	(484)	(3,985)
Effect of translation adjustment on cash	(249)	(114)

Increase in cash position	89	378
Cash position, beginning of period	1,454	14,592

Cash position, end of period	$1,543	$14,970

Change in non-cash working capital components:
Accounts receivable	$(7,010)	$(2,346)
Inventory, deposits and prepaid expenses	387	188
Income and other taxes receivable/payable	(4,525)	(412)
Other liabilities	1,928	—
Accounts payable and accrued liabilities	5,523	4,525

	$(3,697)	$1,955

See accompanying notes to consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands of United States dollars except for per share amounts)
1. Accounting Policies
The interim consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles with a reconciliation to Canadian generally accepted accounting principles in note 13. The Ontario Business Corporations Act (“OBCA”) regulations allow issuers that are required to file reports with the Securities and Exchange Commission in the United States to file financial statements under United States GAAP to meet their continuous disclosure obligations in Canada. Prior to 2006 Vitran prepared its consolidated financial statements in accordance with Canadian GAAP with a reconciliation to United States GAAP. The interim consolidated financial statements do not contain all the disclosures required by United States and Canadian generally accepted accounting principles. The interim consolidated financial statements have been prepared in accordance with instructions to Quarterly Report on Form 10-Q. The interim consolidated financial statements should be read in conjunction with the Company’s 2006 Annual Report and the 2006 Annual Report on Form 10-K with emphasis on Note 17 which describes the differences between United States and Canadian GAAP. The interim consolidated financial statements follow the same accounting principles and methods of application as the most recent annual consolidated financial statements as there are no material differences in the Company’s accounting policies between United States and Canadian GAAP at March 31, 2007 other than as denoted in note 13.
These unaudited consolidated interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair presentation of the results of the interim period presented. Operating results for the quarter ended March 31, 2007 are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 2007.
All amounts in these consolidated interim financial statements are expressed in United States dollars, unless otherwise stated.
2. New Accounting Pronouncements
SFAS Statement 159 “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of SFAS Statement 115” permits entities to choose to measure many financial instruments and certain warranty and insurance contracts at fair value on a contract-by-contract basis. SFAS Statement 159 will be adopted January 1, 2008 as required by the statement. The requirements of SFAS Statement 159 are not expected to have an effect on the Company’s consolidated financial statements.
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
For reporting purposes, the Canadian operations are translated into United States dollars using the current rate method. Under this method, all assets and liabilities are translated at the period-end rate of exchange and all revenue and expense items are translated at the average rate of exchange for the period. The resulting translation adjustment is recorded as a separate component of shareholders’ equity. United States dollar debt of $82.3 million is designated as a hedge of the investment in the United States dollar functional operations, such that related transaction gains and losses are recorded in the separate component of shareholders’ equity.
4. Acquisition
On October 2, 2006, the Company acquired 100 percent of the outstanding shares of PJAX, Inc. and all the real estate held by Woodhurst Realty LLC and Northridge Enterprises LP, collectively known as PJAX Freight System (“PJAX”). During the 2006 fourth quarter, Vitran executed a joint election with the seller to structure the transaction as an asset sale for income tax purposes and at December 31, 2006 the Company had estimated an additional $5.5 million of cash would be payable in April 2007. Based on final calculations completed in the 2007 first quarter the additional amount of cash payable was $6.7 million. Therefore, aggregate purchase consideration was increased to $139.9 million. The additional $1.2 million was recorded as an adjustment to goodwill.
The following pro forma financial information reflects the results of operations of Vitran as if the acquisition of PJAX had taken place on January 1, 2005. The pro forma financial information is not necessarily indicative of the results as it would have been if the acquisition had been effected on the assumed date and is not necessarily indicative of future results:

March 31, 2006

Pro forma revenue	$156,792
Pro forma net income	4,028

Pro forma diluted earnings per share	$0.30

5. Goodwill

Goodwill

Balance at December 31, 2006	$117,146
Foreign exchange on CDN$denominated goodwill	81
Adjustment to goodwill (note 4)	1,173

Balance at March 31, 2007	$118,400

6. Income Taxes
The Company adopted the provisions of FASB interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. The implementation of Interpretation 48 did not result in a change in the estimated liability for unrecognized tax benefits at January 1, 2007. At March 31, 2007, the Company had unrecognized tax benefits of approximately $2.2 million, of which an estimated $1.8 million if recognized would have an impact on the effective tax rate.
The Company recognizes interest and penalties related to unrecognized tax benefits in the tax provision. For the three month periods ended March 31, 2007 and March 31, 2006, the Company did not recognize a material amount of interest and penalties. As at March 31, 2007, the Company had approximately $0.5 million accrued for interest and penalties.
The Company and its subsidiaries file income tax returns in U.S. and Canadian federal jurisdictions, and various states, provinces and foreign jurisdictions. The Internal Revenue Service (“IRS”) and Canada Revenue Agency (“CRA”) have in 2007 commenced examinations of the 2003, 2004 and 2005 income tax returns. The examinations, although in their earliest stages, are expected to be completed by 2008. These audits may impact the Company’s unrecognized tax benefits in the next 12 months; however, the estimated financial outcome is indeterminable at this time. Overall, the years 1999 to 2006 remain open to examination by tax authorities.

7. Stock Option Plan
Under the Company’s stock option plan, options to purchase Common Shares of the Company may be granted to key employees, officers and directors of the Company and its affiliates by the Board of Directors or by the Company’s Compensation Committee. There are 841,700 options outstanding under the plan. The term of each option is ten years and the vesting period is five years. The exercise price for options is the trading price of the Common Shares of the Company on the Toronto Stock Exchange on the day of the grant.
The fair value of each stock option granted was estimated using the Black-Scholes fair value option-pricing model with the following assumptions:

2007

Options granted	115,000
Risk-free interest rate	4.20%
Dividend yield	—
Volatility factor of the future expected market price of the Company’s common shares	31.76%
Expected life of the options	6 years

The weighted average estimated fair value at the date of grant for the options granted in 2007 was $7.12 per share.
8. Comprehensive income (loss)
The components of other comprehensive income (loss) such as changes in foreign currency adjustments are required to be added to the Company’s reported net income to arrive at comprehensive net income (loss). Other comprehensive income (loss) items have no impact on the reported net income as presented on the Consolidated Statements of Income.
The following are the components of other comprehensive income, net of income taxes for the three months ended March 31, 2007 and 2006:

	Three months	Three months
	Ended	Ended
	Mar. 31, 2007	Mar. 31, 2006

Net income	$3,387	$3,764
Translation adjustment	95	(361)
Interest rate swap	(26)	—

Other comprehensive income	$69	$(361)

Comprehensive net income	$3,456	$3,403

9. Computation of Earnings per Share

	Three months	Three months
	Ended	Ended
	Mar. 31, 2007	Mar. 31, 2006

Numerator:
Net income	$3,387	$3,764

Denominator:
Basic weighted-average shares outstanding	13,438,065	12,652,075
Dilutive stock options	213,807	282,676
Dilutive weighted-average shares outstanding	13,651,872	12,934,751

Basic earnings per share before cumulative effect of a change in accounting principle	$0.25	$0.29
Effect of a change in accounting principle	—	0.01
Basic earnings per share	$0.25	$0.30

	Three months	Three months
	Ended	Ended
	Mar. 31, 2007	Mar. 31, 2006

Diluted earnings per share before cumulative effect of a change in accounting principle	$0.25	$0.28
Effect of a change in accounting principle	—	0.01
Diluted earnings per share	$0.25	$0.29

Diluted earnings per share exclude the effect of 580,900 anti-dilutive options.
10. Contingent Liabilities
The Company is subject to legal proceedings that arise in the ordinary course of business. In the opinion of management, the aggregate liability, if any, with respect to these actions will not have a material adverse effect on the consolidated financial position, results of operations or cash flows. Legal costs are expensed as incurred.
11. Risk Management Activities
The Company is exposed to interest rate volatility with regard to existing variable rate debt. The Company assumed a variable-to-fixed rate interest rate swap on variable rate debt assumed as part of the PJAX acquisition. The swap is accounted for as a cash flow hedge. Effectiveness is assessed based on the hypothetical derivative method. Amounts deferred to Accumulated Other Comprehensive Income are reclassified into income over the life of the associated debt. At March 31, 2007, the notional amount of the swap was $3.6 million, with the average pay rate being 2.99% and the average receive rate being 5.3%. The swap matures September 2010.
12. Segmented Information

Three months ended	Less-than-				Corporate Office	Consolidated
Mar. 31, 2007	truckload	Logistics	Truckload	Total	and Other	Totals

Revenue	$136,157	$9,663	$8,316	$154,136	$—	$154,136
Operating, selling, general and administrative expenses	125,326	9,104	7,776	142,206	1,349	143,555
Other income	24	—	5	29	—	29
Depreciation and amortization	4,577	119	240	4,936	9	4,945

Income (loss) from operations	$6,230	$440	$295	$6,965	$(1,358)	5,607
Interest expense, net						2,064
Income taxes						156

Net income						$3,387

Three months ended	Less-than-				Corporate Office	Consolidated
Mar. 31, 2006	truckload	Logistics	Truckload	Total	and Other	Totals

Revenue	$97,423	$9,412	$8,292	$115,127	$—	$115,127
Operating, selling, general and administrative expenses	90,347	8,814	7,694	106,855	1,009	107,864
Other income	(116)	—	—	(116)	—	(116)
Depreciation and amortization	2,124	84	188	2,396	11	2,407

Income (loss) from operations	$5,068	$514	$410	$5,992	$(1,020)	4,972
Interest expense, net						176
Income taxes						1,173

Net income before effect of a change in accounting principle						3,623

Effect of change in accounting principle						141

Net income						$3,764

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
(a)	Consolidated reconciliation of net income and shareholders’ equity
     Net Income and Shareholders’ equity reconciled to Canadian GAAP are as follows:

	Net income		Shareholders’ equity
	2007	2006	2007	2006

Balance as at March 31, based on United States GAAP	$3,387	$3,764	$177,088	$143,575
Effect of a change in accounting principle (i)	—	(141)	(141)	(141)
Foreign exchange adjustment (ii)	(83)	—	775	858
Unrealized foreign exchange loss on derivative instrument	—	—	(101)	(101)
Accumulated other comprehensive income adjustment (ii)	—	—	(674)	(757)

Balance as at March 31, based on Canadian GAAP	$3,304	$3,623	$176,947	$143,434

(i)	The adoption of SFAS 123(R) — Share-Based Payments only applies to United States GAAP. Therefore, the effect of a change in accounting principle does not impact Canadian GAAP net income or shareholders’ equity.

(ii)	The Company had a foreign exchange loss of $0.1 million that did not represent a substantially complete liquidation of a foreign operation in the current period. In previous years, the Company had foreign exchange gains of $0.9 million that did not represent a substantially complete liquidation of a foreign operation. Under Canadian GAAP these gains and losses were recognized upon the transfer into income of the related cumulative translation adjustment. Under United States GAAP, there is no reduction of the cumulative translation adjustment account. Retained earnings under Canadian GAAP is increased $0.8 million with a corresponding decrease to the cumulative translation adjustment included in accumulated other comprehensive income.
     Earnings per share

	Three months	Three months
	Ended	Ended
	Mar. 31, 2007	Mar. 31, 2006

Earnings per share under
Canadian GAAP
Basic	$0.25	$0.29
Diluted	$0.24	$0.28

	Three months	Three months
	Ended	Ended
	Mar. 31, 2007	Mar. 31, 2006

Weighted average number of shares:
Basic	13,438,065	12,652,075
Potential exercise of stock options	213,807	282,676
Diluted	13,651,872	12,934,751

(b)	Derivative accounting

Previously under Canadian GAAP, gains and losses on derivatives that are designated as hedges and that manage the underlying risks of anticipated transactions are not recorded until the underlying hedged item is recorded in net income and hedge ineffectiveness is not recorded until settlement. On January 1, 2007 the Company adopted CICA 3865, Hedges, in accordance with the transitional provisions. Under the transitional provision any hedging relationships that existed and satisfy all the conditions of CICA 3865 are adjusted to the carrying amounts that would have resulted had CICA 3865 always been applied. Based on the transitional provision there is no longer a difference in accounting for derivatives for the Company between United States and Canadian GAAP.

On January 1, 2007, the Company adopted CICA 3855, Financial Instruments — Recognition and Measurement. Management evaluated the effect of the standard on the consolidated financial statements and concluded that the Company does not have a difference between United States and Canadian GAAP upon adoption of the standard.

(c)	Comprehensive income

On January 1, 2007 the Company adopted CICA 1530, Comprehensive Income, in accordance with the appropriate provisions of the standard. The Company reports comprehensive income as part of its United States GAAP reporting, therefore, the adoption of this standard eliminates this difference between United States and Canadian GAAP.
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
          Forward-looking statements may be generally identifiable by use of the words “believe”, “anticipate”, “intend”, “estimate”, “expect”, “project”, “may”, “plans”, “continue”, “will”, “focus”, “should”, “endeavor” or the negative of these words or other variation on these words or comparable terminology. These forward-looking statements are based on current expectations and are subject to uncertainty and changes in circumstances that may cause actual results to differ materially from those expressed or implied by such forward-looking statements.
          The MD&A and the documents incorporated by reference herein contain forward-looking statements regarding, but not limited to, the following:
•	the Company’s objective to expand or acquire a less-than-truckload operation, in a new regional market;

•	the Company’s objective to achieve profitable revenue growth in the less-than-truckload segment;

•	the Company’s objective to complete information technology initiatives;

•	the Company’s intention to achieve above-average transborder and inter-regional growth rates;

•	the Company’s intention to add clients in the second and third quarter that will improve revenue and income from operations within the Logistics segment;

•	the Company’s intention to purchase a specified level of capital assets and to finance such acquisitions with cash flow from operations and, if necessary, from the Company’s unused credit facilities.
          Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause Vitran’s actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that may cause such differences include but are not limited to technological change, increase in fuel costs, regulatory change, changes in tax legislation, the general health of the economy, changes in labor relations, geographic expansion, capital requirements, availability of financing, claims and insurance costs, environmental hazards, availability of qualified drivers and competitive factors. More detailed information about these and other factors is included in the MD&A. Many of these factors are beyond the Company’s control; therefore, future events may vary substantially from what the Company currently foresees. You should not place undue reliance on such forward-looking statements. Vitran Corporation Inc. does not assume the obligation to revise or update these forward-looking statements after the date of this document or to revise them to reflect the occurrence of future unanticipated events, except as may be required under applicable securities laws.
          Unless otherwise indicated all dollar references herein are in U.S. dollars. The Company’s Annual Report on Form 10-K, as well as all the Company’s other required filings, may be obtained from the Company at www.vitran.com or from www.sedar.com or from www.sec.gov/edgar.shtml. This MD&A and the documents incorporated by reference contain forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995 and applicable Canadian securities laws concerning Vitran’s business, operations, and financial performance and condition.

OVERVIEW
The first quarter of 2007 proved to be a challenging quarter for Vitran due to the softening of the North American economy that manifested in the latter part of the 2006 third quarter and continued to prevail into the first three months of 2007. Nonetheless the Company posted record first quarter revenue and income from operations. Revenue improved 33.9% to $154.1 million and income from operations improved 12.8% to $5.6 million compared to the 2006 first quarter primarily due to the October 2, 2006 acquisition of PJAX Freight Systems (“PJAX”). Accordingly Vitran’s LTL segment posted the most notable increases in revenue and income from operations of 39.8% and 22.9% respectively.
As a result of an increased number of U.S. shareholders and the continued expansion within the United States, the Company, commencing the first quarter of 2006, elected U.S. GAAP as its primary reporting standard. Therefore a reconciliation from U.S. GAAP to Canadian GAAP has been provided in note 13 of the interim financial statements. This disclosure is required for a finite period of time after the change to US GAAP is made under the Ontario Securities Commission regulations.
CONSOLIDATED RESULTS
The following table summarizes the Consolidated Statements of Income for the three-month periods ended March 31:

For the three months ended March 31,
(in thousands)	2007	2006	2007 vs 2006

Revenue	$154,136	$115,127	33.9%
Operating expenses	128,456	97,121	32.3%
SG&A expenses	15,099	10,743	40.5%
Other expense (income)	29	(116)	(125.0%)
Depreciation and amortization	4,945	2,407	105.4%
Income from operations	5,607	4,972	12.8%
Interest expense, net	2,064	176	1,072.7%

Net income	$3,387	$3,764	(10.0%)

Earnings per share:
Basic — net income	$0.25	$0.30
Diluted — net income	$0.25	$0.29

Operating Ratio (1)	96.4%	95.7%

Revenue increased 33.9% to $154.1 million for the first quarter of 2007 compared to $115.1 million in the first quarter of 2006. Revenue in the LTL, Logistics and Truckload segments increased 39.8%, 2.7% and 0.3%, respectively. Revenue for the first quarter of 2007 compared to 2006 was augmented by the contribution of PJAX, acquired on October 2, 2006. Domestic U.S. revenue accounts for 71.1% of total revenue in the first quarter of 2007 compared to 59.6% in the first quarter of 2006. Income from operations for the first quarter improved 12.8% to $5.6 million compared to $5.0 million in the same period a year ago. The Company’s consolidated operating ratio was 96.4% for the first quarter of 2007 compared to 95.7% in the first quarter of 2006. Detailed explanations for the improvement in revenue and income from operations are discussed below in “Segmented Results”.
Selling, general and administrative expenses (“SG&A”) increased 40.5% to $15.1 million in the first quarter compared to $10.7 million in the first quarter of 2006. The increase in SG&A expenses for the quarter can be attributed to the addition of PJAX, increased share- based compensation expense and healthcare costs. Furthermore, with the addition of PJAX and the increase in on-going compensation-related expenses, SG&A should continue to be higher than the prior year periods.

The Company incurred interest expense of $2.1 million in the first quarter of 2007 compared to $0.2 million in the first quarter of 2006. The Company’s total debt increased to $108.3 million for the first quarter of 2007 compared to the $10.2 million of term debt in the 2006 first quarter, due to the October 2, 2006 acquisition of PJAX. Total debt at March 31, 2007 consisted of $10.5 million drawn on the Company’s $80.0 million revolving credit facilities, $79.7 million of term debt and $18.1 million of capital leases.
Income tax expense for the first quarter of 2007 was $0.2 million compared to $1.2 million for the same quarter a year ago. The effective tax rate was 4.4% for the first quarter of 2007 compared to 24.4% for the first quarter in 2006. The decline in the income tax expense is primarily due a decline in earnings before tax and a decline in the effective tax rate. The decline in the effective rate can be attributed to an increase in a higher proportion of income being earned in lower tax foreign jurisdictions. Should the Company’s earnings before income tax increase in subsequent quarters, the quarterly effective tax rate should also increase.
Net income before cumulative effect of change in accounting principle decreased by 6.5% to $3.4 million for the 2007 first quarter compared to $3.6 million for the same quarter in 2006. This resulted in basic and diluted earnings per share before cumulative effect of change in accounting principle of $0.25 for the first quarter of 2007 compared to basic and diluted earnings per share from operations of $0.29 and $0.28 respectively for the first quarter of 2006. The weighted average number of shares for the current quarter was 13.4 million basic and 13.7 million diluted compared to 12.7 million basic and 12.9 million diluted shares in the first quarter of 2006.
On January 1, 2006, the Company adopted SFAS 123(R), “Share-Based Payment”, using the modified prospective transition method. In accordance with the standard the Company recognized $0.1 million of income as cumulative effect of change in accounting principle. Therefore net income for the first quarter of 2006 after cumulative effect of change in accounting principle was $3.8 million resulting in basic and diluted earnings per share of $0.30 and $0.29 respectively.
On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” The adoption of this standard requires management to make estimates and assumptions that effect reported amounts of tax related assets and liabilities that will impact the effective tax rate of the Company. In addition the effective tax rate in all periods is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The income tax expense differs from the tax computed at the federal statutory income tax rate due primarily to state and provincial income taxes and earnings in foreign jurisdictions. Future effective tax rates could be adversely affected if earnings are lower than anticipated in jurisdictions with lower statutory rates, unfavourable changes in tax laws and regulations, or by adverse tax rulings.
SEGMENTED RESULTS
Less-Than-Truckload (LTL)
The table below provides summary information for the LTL segment for the three-month periods ended March 31:

For the three months ended March 31,
(in thousands)	2007	2006	2007 vs 2006

Revenue	$136,157	$97,423	39.8%
Income from operations	6,230	5,068	22.9%
Operating ratio	95.4%	94.8%

Number of shipments (2)	993,376	664,630	49.5%
Weight (000s of lbs) (3)	1,467,846	1,043,580	40.7%
Revenue per shipment (4)	$137.06	$146.58	(6.5%)
Revenue per hundredweight (5)	$9.28	$9.34	(0.6%)

Revenue in the LTL segment increased significantly, 39.8% to $136.2 million, in the first quarter of 2007 compared to $97.4 million in the same period a year ago. The results of the LTL segment were positively impacted by the acquistion of PJAX on October 2, 2006 and the launch of the new inter-regional service between the Central States and the West Coast which now represents 1.6% of the LTL segment’s first quarter revenue. In addition, revenue growth in the cross border service offering improved 6.7% for the 2007 first quarter. However, these improvements were mitigated by the slow down in the North American economy. The LTL segment’s shipments and tonnage increased 49.5% and 40.7% respectively while revenue per hundredweight declined 0.6% in the 2007 first quarter compared to the 2006 first quarter. The decline in revenue per hundredweight was driven by the shorter length of haul within the newly acquired PJAX mid-atlantic region. Excluding PJAX, revenue per hundredweight increased 2.8% in the first quarter of 2007 compared to the same period a year ago. Consequently the 2007 first quarter operating ratio was 95.4% compared to 94.8% in 2006 first quarter.
Logistics
The table below provides summary information for the Logistics segment for the three-month periods ended March 31:

For the three months ended March 31,
(in thousands)	2007	2006	2007 vs 2006

Revenue	$9,663	$9,412	2.7%
Income from operations	440	514	(14.4%)
Operating ratio	95.4%	94.5%

Revenue for the Logistics segment increased 2.7% and income from operations decreased 14.4% for the first quarter of 2007 compared to the same period in 2006. The decrease in income from operations was primarily attributable to a decline in activity within the Brokerage Unit consistent with the slowdown in the economy. The Supply Chain Unit showed slight declines in income from operations as it prepared a facility for new clients. Revenue and income from operations should increase as additional clients are scheduled to commence in the second and third quarters of 2007 within the Supply Chain unit.
Truckload
The table below provides summary information for the Truckload segment for the three-month periods ended March 31:

For the three months ended March 31,
(in thousands)	2007	2006	2007 vs 2006

Revenue	$8,316	$8,292	0.3%
Income from operations	295	410	(28.0%)
Operating ratio	96.5%	95.1%

Revenue in the Truckload segment of $8.3 million for the first quarter of 2007 was flat compared to the first quarter of 2006. Revenue per mile(6) increased 1.2% but was offset by the 1.1% decline in shipments compared to the 2006 first quarter. Income from operations declined $0.1 million as a result of a 7.3% increase in empty miles and an increase in insurance-related expenses. Consequently the Truckload segment posted an operating ratio of 96.5% in the first quarter of 2007 compared to 95.1% for the first quarter of 2006.
LIQUIDITY AND CAPITAL RESOURCES
Cash flow from continuing operations before working capital changes increased to $9.5 million for the 2007 first quarter compared to $6.5 million in 2006. The growth is primarily attributable to increases in net income and depreciation and amortization expense. Non-cash working capital changes consumed $3.7 million in the first quarter of 2007 compared to contributing $2.0 million for the same period a year ago. While accounts receivable increased at March 31, 2007 compared to December 31, 2006 due to higher revenue, average days sales outstanding was 38.4 days compared to 37.7 days for the Company. Accounts payable and accrued liabilities increased compared to December 31, 2006 due to the timing of payments.
Interest-bearing debt was $108.3 million at March 31, 2007 consisting of $79.7 million of term debt, capital leases of $18.1 million and $10.5 million drawn under the revolving credit facility. At the end of 2006 interest-bearing debt was $108.9 million consisting of $81.9 million of term debt, capital leases of $19.7 million and $7.2 million drawn under the revolving credit facility. During the first quarter the Company repaid $2.3 million of term debt and $1.6 million of capital leases. At March 31, 2007 the Company had $52.3 million of unused credit facilities, net of outstanding letters of credit.
Capital expenditures amounted to $4.6 million for the first quarter of 2007 and were funded out of operating cash flows and the revolving credit facilities of the Company. The majority of capital expenditures were for the acquisition of the LTL service centre in Wichita, Kansas and the construction of the new LTL service centre in Toronto, Ontario. Trailer additions were primarily for replacement purposes. The table below sets forth the Company’s capital expenditures for the three-month period ended March 31, 2007.

For the three months ended March 31,
(in thousands of dollars)	2007	2006

Real estate and buildings	$3,247	$11
Tractors	—	284
Trailing fleet	969	818
Information technology	169	359
Leasehold improvements	18	19
Other equipment	147	387

Total	$4,550	$1,878

Management estimates that cash capital expenditures, excluding real estate additions for the remainder of 2007 will be between $14.0 million and $19.0 million the majority of which will be for tractors and trailing fleet. Real estate additions, the majority of which will be for the construction of the new Toronto service centre, will be approximately $8.0 million. The Company also anticipates entering into operating leases to fund the acquisition of equipment with a capital cost of between $1.5 million and $4.0 million. The Company expects to finance its capital requirements with cash flow from operations, and if required, its $52.3 million of unused credit facilities.
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
The following table summarizes our significant contractual obligations and commercial commitments as of March 31, 2007:

(in thousands of dollars)		Payments due by period
Contractual Obligations	Total	2007	2008 & 2009	2010 & 2011	Thereafter

Long-term debt (LIBOR 4.74% to 7.23%)	$79,675	$6,765	$72,106	$804	$ Nil
Revolving credit facilities	10,541	Nil	10,541	Nil	Nil
Capital lease obligations	18,078	5,064	9,329	2,933	752
Amount due to vendors of acquisitions	8,069	8,069	Nil	Nil	Nil

Sub-total	116,363	19,898	91,976	3,737	752
Operating leases	34,753	10,056	15,984	6,527	2,186

Total Contractual Obligations	$151,116	$29,954	$107,960	$10,264	$2,938

In addition to the above-noted contractual obligations, the Company, as at March 31, 2007, utilized the revolving credit facilities for standby letters of credit of $17.1 million. The letters of credit are used as collateral for self-insured retention of insurance claims.
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
OUTLOOK
The first quarter of 2007 was a demanding quarter for Vitran as general economic pressure impacted the operating results of all segments. The LTL segment expanded its revenue and income from operations with the addition of PJAX on October 2, 2006. PJAX continues to operate at expected levels and contributed to the record first quarter revenue and income from operations.
For the remainder of 2007 management will focus on expanding its inter-regional sales initiatives and transborder service offering. The U.S. LTL business unit will focus on IT systems integration to augment inter-regional sales and operating initiatives. The Canadian LTL business unit will complete the construction of its new Toronto service centre in the second half of 2007 and then focus on service centre efficiencies. The Logistics segment will continue to make progress developing new accounts that will expand revenue and income from operations.
Lastly the Company remains committed to its objective to expand or acquire into new regional markets to complete its LTL footprint in North America.
QUARTERLY RESULTS

U.S. GAAP
(thousands of dollars	2007	2006	2006	2006	2006	2005	2005	2005
except per share amounts)	Q1	Q4	Q3	Q2	Q1	Q4	Q3	Q2

Revenue	$154,136	$153,779	$121,512	$123,641	$115,127	$112,975	$116,226	$105,050
Income from operations	5,607	8,143	6,797	8,128	4,972	6,937	7,647	7,013
Net Income	3,387	4,974	4,885	5,776	3,764	5,012	5,376	4,796
Earnings per share:
Basic	$0.25	$0.37	$0.38	$0.45	$0.30	$0.40	$0.43	$0.39
Diluted	0.25	0.37	0.38	0.45	0.29	0.39	0.42	0.38
Weighted average number of shares:
Basic	13,438,065	13,413,153	12,744,936	12,732,644	12,652,075	12,618,416	12,584,358	12,447,300
Diluted	13,651,872	13,624,031	12,966,835	12,964,761	12,934,751	12,930,661	12,921,695	12,778,285

Canadian GAAP (7)
(thousands of dollars	2007	2006	2006	2006	2006	2005	2005	2005
except per share amounts)	Q1	Q4	Q3	Q2	Q1	Q4	Q3	Q2

Revenue	$154,136	$153,779	$121,512	$123,641	$115,127	$112,975	$116,226	$105,050
Income from operations	5,524	8,143	6,797	8,128	4,972	6,937	7,647	7,013
Net Income	3,304	4,974	4,885	5,776	3,623	5,012	5,376	4,796
Earnings per share:
Basic	$0.25	$0.37	$0.38	$0.45	$0.29	$0.40	$0.43	$0.39
Diluted	0.24	0.37	0.38	0.45	0.28	0.39	0.42	0.38
Weighted average number of shares:
Basic	13,438,065	13,413,153	12,744,936	12,732,644	12,652,075	12,618,416	12,584,358	12,447,300
Diluted	13,651,872	13,624,031	12,966,835	12,964,761	12,934,751	12,930,661	12,921,695	12,778,285

Definitions of non-GAAP measures:
(1)	Operating ratio (“OR”) is a non-GAAP financial measure which does not have any standardized meaning prescribed by GAAP. OR is the sum of operating expenses, selling, general and administrative expenses, other expenses (income), and depreciation and amortization expense, divided by revenue. OR allows management to measure the Company and its various segments’ operating efficiency. OR is a widely recognized measure in the transportation industry which provides a comparable benchmark for evaluating the Company’s performance compared to its competitors. Investors should also note that the Company’s presentation of OR may not be comparable to similarly titled measures by other companies. OR is calculated as follows:

Three months ended March 31,	2007	2006

Operating expenses	$128,456	$97,121
Selling, general and administrative expenses	15,099	10,743
Other expenses (income)	29	(116)
Depreciation and amortization expense	4,945	2,407

	$148,529	$110,155
Revenue	$154,136	$114,127

Operating ratio (“OR”)	96.4%	95.7%

(2)	A shipment is a single movement of goods from a point of origin to its final destination as described on a bill of lading document.

(3)	Weight represents the total pounds shipped.

(4)	Revenue per shipment represents revenue divided by the number of shipments.

(5)	Revenue per hundredweight is the price obtained for transporting 100 pounds of LTL freight from point to point, calculated by dividing the revenue for an LTL shipment by the hundredweight (weight in pounds divided by 100) for a shipment.

(6)	Revenue per total mile represents revenue divided by the total miles driven.

(7)	Please see Note 13 to the Interim Consolidated Financial Statements for differences between United States and Canadian GAAP.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The Company is exposed to the impact of interest rate changes. The Company’s exposure to changes in interest rates is limited to borrowings under the term bank facilities and revolving credit facilities that have variable interest rates tied to the LIBOR rate. As a majority of the Company’s debt is tied to variable interest rates, the Company estimates that the fair value of the long-term debt approximates the carrying value.

(in thousands of dollars)		Payments due by period

Long-term debt	Total	2007	2008 & 2009	2010 & 2011	Thereafter

Variable Rate
Term bank facility	$76,000	$6,000	$70,000	$ Nil	$ Nil
Average interest rate (LIBOR)	7.23%	7.23%	7.23%

Revolving bank facility	6,384	Nil	6,384	Nil	Nil
Average interest rate (LIBOR)	7.23%		7.23%		Nil
Revolving bank facility	4,157	Nil	4,157	Nil	Nil
Average interest rate (CDN BA)	6.23%		6.23%

Fixed Rate
Term bank facility	3,675	765	2,106	804	Nil
Average interest rate	4.74%	4.74%	4.74%	4.74%
Capital lease obligations	18,078	5,064	9,329	2,933	752
Average interest rate	6.00%	6.00%	6.00%	6.00%	6.00%

Total	$108,294	$11,829	$91,976	$3,737	$752

The Company uses a variable-to-fixed interest rate swap on a $3.7 million term facility outstanding at March 31, 2007. The pay rate on the swap is 2.99% and the average receive rate is the one-month LIBOR rate which is currently 5.3%.
The Company is exposed to foreign currency risk as fluctuations in the United States dollar against the Canadian dollar can impact the financial results of the Company. The Company’s Canadian operations realize foreign currency exchange gains and losses on the United States dollar denominated revenue generated against Canadian dollar denominated expenses. Furthermore, the Company reports its results in United States dollars thereby exposing the results of the Company’s Canadian operations to foreign currency fluctuations. In addition, the Company’s United States dollar debt of $82.3 million is designated as a hedge of the investment in the United States’ self-sustaining foreign operations.
Item 4. Controls and Procedures
a)	As of April 25, 2007, the Chief Executive Officer and the Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures in accordance with Rule 13a-15 under the Exchange Act for the quarter ended March 31, 2007. Based on their evaluation, the Company’s Chief Executive Officer and the Chief Financial Officer concluded that Vitran’s disclosure controls and procedures enable Vitran to record, process, summarize and report in a timely manner the information that we are required to disclose in our Exchange Act reports.

b)	There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 1A. Risk Factors
See Part 1A of the Company’s 2006 Annual Report on Form 10-K.
Item 2. Changes in Securities and Use of Proceeds
On February 13, 2007 Vitran commenced a normal course issuer bid to repurchase up to 670,993 Common Shares by way of open market purchases through the facilities of the Toronto Stock Exchange. The normal course issuer bid expires on February 12, 2008. All shares repurchased are cancelled. The following table summarizes the purchases in the first quarter of 2007:

Maximum number
			Total number of	of Common Shares
	Number of	Average price paid	Common Shares as	that may yet be
	Common Shares	per Common Share	part of a publicly	purchased under the
Period	purchased	(CAD)	announced plan	plan

Feb. 13 to Feb. 28, 2007	—	—	—	670,993
Mar. 1 to Mar. 31, 2007	—	—	—	670,993

Total	—	—	—

Item 3. Defaults Upon Senior Securities — None
Item 4. Submission of Matters to a Vote of Security Holders
a)	On April 25, 2007 the Company held an Annual Meeting of Shareholders.

b)	The following directors were elected with the indicated number of votes set forth below:

Nominee	For	Withheld

Richard D. McGraw	10,340,337	420,920
Richard E. Gaetz	10,713,087	48,170
Anthony F. Griffiths	10,146,637	614,620
John R. Gossling	10,712,587	48,670
Georges L. Hébert	10,712,087	49,170
William S. Deluce	10,756,607	4,650

c)	The proposal for the ratification of the appointment of KPMG LLP as Independent Auditors for 2007 was voted on and approved at the meeting by the following vote: For: 10,756,607 Withheld: 4,650
Item 5. Other Information — None
Item 6. Exhibits and Reports on Form 8-K
Exhibits

Exhibit
Number	Description of Exhibit

31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 25, 2007.
32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated April 25, 2007.
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VITRAN CORPORATION INC.
/s/ SEAN P. WASHCHUK
Sean P. Washchuk
Date: April 25, 2007	Vice President of Finance and Chief Financial Officer (Principle Financial Officer)

/s/ FAYAZ D. SULEMAN
Fayaz D. Suleman
Date: April 25, 2007	Corporate Controller (Principle Accounting Officer)