Form 10-Q
period 2007-06-30
VITRAN CORP INC
filed 2007-08-03
CIK 946823

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTER ENDED JUNE 30, 2007
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
The number of shares of common stock outstanding at July 18, 2007 was 13,466,359.

Part I. Financial Information
Item 1: Financial Statements
VITRAN CORPORATION INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands of United States dollars except for per share amounts)

	Three months	Three months	Six months	Six months
	Ended	Ended	Ended	Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006

Revenue	$170,144	$123,641	$324,280	$238,768
Operating expenses	140,780	101,307	269,236	198,428
Selling, general and administrative expenses	15,283	11,737	30,382	22,480
Other income	(101)	(40)	(72)	(156)
Depreciation and amortization expense	5,109	2,509	10,054	4,916

Total operating expenses	161,071	115,513	309,600	225,668

Income from operations before undernoted	9,073	8,128	14,680	13,100
Interest expense, net	2,115	171	4,179	347

Income from operations before income taxes	6,958	7,957	10,501	12,753
Income taxes	1,425	2,181	1,581	3,354

Net income before cumulative effect of change in accounting principle	5,533	5,776	8,920	9,399

Cumulative effect of a change in accounting principle (note 8)	—	—	—	141

Net income	$5,533	$5,776	$8,920	$9,540

Earnings per share:
Basic - net income before cumulative effect of change in accounting principle	$0.41	$0.45	$0.66	$0.74
Basic - cumulative effect of change in accounting principle	—	—	—	0.01

Basic - net income	$0.41	$0.45	$0.66	$0.75

Diluted - net income before cumulative effect of change in accounting principle	$0.41	$0.45	$0.65	$0.73
Diluted - cumulative effect of change in accounting principle	—	—	—	0.01

Diluted - net income	$0.41	$0.45	$0.65	$0.74

Weighted average number of shares:
Basic	13,463,374	12,732,644	13,450,790	12,692,582
Diluted	13,661,467	12,964,761	13,656,765	12,950,673

See accompanying notes to consolidated financial statements

VITRAN CORPORATION INC.
CONSOLIDATED BALANCE SHEETS
(In thousands of United States dollars)

	Jun. 30, 2007	Dec. 31, 2006
	(Unaudited)	(Audited)

Assets
Current assets:
Cash and cash equivalents	$1,047	$1,454
Accounts receivable	79,415	66,051
Inventory, deposits and prepaid expenses	9,713	10,796
Income and other taxes receivable	4,347	—
Deferred income taxes	3,227	1,720

	97,749	80,021
Property and equipment	154,770	145,129
Intangible assets	14,766	15,888
Goodwill (note 5)	119,136	117,146
Other	125	150

	$386,546	$358,334

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$72,584	$67,916
Income and other taxes payable	—	1,275
Current portion of long-term debt	16,353	15,724

	88,937	84,915
Long-term debt	99,089	93,139
Other	2,089	—
Deferred income taxes	11,826	6,983

Shareholders’ equity:
Common shares, no par value, unlimited authorized, 13,466,359 and 13,419,859 issued and outstanding at March 31, 2007 and December 31, 2006, respectively	77,168	76,913
Additional paid-in capital	2,018	1,607
Retained earnings	99,853	90,933
Accumulated other comprehensive income	5,566	3,844

	184,605	173,297

	$386,546	$358,334

Contingent liabilities (note 10)
See accompanying notes to consolidated financial statements.

VITRAN CORPORATION INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

					Accumulated
			Additional		other	Total
	Common shares		Paid-in	Retained	comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	income	Equity

December 31, 2006	13,419,859	$76,913	$1,607	$90,933	$3,844	$173,297
Shares issued upon exercise of employee stock options	46,500	255	(48)			207
Net income				8,920		8,920
Other comprehensive income					1,722	1,722
Share based compensation			459			459

June 30, 2007	13,466,359	$77,168	$2,018	$99,853	$5,566	$184,605

					Accumulated
			Additional		other	Total
	Common shares		Paid-in	Retained	comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	income	Equity

December 31, 2005	12,647,636	$63,604	$956	$71,553	$3,689	$139,802
Shares issued upon exercise of employee stock options	97,300	526	(47)			479
Net income				9,540		9,540
Other comprehensive income					1,418	1,418
Share based compensation			409			409
Cumulative effect of a change in accounting principle			(141)			(141)

June 30, 2006	12,744,936	$64,130	$1,177	$81,093	$5,107	$151,507

VITRAN CORPORATION INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands of United States dollars)

	Three months	Three months	Six months	Six months
	Ended	Ended	Ended	Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006

Cash provided by (used in):

Net income	$5,533	$5,776	$8,920	$9,540
Items not involving cash from operations
Depreciation and amortization expense	5,109	2,509	10,054	4,916
Deferred income taxes	1,628	195	2,595	572
Share-based compensation expense	251	219	459	409
Gain on sale of property and equipment	(101)	(40)	(72)	(156)
Cumulative effect of change in accounting principle	—	—	—	(141)
Change in non-cash working capital components	(2,066)	(1,509)	(5,763)	446

	10,354	7,150	16,193	15,586
Investments:
Purchase of property and equipment	(6,870)	(9,651)	(11,420)	(11,529)
Proceeds on sale of property and equipment	167	1,384	238	1,554
Additional payments due to acquisition of subsidiary	(6,383)	—	(6,921)	—
Acquisition of business assets	—	—	—	(2,251)

	(13,086)	(8,267)	(18,103)	(12,226)
Financing:
Change in revolving credit facility	6,838	—	10,122	(2,985)
Repayment of long-term debt	(2,255)	(631)	(4,510)	(1,952)
Repayment of capital leases	(1,674)	—	(3,314)	—
Issue of common shares upon exercise of stock options	80	158	207	479

	2,989	(473)	2,505	(4,458)
Effect of translation adjustment on cash	(753)	(63)	(1,002)	(177)

Decrease in cash position	(496)	(1,653)	(407)	(1,275)
Cash position, beginning of period	1,543	14,970	1,454	14,592

Cash position, end of period	$1,047	$13,317	$1,047	$13,317

Change in non-cash working capital components:
Accounts receivable	$(6,354)	$(4,083)	$(13,364)	$(6,429)
Inventory, deposits and prepaid expenses	696	1,438	1,083	1,626
Income and other taxes receivable/payable	(1,462)	510	(5,987)	98
Accounts payable and accrued liabilities	4,893	626	10,416	5,151
Other liabilities	161	—	2,089	—

	$(2,066)	$(1,509)	$(5,763)	$446

Supplemental cash flow information:
Capital lease additions	$3,740	—	$3,740	—

See accompanying notes to consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands of United States dollars except for per share amounts)
1. Accounting Policies
The interim consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles with a reconciliation to Canadian generally accepted accounting principles in note 13. The Ontario Business Corporations Act (“OBCA”) regulations allow issuers that are required to file reports with the Securities and Exchange Commission in the United States to file financial statements under United States GAAP to meet their continuous disclosure obligations in Canada. Prior to 2006 Vitran Corporation Inc. (“Vitran” or “the Company”) prepared its consolidated financial statements in accordance with Canadian GAAP with a reconciliation to United States GAAP. The interim consolidated financial statements do not contain all the disclosures required by United States and Canadian generally accepted accounting principles. The interim consolidated financial statements have been prepared in accordance with instructions to Quarterly Report on Form 10-Q. The interim consolidated financial statements should be read in conjunction with the Company’s 2006 Annual Report and the 2006 Annual Report on Form 10-K with emphasis on Note 17 which describes the differences between United States and Canadian GAAP. The interim consolidated financial statements follow the same accounting principles and methods of application as the most recent annual consolidated financial statements as there are no material differences in the Company’s accounting policies between United States and Canadian GAAP at June 30, 2007 other than as denoted in note 13.
These unaudited consolidated interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair presentation of the results of the interim period presented. Operating results for the three and six month period ended June 30, 2007 are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 2007.
All amounts in these consolidated interim financial statements are expressed in United States dollars, unless otherwise stated.
2. New Accounting Pronouncements
FSP FIN 48-1 “Definition of Settlement in FASB Interpretation No. 48” amends FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” to provide guidance on how an enterprise should determine where a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The FSP is to be adopted upon initial adoption of FIN 48 with retroactive treatment if required. The Company adopted FIN 48 January 1, 2007 consistent with the provisions of the FSP.
SFAS Statement 159 “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of SFAS Statement 115” permits entities to choose to measure many financial instruments and certain warranty and insurance contracts at fair value on a contract-by-contract basis. SFAS Statement 159 will be adopted January 1, 2008 as required by the statement. The requirements of SFAS Statement 159 are not expected to have an effect on the Company’s consolidated financial statements.
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
For reporting purposes, the results of the Canadian operations are translated into United States dollars using the current rate method. Under this method, all assets and liabilities are translated at the period-end rate of exchange and all revenue and expense items are translated at the average rate of exchange for the period. The resulting translation adjustment is recorded as a separate component of shareholders’ equity. United States dollar debt of $77.9 million is designated as a hedge of the investment in the United States dollar functional operations, such that related transaction gains and losses are recorded in the separate component of shareholders’ equity.

4. Acquisition
On October 2, 2006, the Company acquired 100 percent of the outstanding shares of PJAX, Inc. and all the real estate held by Woodhurst Realty LLC and Northridge Enterprises LP, collectively known as PJAX Freight System (“PJAX”). During the 2006 fourth quarter, Vitran executed a joint election with the seller to structure the transaction as an asset sale for income tax purposes and at December 31, 2006 the Company had estimated an additional $5.5 million of cash would be payable in April 2007. Based on final calculations completed in the 2007 first quarter the additional amount of cash paid in April 2007 was $6.7 million. Therefore, aggregate purchase consideration was increased to $139.9 million. The additional $1.2 million was recorded as an adjustment to goodwill.
The following pro forma financial information reflects the results of operations of Vitran as if the acquisition of PJAX had taken place on January 1, 2005. The pro forma financial information is not necessarily indicative of the results as it would have been if the acquisition had been effected on the assumed date and is not necessarily indicative of future results:

	Three months	Six months
	Ended	Ended
	June 30, 2006	June 30, 2006

Pro forma revenue	$169,315	$326,107
Pro forma net income	6,839	10,867
Pro forma diluted earnings per share	$0.50	$0.80

5. Goodwill

Goodwill

Balance at December 31, 2006	$117,146
Foreign exchange on CDN$denominated goodwill	817
Adjustment to goodwill (note 4)	1,173

Balance at June 30, 2007	$119,136

6. Income Taxes
The Company adopted the provisions of FASB interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. The implementation of Interpretation 48 did not result in a change in the estimated liability for unrecognized tax benefits at January 1, 2007. At June 30, 2007, the Company had unrecognized tax benefits of approximately $2.3 million, of which an estimated $1.9 million if recognized would have an impact on the effective tax rate.
The Company recognizes interest and penalties related to unrecognized tax benefits in the tax provision. For the three and six month periods ended June 30, 2007 and June 30, 2006, the Company did not recognize a material amount of interest and penalties. As at June 30, 2007, the Company had approximately $0.6 million accrued for interest and penalties.
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

7. Stock Option Plan
Under the Company’s stock option plan, options to purchase Common Shares of the Company may be granted to key employees, officers and directors of the Company and its affiliates by the Board of Directors or by the Company’s Compensation Committee. There are 836,200 options outstanding under the plan. The term of each option is ten years and the vesting period is five years. The exercise price for options is the trading price of the Common Shares of the Company on the Toronto Stock Exchange on the day of the grant.
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
The following are the components of other comprehensive income, net of income taxes for the three and six months ended June 30, 2007 and 2006:

	Three months	Three months	Six months	Six months
	Ended	Ended	Ended	Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006

Net Income	$5,533	$5,776	$8,920	$9,540
Translation adjustment	1,652	1,779	1,747	1,418
Interest rate swap	1	—	(25)	—

Other comprehensive income	$1,653	$1,779	$1,722	$1,418

Comprehensive net income	$7,186	$7,555	$10,642	$10,958

9. Computation of Earnings per Share

	Three months	Three months	Six months	Six months
	Ended	Ended	Ended	Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006

Numerator:
Net Income	$5,533	$5,776	$8,920	$9,540

Denominator:
Basic weighted-average shares outstanding	13,463,374	12,732,644	13,450,790	12,692,582
Dilutive Stock options	198,093	232,117	205,975	258,091
Dilutive weighted-average shares outstanding	13,661,467	12,964,761	13,656,765	12,950,673

9. Computation of Earnings per Share (continued)

	Three months	Three months	Six months	Six months
	Ended	Ended	Ended	Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006

Basic earnings per share before cumulative effect of change in accounting principle	$0.41	$0.45	$0.66	$0.74
Effect of a change in accounting principle	—	—	—	0.01
Basic earnings per share	$0.41	$0.45	$0.66	$0.75

Diluted earnings per share before cumulative effect of change in accounting principle	$0.41	$0.45	$0.65	$0.73
Effect of a change in accounting principle	—	—	—	0.01
Diluted earnings per share	$0.41	$0.45	$0.65	$0.74

Diluted earnings per share exclude the effect of 575,900 anti-dilutive options.
10. Contingent Liabilities
The Company is subject to legal proceedings that arise in the ordinary course of business. In the opinion of management, the aggregate liability, if any, with respect to these actions will not have a material adverse effect on the consolidated financial position, results of operations or cash flows. Legal costs are expensed as incurred.
11. Risk Management Activities
The Company is exposed to interest rate volatility with regard to existing variable rate debt. The Company assumed a variable-to-fixed rate interest rate swap on variable rate debt assumed as part of the PJAX acquisition. The swap is accounted for as a cash flow hedge. Effectiveness is assessed based on the hypothetical derivative method. Amounts deferred to Accumulated Other Comprehensive Income are reclassified into income over the life of the associated debt. At June 30, 2007, the notional amount of the swap was $3.4 million, with the average pay rate being 2.99% and the average receive rate being 5.3%. The swap matures September 2010.
12. Segmented Information

Three months ended	Less-than-				Corporate Office	Consolidated
June 30, 2007	truckload	Logistics	Truckload	Total	and Other	Totals

Revenue	$150,615	$11,225	$8,304	$170,144	$—	$170,144
Operating, selling, general and administrative expenses	137,022	10,348	7,643	155,013	1,050	156,063
Other income	101	—	—	101	—	101
Depreciation and amortization	4,692	142	256	5,090	19	5,109

Income (loss) from operations	$9,002	$735	$405	$10,142	$(1,069)	9,073
Interest expense, net						2,115
Income taxes						1,425

Net income						$5,533

Three months ended	Less-than-				Corporate Office	Consolidated
June 30, 2006	truckload	Logistics	Truckload	Total	and Other	Totals

Revenue	$105,213	$10,251	$8,177	$123,641	$—	$123,641
Operating, selling, general and administrative expenses	95,023	9,509	7,446	111,978	1,066	113,044
Other income (loss)	43	—	(3)	40	—	40
Depreciation and amortization	2,194	104	198	2,496	13	2,509

Income (loss) from operations	$8,039	$638	$530	$9,207	$(1,079)	8,128
Interest expense, net						171
Income taxes						2,181

Net income						$5,776

12. Segmented Information (continued)

Six months ended	Less-than-				Corporate Office	Consolidated
June 30, 2007	truckload	Logistics	Truckload	Total	and Other	Totals

Revenue	$286,772	$20,888	$16,620	$324,280	$—	$324,280
Operating, selling, general and administrative expenses	262,348	19,452	15,419	297,219	2,399	299,618
Other income (loss)	77	—	(5)	(72)	—	(72)
Depreciation and amortization	9,269	261	496	10,026	28	10,054

Income (loss) from operations	$15,232	$1,175	$700	$17,107	$(2,427)	14,680
Interest expense, net						4,179
Income taxes						1,581

Net income						$8,920

Six months ended	Less-than-				Corporate Office	Consolidated
June 30, 2006	truckload	Logistics	Truckload	Total	and Other	Totals

Revenue	$202,636	$19,663	$16,469	$238,768	$—	$238,768
Operating, selling, general and administrative expenses	185,370	18,323	15,140	218,833	2,075	220,908
Other income (loss)	159	—	(3)	156	—	156
Depreciation and amortization	4,318	188	386	4,892	24	4,916

Income (loss) from operations	$13,107	$1,152	$940	$15,199	$(2,099)	13,100
Interest expense, net						347
Income taxes						3,354

Net income before cumulative effect of change in accounting principle						9,399

Effect of change in accounting principle						141

Net income						$9,540

13. United States and Canadian accounting policy differences
In accordance with the provisions of the OBCA, issuers that are required to file reports with the Securities and Exchange Commission in the United States are allowed to file financial statements under United States GAAP to meet their continuous disclosure obligations in Canada. Vitran has included a reconciliation highlighting the material differences between its consolidated financial statements prepared in accordance with United States GAAP compared to its consolidated financial statements prepared in accordance with Canadian GAAP below. This disclosure is required for a finite period of time under the Ontario Securities Commission regulations, subsequent to the adoption of United States GAAP. Prior to 2006 Vitran prepared its consolidated financial statements in accordance with Canadian GAAP with a reconciliation to United States GAAP.
(a) Consolidated reconciliation of net income and shareholders’ equity
Net Income and Shareholders’ equity reconciled to Canadian GAAP are as follows:

	Net income		Net Income		Shareholders’ equity
	Three months ended		Six months ended
	2007	2006	2007	2006	2007	2006

Balance as at June 30, based on United States GAAP	$5,533	$5,776	$8,920	$9,540	$186,383	$151,507
Effect of change in accounting principle (i)	—	—	—	(141)	(141)	(141)
Foreign exchange adjustment (ii)	(631)	—	(714)	—	144	858
Unrealized foreign exchange loss on derivative instrument	—	—	—	—	(101)	(101)
Accumulated other comprehensive income adjustment (ii)	—	—	—	—	(43)	(757)

Balance as at June 30, based on Canadian GAAP	$4,902	$5,776	$8,206	$9,399	$186,242	$151,366

13. United States and Canadian accounting policy differences (continued)
(i)	The adoption of SFAS 123(R) – Share-Based Payments only applies to United States GAAP. Therefore, the effect of a change in accounting principle does not impact Canadian GAAP net income or shareholders’ equity.

(ii)	The Company had a foreign exchange loss of $0.6 million and $0.7 million for the three months and six months ended June 30, 2007, respectively, that did not represent a substantially complete liquidation of a foreign operation in the current period. In previous years, the Company had foreign exchange gains of $0.9 million that did not represent a substantially complete liquidation of a foreign operation. Under Canadian GAAP these gains and losses were recognized upon the transfer into income of the related cumulative translation adjustment. Under United States GAAP, there is no reduction of the cumulative translation adjustment account. Retained earnings under Canadian GAAP is increased $0.8 million with a corresponding decrease to the cumulative translation adjustment included in accumulated other comprehensive income.
Earnings per share

	Three months	Three months	Six months	Six months
	Ended	Ended	Ended	Ended
	June 30, 2007	June 30, 2006	June 30 2007	June 30, 2006

Earnings per share
Canadian GAAP
Basic	$0.36	$0.45	$0.61	$0.74
Diluted	$0.36	$0.45	$0.60	$0.73

	Three months	Three months	Six months	Six months
	Ended	Ended	Ended	Ended
	June 30, 2007	June 30, 2006	June 30 2007	June 30, 2006

Weighted average number of shares:
Basic	13,463,374	12,732,644	13,450,790	12,692,582
Potential exercise of stock options	198,093	232,117	205,975	258,091
Diluted	13,661,467	12,964,761	13,656,765	12,950,673

(b)	Derivative accounting

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

On January 1, 2007, the Company adopted CICA 3855, Financial Instruments – Recognition and Measurement. Management evaluated the effect of the standard on the consolidated financial statements and concluded that the Company does not have a difference between United States and Canadian GAAP upon adoption of the standard.

(c)	Comprehensive income

On January 1, 2007 the Company adopted CICA 1530, Comprehensive Income, in accordance with the appropriate provisions of the standard. The Company reports comprehensive income as part of its United States GAAP reporting, therefore, the adoption of this standard eliminates this presentation difference between United States and Canadian GAAP. However, there may be measurement differences between comprehensive income under United States and Canadian GAAP.
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

OVERVIEW
With the North American economy remaining sluggish, the second quarter of 2007 continued to be another difficult operating environment. Nonetheless the Company posted record second quarter revenue and income from operations. Revenue improved 37.6% to $170.1 million and income from operations improved 11.6% to $9.1 million compared to the 2006 second quarter primarily due to the October 2, 2006 acquisition of PJAX Freight System (“PJAX”). Hence Vitran’s LTL segment posted the most significant increases in revenue and income from operations of 43.2% and 12.0% respectively. For the 2007 six-month period revenue and income from operations exceeded the 2006 six-month period by 35.8% and 12.1% respectively.
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
CONSOLIDATED RESULTS
The following table summarizes the Consolidated Statements of Income for the periods ended June 30:

	For the three months ended June 30			For the six months ended June 30
(in thousands)	2007	2006	2007 vs 2006	2007	2006	2007 vs 2006

Revenue	$170,144	$123,641	37.6%	$324,280	$238,768	35.8%
Operating expenses	140,780	101,307	39.0%	269,236	198,428	35.7%
SG&A expenses	15,283	11,737	30.2%	30,382	22,480	35.2%
Other expenses (income)	(101)	(40)	152.5%	(72)	(156)	(53.8%)
Depreciation and amortization	5,109	2,509	103.6%	10,054	4,916	104.5%
Income from operations	9,073	8,128	11.6%	14,680	13,100	12.1%
Interest expense, net	2,115	171	1,136.8%	4,179	347	1,104.3%

Net income	5,533	5,776	(4.2%)	8,920	9,540	(6.5%)

Earnings per share:
Basic –net income	$0.41	$0.45		$0.66	$0.75
Diluted –net income	$0.41	$0.45		$0.65	$0.74

Operating Ratio(1)	94.7%	93.4%		95.5%	94.5%

Revenue increased 37.6% to $170.1 million for the second quarter of 2007 compared to $123.6 million in the second quarter of 2006. Revenue in the LTL, Logistics and Truckload segments increased 43.2%, 9.5% and 1.6%, respectively. For the six months ended June 30, 2007 revenue increased 35.8% to $324.3 million compared to $238.8 million for the same period in 2006. The consolidated results were achieved by revenue increases in the LTL, Logistics and Truckload segments of 41.5%, 6.2% and 0.9% respectively. Revenue increases in the LTL segment for the quarter and six month period ended June 30, 2006 benefited from the acquisition of PJAX on October 2, 2006. Detailed explanations for the improvement in revenue are discussed below in the “Segmented Results”.
Income from operations for the 2007 second quarter improved 11.6% to $9.1 million compared to $8.1 million in the second quarter of 2006. The LTL and Logistics segments recorded quarter over prior-year quarter improvements in income from operations of 12.0% and 15.2% respectively offsetting the decline of 23.6% at the Truckload segment. As a result, the Company posted a consolidated operating ratio of 94.7% for the second quarter of 2007 compared to 93.4% for the second quarter of 2006. For the six months ended June 30, 3007 income from operations increased 12.1% to $14.7 million compared to $13.1 million for the same period in 2006, resulting in a consolidated operating ratio of 95.5% in 2007 compared to 94.5% in 2006. Detailed explanations for the fluctuation in income from operations are discussed below in “Segmented Results”.
Selling, general and administrative expenses (“SG&A”) increased 30.2% to $15.3 million in the second quarter compared to $11.7 million in the second quarter of 2006. For the six month period ended June 30, 2007 SG&A increased 35.2% to $30.4 million compared to $22.5 for the same period a year ago. The increase for the both the quarter and six-month period can primarily be attributed to the additional SG&A expenses related to the acquisition of PJAX, not included in the 2006 comparative figures. The remainder of the increase can be attributed to increased share-based compensation expense and healthcare costs. Furthermore, with the addition of PJAX and the increase in on-going compensation-related expenses, SG&A should continue to be higher than the prior year periods.
The Company incurred interest expense of $2.1 million in the second quarter of 2007 compared to $0.2 million in the second quarter of 2006. Due to the October 2, 2006 acquisition of PJAX the Company’s total debt was $115.4 million at June 30, 2007 compared to the $9.6 million of debt at the end of the 2006 second quarter. Compared to December 31, 2006 total debt increased $6.5 million representing $7.8 million of principle payments and $13.9 million in new debt to finance additional payments related to the PJAX acquisition and capital asset purchases. Total debt at June 30, 2007 consisted of $17.9 million drawn on the Company’s $80.0 million revolving credit facilities, $77.4 million of term debt and $20.1 million of capital leases.
Income tax expense for the second quarter of 2007 was $1.4 million compared to $2.2 million for the same quarter a year ago. The effective tax rate was 20.5% for the second quarter of 2007 compared to 27.4% for the second quarter in 2006. For the six months ended June 30, 2006 the effective tax rate was 15.1% compared to 26.3% for the same period a year ago. The decline in the income tax expense is primarily due a decline in earnings before tax and a decline in the effective tax rate. The decline in the effective rate can be attributed to an increase in a higher proportion of income being earned in lower tax foreign jurisdictions. Should the Company’s earnings before income tax increase in subsequent quarters, the quarterly effective tax rate should also increase.
Net income before cumulative effect of change in accounting principle decreased by 4.2% to $5.5 million for the 2007 second quarter compared to $5.8 million for the same quarter in 2006. This resulted in basic and diluted earnings per share before cumulative effect of change in accounting principle of $0.41 for the second quarter of 2007 compared to basic and diluted earnings per share of $0.45 for the second quarter of 2006. The weighted average number of shares for the current quarter was 13.5 million basic and 13.7 million diluted compared to 12.7 million basic and 13.0 million diluted shares in the second quarter of 2006. For the six months ended June 30, 2007 net income before cumulative effect of a change in accounting principle decreased 5.1% to $8.9 million compared to $9.4 million in the same period a year ago. This resulted in basic and diluted earnings per share before change in cumulative effect of change in accounting principle of $0.66 and $0.65, respectively for the 2007 six-month period, compared to basic and diluted earnings per share of $0.74 and $0.73 in the same period in 2006. The weighted average number of shares for the six month period of 2007 was 13.5 million basic and 13.7 million diluted shares compared to 12.7 million basic and 13.0 million diluted shares in the six-month period of 2006.
On January 1, 2006, the Company adopted SFAS 123(R), “Share-Based Payment”, using the modified prospective transition method. In accordance with the standard the Company recognized $0.1 million of income as cumulative effect of change in accounting principle in the first quarter of 2006.
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
SEGMENTED RESULTS
Less-Than-Truckload (LTL)
The table below provides summary information for the LTL segment for the periods ended June 30:

	For the three months ended June 30			For the six months ended June 30
(in thousands)	2007	2006	2007 vs 2006	2007	2006	2007 vs 2006

Revenue	$150,615	$105,213	43.2%	$286,772	$202,636	41.5%
Income from operations	9,002	8,039	12.0%	15,232	13,107	16.2%
Operating ratio	94.0%	92.4%		94.7%	93.5%

	For the three months ended June 30			For the six months ended June 30
(in thousands)	2007	2006	2007 vs 2006	2007	2006	2007 vs 2006

Number of shipments (2)	1,085,565	687,120	58.0%	2,079,241	1,351,650	53.8%
Weight (000s of lbs) (3)	1,555,693	1,100,523	41.4%	3,023,539	2,144,103	41.0%
Revenue per shipment (4)	$138.71	$153.12	(9.4%)	$137.92	$149.92	(8.0%)
Revenue per hundredweight (5)	$9.68	$9.56	1.3%	$9.48	$9.45	0.3%

Revenue in the LTL segment increased significantly, 43.2 % to $150.6 million, in the second quarter of 2007 compared to $105.2 million in the same period a year ago. The results of the LTL segment were positively impacted by the acquistion of PJAX on October 2, 2006 and the launch of the new inter-regional service between the Central States and the West Coast which represented 2.2% of the LTL segment’s 2007 second quarter revenue. In addition, revenue growth in the cross border service offering improved 28.5% for the 2007 second quarter compared to the same period a year ago. However, these improvements were mitigated by the continued sluggishness of the North American economy. The LTL segment’s shipments, tonnage and revenue per hundredweight increased 58.0%, 41.4% and 1.3%, respectively in the 2007 second quarter compared to the 2006 second quarter. Excluding PJAX, revenue per hundredweight increased 6.1% in the second quarter of 2007 compared to the same period a year ago. Therefore the operating ratio for the 2007 second quarter was 94.0% compared to 92.4% in 2006 second quarter.
The results for the 2007 six-month period ended June 30, 3007 were predominantly impacted by the addition of PJAX, which was not included in the 2006 six-month comparative figures. Cross border revenue increase 18.3% for the 2007 six-month period compared to the same period a year ago. Consequently revenue and income from operations increased 41.5% and 16.2% respectively for the six-month period ended June 30, 2007 compared to the same period a year ago. For the 2007 six-month period ended June 30, 2007 the operating ratio was 94.7% compared to 93.5% for the 2006 six-month period.
Logistics
The table below provides summary information for the Logistics segment for the periods ended June 30:

	For the three months ended June 30			For the six months ended June 30
(in thousands)	2007	2006	2007 vs 2006	2007	2006	2007 vs 2006

Revenue	$11,225	$10,251	9.5%	$20,888	$19,663	6.2%
Income from operations	735	638	15.2%	1,175	1,152	2.0%
Operating Ratio	93.4%	93.8%		94.4%	94.1%

Revenue for the Logistics segment improved 9.5% and income from operations increased 15.2% for the second quarter of 2007 compared to the same period in 2006. The increase in income from operations was primarily attributable to The Supply Chain Unit completing the facility preparation it started in the first quarter for two new clients that commenced this quarter. The Supply Chain Unit is currently operating near 100% capacity within its 576,000 square feet under management. The Brokerage Unit was impacted by the continued slowdown in the economy but revenue and income from operations were only slightly down from the prior year second quarter. For the six-month period of 2007, revenue and income from operations increased 6.2% and 2.0% compared to the same period a year ago. Revenue and income from operations should increase as additional clients are scheduled to commence in the third quarter of 2007 within the Supply Chain Unit.
Truckload
The table below provides summary information for the TL segment for the periods ended June 30:

	For the three months ended June 30			For the six months ended June 30
(in thousands)	2007	2006	2007 vs 2006	2007	2006	2007 vs 2006

Revenue	$8,304	$8,177	1.6%	$16,620	$16,469	0.9%
Income from operations	405	530	(23.6%)	700	940	(25.5%)
Operating Ratio	95.1%	93.5%		95.8%	94.3%

Revenue in the Truckload segment improved 1.6% to $8.3 million for the second quarter of 2007 compared to $8.2 million in the second quarter of 2006. Revenue per mile(6) was flat but was offset by the 4.1% increase in shipments compared to the 2006 second quarter. Income from operations declined $0.1 million as a result of a 14.0% increase in empty miles and an increase in insurance-related expenses. Consequently the Truckload segment posted an operating ratio of 95.1% in the second quarter of 2007 compared to 93.5% for the second quarter of 2006. Revenue for the six-month period of 2007 was up 0.9% compared to the same period of 2006, while income from operations declined 25.5% due to 10.5% increase in empty miles for the six month period.
LIQUIDITY AND CAPITAL RESOURCES
Cash flow from operations before working capital changes for the six-month period increased to $22.0 million compared to $15.1 million in the 2006 six-month period. The growth is attributable to increases in deferred tax expense and depreciation and amortization expense. Non-cash working capital changes consumed $5.8 million in the first six months of 2007 compared to contributing $0.4 million for the same period a year ago. Accounts receivable increased at June 30, 2007 compared to December 31, 2006 due to higher revenue. Average days sales outstanding was 38.1 days compared to 37.7 days for the Company compared to December 31, 2006. Accounts payable and accrued liabilities increased compared to December 31, 2006 due to the timing of payments.
Interest-bearing debt was $115.4 million at June 30, 2007 consisting of $77.4 million of term debt, capital leases of $20.1 million and $17.9 million drawn under the revolving credit facility. At the end of 2006 interest-bearing debt was $108.9 million consisting of $81.9 million of term debt, capital leases of $19.7 million and $7.2 million drawn under the revolving credit facility. For the six months ended June 30, 2007 quarter the Company repaid $4.5 million of term debt and $3.3 million of capital leases and borrowed $10.1 million on the revolving credit facility as well as $3.7 million of new capital leases. At June 30, 2007 the Company had $43.7 million of unused credit facilities, net of outstanding letters of credit.
Capital expenditures amounted to $10.6 million for the second quarter of 2007 and were funded out of operating cash flows, the revolving credit facilities and new capital leases. The majority of capital expenditures were for rolling stock and the construction of the new LTL service centre in Toronto, Ontario. Tractor and trailer additions for the six months were primarily for replacement purposes. The table below sets forth the Company’s capital expenditures for the three and six month periods ended June 30, 2007.

	For the three months ended June 30		For the six months ended June 30
(in thousands, unaudited)	2007	2006	2007	2006

Real Estate and buildings	$2,429	$6,746	$5,675	$6,757
Tractors	5,343	548	5,343	832
Trailing fleet	1,717	1,629	2,686	2,447
Information technology	403	171	572	530
Leasehold improvements	14	37	32	56
Other equipment	704	520	852	907

Total	$10,610	$9,651	$15,160	$11,529

Management estimates that cash capital expenditures, excluding real estate additions for the remainder of 2007 will be between $7.0 million and $14.0 million the majority of which will be for tractors and trailing fleet. Real estate additions, the majority of which will be for the construction of the new Toronto service centre, will be approximately $8.0 million. The Company also anticipates entering into operating leases to fund the acquisition of equipment with a capital cost of between $1.5 million and $4.0 million. The Company expects to finance its capital requirements with cash flow from operations, and if required, its $43.7 million of unused credit facilities.
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

The following table summarizes our significant contractual obligations and commercial commitments as of June 30, 2007:

(in thousands of dollars)		Payments due by period
Contractual Obligations	Total	2007	2008 & 2009	2010 & 2011	Thereafter

Long-term debt (LIBOR 4.74% to 7.20%)	$77,420	$4,510	$72,106	$804	$	Nil
Revolving credit facilities	17,879	Nil	17,879	Nil		Nil
Capital lease obligations	20,143	3,709	10,730	4,530		1,174
Amount due to vendors of acquisitions	1,980	1,980	Nil	Nil		Nil

Sub-total	117,422	10,199	100,715	5,334		1,174
Operating leases	32,973	7,802	16,316	6,650		2,205

Total Contractual Obligations	$150,395	$18,001	$117,031	$11,984		$3,379

In addition to the above-noted contractual obligations, the Company, as at June 30, 2007, utilized the revolving credit facilities for standby letters of credit of $18.4 million. The letters of credit are used as collateral for self-insured retention of insurance claims.
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
OUTLOOK
The second quarter of 2007 proved to be another challenging quarter as the continued sluggishness of the general economy impacted the operating results of all segments. The LTL segment expanded its revenue and income from operations with the addition of PJAX on October 2, 2006. PJAX continued to operate at expected levels and contributed to the second quarter growth.
For the remainder of 2007, LTL marketing initiatives will concentrate on expanding regional, inter-regional and transborder service offerings. The U.S. LTL business unit will focus on IT systems integration that will augment the inter-regional marketing initiative. Upon completion of the IT system integration, operating management will focus on terminal level redundancy, linehual optimization and dock efficiencies. The Canadian LTL business unit will complete the construction of its new Toronto service centre in the second half of 2007 and then focus on service centre efficiencies. The Logistics segment will continue to make progress developing new accounts that will expand revenue and income from operations.
Lastly the Company remains committed to its objective to expand or acquire into new regional markets to complete its LTL footprint in North America.
See “Forward-Looking Statements” for a more complete discussion of potential risks and uncertainties that could materially affect the Company’s future performance.

QUARTERLY RESULTS

U.S. GAAP
(thousands of dollars	2007	2007	2006	2006	2006	2006	2005	2005
except per share amounts)	Q2	Q1	Q4	Q3	Q2	Q1	Q4	Q3

Revenue	$170,144	$154,136	$153,779	$121,512	$123,641	$115,127	$112,975	$116,226
Income from operations	9,073	5,607	8,143	6,797	8,128	4,972	6,937	7,647
Net Income	5,533	3,387	4,974	4,885	5,776	3,764	5,012	5,376
Earnings per share:
Basic	$0.41	$0.25	$0.37	$0.38	$0.45	$0.30	$0.40	$0.43
Diluted	0.41	0.25	0.37	0.38	0.45	0.29	0.39	0.42
Weighted average number of shares:
Basic	13,463,374	13,438,065	13,413,153	12,744,936	12,732,644	12,652,075	12,618,416	12,584,358
Diluted	13,661,467	13,651,872	13,624,031	12,966,835	12,964,761	12,934,751	12,930,661	12,921,695

Canadian GAAP (7)
(thousands of dollars	2007	2007	2006	2006	2006	2006	2005	2005
except per share amounts)	Q2	Q1	Q4	Q3	Q2	Q1	Q4	Q3

Revenue	$170,144	$154,136	$153,779	$121,512	$123,641	$115,127	$112,975	$116,226
Income from operations	8,442	5,524	8,143	6,797	8,128	4,972	6,937	7,647
Net Income	4,902	3,304	4,974	4,885	5,776	3,623	5,012	5,376
Earnings per share:
Basic	$0.36	$0.25	$0.37	$0.38	$0.45	$0.29	$0.40	$0.43
Diluted	0.36	0.24	0.37	0.38	0.45	0.28	0.39	0.42
Weighted average number of shares:
Basic	13,463,374	13,438,065	13,413,153	12,744,936	12,732,644	12,652,075	12,618,416	12,584,358
Diluted	13,661,467	13,651,872	13,624,031	12,966,835	12,964,761	12,934,751	12,930,661	12,921,695

Definitions of non-GAAP measures:
(1)	Operating ratio (“OR”) is a non-GAAP financial measure which does not have any standardized meaning prescribed by GAAP. OR is the sum of operating expenses, selling, general and administrative expenses, other expenses (income), and depreciation and amortization expense, divided by revenue. OR allows management to measure the Company and its various segments’ operating efficiency. OR is a widely recognized measure in the transportation industry which provides a comparable benchmark for evaluating the Company’s performance compared to its competitors. Investors should also note that the Company’s presentation of OR may not be comparable to similarly titled measures by other companies. OR is calculated as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2007	2006	2007	2006

Operating expenses	$140,780	$101,307	$269,236	$198,428
Selling, general and administrative expenses	15,283	11,737	30,382	22,480
Other expenses (income)	(101)	(40)	(72)	(156)
Depreciation and amortization expense	5,109	2,509	10,054	4,916

	$161,071	$115,513	$309,600	$225,668
Revenue	$170,144	$123,641	$324,280	$238,768

Operating ratio (“OR”)	94.7%	93.4%	95.5%	94.5%

(2)	A shipment is a single movement of goods from a point of origin to its final destination as described on a bill of lading document.

(3)	Weight represents the total pounds shipped.

(4)	Revenue per shipment represents revenue divided by the number of shipments.

(5)	Revenue per hundredweight is the price obtained for transporting 100 pounds of LTL freight from point to point, calculated by dividing the revenue for an LTL shipment by the hundredweight (weight in pounds divided by 100) for a shipment.

(6)	Revenue per total mile represents revenue divided by the total miles driven.

(7)	Please see Note 13 to the Interim Consolidated Financial Statements for differences between United States and Canadian GAAP.

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

(in thousands of dollars)		Payments due by period
Long-term debt	Total	2007	2008 & 2009	2010 & 2011		Thereafter
Variable Rate
Term bank facility	$74,000	$4,000	$70,000	$	Nil	$	Nil
Average interest rate (LIBOR)	7.23%	7.20%	7.20%

Revolving bank facility	9,600	Nil	9,600		Nil		Nil
Average interest rate (LIBOR)	7.20%		7.20%				Nil
Revolving bank facility	8,279	Nil	8,279		Nil		Nil
Average interest rate (CDN BA)	6.40%		6.40%

Fixed Rate
Term bank facility	3,420	510	2,106		804		Nil
Average interest rate	4.74%	4.74%	4.74%		4.74%
Capital lease obligations	20,143	3,709	10,730		4,530		1,174
Average interest rate	6.05%	6.05%	6.05%		6.05%		6.05%

Total	$115,442	$8,219	$100,715		$5,334		$1,174

The Company uses a variable-to-fixed interest rate swap on a $3.4 million term facility outstanding at June 30, 2007. The pay rate on the swap is 2.99% and the average receive rate is the one-month LIBOR rate which is currently 5.30%.
The Company is exposed to foreign currency risk as fluctuations in the United States dollar against the Canadian dollar can impact the financial results of the Company. The Company’s Canadian operations realize foreign currency exchange gains and losses on the United States dollar denominated revenue generated against Canadian dollar denominated expenses. Furthermore, the Company reports its results in United States dollars thereby exposing the results of the Company’s Canadian operations to foreign currency fluctuations. In addition, the Company’s United States dollar debt of $77.9 million is designated as a hedge of the investment in the United States’ self-sustaining foreign operations.
Item 4. Controls and Procedures
a)	As of July 18, 2007, the Chief Executive Officer and the Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures in accordance with Rule 13a-15 under the Exchange Act for the quarter ended June 30, 2007. Based on their evaluation, the Company’s Chief Executive Officer and the Chief Financial Officer concluded that Vitran’s disclosure controls and procedures enable Vitran to record, process, summarize and report in a timely manner the information that we are required to disclose in our Exchange Act reports.

b)	There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 1A. Risk Factors
See Part 1A of the Company’s 2006 Annual Report on Form 10-K.
Item 2. Changes in Securities and Use of Proceeds
On February 13, 2007 Vitran commenced a normal course issuer bid to repurchase up to 670,993 Common Shares by way of open market purchases through the facilities of the Toronto Stock Exchange. The normal course issuer bid expires on February 12, 2008. All shares repurchased are cancelled. The following table summarizes the purchases in the second quarter of 2007:

				Maximum number
			Total number of	of Common Shares
	Number of	Average price paid	Common Shares as	that may yet be
	Common Shares	per Common Share	part of a publicly	purchased under the
Period	purchased	(CAD)	announced plan	plan

Apr. 01 to Apr. 30, 2007	—	—	—	670,993
May 1 to May 31, 2007	—	—	—	670,993
June 1 to June 30, 2007	—	—	—	670,993

Total	—	—	—

Item 3. Defaults Upon Senior Securities — None
Item 4. Submission of Matters to a Vote of Security Holders — None
Item 5. Other Information — None
Item 6. Exhibits and Reports on Form 8-K
Exhibits

Exhibit
Number	Description of Exhibit

31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated July 18, 2007.

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated July 18, 2007.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VITRAN CORPORATION INC.

/s/ SEAN P. WASHCHUK

Sean P. Washchuk
Date: July 18, 2007	Vice President of Finance and
Chief Financial Officer
(Principle Financial Officer)

/s/ FAYAZ D. SULEMAN

Fayaz D. Suleman
Date: July 18, 2007	Corporate Controller
(Principle Accounting Officer)