Form 10-Q
period 2007-09-30
VITRAN CORP INC
filed 2007-10-30
CIK 946823

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTER ENDED SEPTEMBER 30, 2007
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
The number of shares of common stock outstanding at October 22, 2007 was 13,478,359.

Part I. Financial Information
Item 1: Financial Statements
VITRAN CORPORATION INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands of United States dollars except for per share amounts)

	Three months	Three months	Nine months	Nine months
	Ended	Ended	Ended	Ended
	Sept 30, 2007	Sept 30, 2006	Sept 30, 2007	Sept 30, 2006

Revenue	$171,927	$121,512	$496,207	$360,280
Operating expenses	145,457	101,189	414,693	299,617
Selling, general and administrative expenses	15,633	11,195	46,015	33,675
Other income	(53)	(248)	(125)	(404)
Depreciation and amortization expense	5,321	2,579	15,375	7,495

Total operating expenses	166,358	114,175	475,958	340,383

Income from operations before undernoted	5,569	6,797	20,249	19,897
Interest expense, net	2,325	274	6,504	621

Income from operations before income taxes	3,244	6,523	13,745	19,276
Income taxes	123	1,638	1,704	4,992

Net income before cumulative effect of change in accounting principle	3,121	4,885	12,041	14,284

Cumulative effect of a change in accounting principle	—	—	—	141

Net income	$3,121	$4,885	$12,041	$14,425

Earnings per share (note 10):
Basic — net income before cumulative effect of change in accounting principle	$0.23	$0.38	$0.89	$1.12
Basic — cumulative effect of change in accounting principle	—	—	—	0.01

Basic — net income	$0.23	$0.38	$0.89	$1.13

Diluted — net income before cumulative effect of change in accounting principle	$0.23	$0.38	$0.88	$1.10
Diluted — cumulative effect of change in accounting principle	—	—	—	0.01

Diluted — net income	$0.23	$0.38	$0.88	$1.11

Weighted average number of shares:
Basic	13,475,685	12,744,936	13,459,180	12,710,225
Diluted	13,668,819	12,966,835	13,660,723	12,956,661

See accompanying notes to consolidated financial statements

VITRAN CORPORATION INC.
CONSOLIDATED BALANCE SHEETS
(In thousands of United States dollars)

	Sept 30, 2007	Dec 31, 2006
	(Unaudited)	(Audited)

Assets	`
Current assets:
Cash and cash equivalents	$3,819	$1,454
Accounts receivable	81,419	66,051
Inventory, deposits and prepaid expenses	10,122	10,796
Income and other taxes receivable	1,481	—
Deferred income taxes	3,776	1,720

	100,617	80,021
Property and equipment	163,195	145,129
Intangible assets	14,205	15,888
Goodwill (note 5)	119,811	117,146
Other	—	150

	$397,828	$358,334

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$75,650	$67,916
Income and other taxes payable	—	1,275
Current portion of long-term debt (note 6)	16,919	15,724

	92,569	84,915
Long-term debt (note 6)	103,263	93,139
Other	3,003	—
Deferred income taxes	9,547	6,983

Shareholders’ equity:
Common shares, no par value, unlimited authorized, 13,478,359 and 13,419,859 issued and outstanding at September 30, 2007 and December 31, 2006, respectively	77,484	76,913
Additional paid-in capital	2,159	1,607
Retained earnings	102,974	90,933
Accumulated other comprehensive income	6,829	3,844

	189,446	173,297

	$397,828	$358,334

Contingent liabilities (note 11)
See accompanying notes to consolidated financial statements.

VITRAN CORPORATION INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

					Accumulated
			Additional		other	Total
	Common shares		Paid-in	Retained	comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	income	Equity

December 31, 2006	13,419,859	$76,913	$1,607	$90,933	$3,844	$173,297
Shares issued upon exercise of employee stock options	58,500	571	(168)			403
Net income				12,041		12,041
Other comprehensive income					2,985	2,985
Share based compensation			720			720

September 30, 2007	13,478,359	$77,484	$2,159	$102,974	$6,829	$189,446

					Accumulated
			Additional		other	Total
	Common shares		Paid-in	Retained	comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	income	Equity

December 31, 2005	12,647,636	$63,604	$956	$71,553	$3,689	$139,802
Shares issued upon exercise of employee stock options	97,300	526	(47)			479
Net income				14,425		14,425
Other comprehensive income					1,386	1,386
Share based compensation			627			627
Cumulative effect of change in accounting principle			(141)			(141)

September 30, 2006	12,744,936	$64,130	$1,395	$85,978	$5,075	$156,578

VITRAN CORPORATION INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands of United States dollars)

	Three months	Three months	Nine months	Nine months
	Ended	Ended	Ended	Ended
	Sept 30, 2007	Sept 30, 2006	Sept 30, 2007	Sept 30, 2006

Cash provided by (used in):

Net income	$3,121	$4,885	$12,041	$14,425
Items not involving cash from operations
Depreciation and amortization expense	5,321	2,579	15,375	7,495
Deferred income taxes	(2,608)	1,019	(13)	1,591
Share-based compensation expense	261	218	720	627
Gain on sale of property and equipment	(53)	(248)	(125)	(404)
Cumulative effect of change in accounting principle	—	—	—	(141)
Change in non-cash working capital components	4,461	551	(1,302)	997

	10,503	9,004	26,696	24,590
Investments:
Purchase of property and equipment	(5,458)	(9,216)	(16,878)	(20,745)
Proceeds on sale of property and equipment	74	509	312	2,063
Additional payments due to acquisition of subsidiary	—	—	(6,921)	—
Acquisition of business assets	—	—	—	(2,251)

	(5,384)	(8,707)	(23,487)	(20,933)
Financing:
Change in revolving credit facility	3,468	18,015	13,590	15,030
Proceeds from long-term debt	—	70,500	—	70,500
Repayment of long-term debt	(2,255)	(9)	(6,765)	(1,961)
Financing costs	(642)	—	(642)	—
Repayment of capital leases	(1,858)	—	(5,172)	—
Issue of common shares upon exercise of stock options	196	—	403	479

	(1,091)	88,506	1,414	84,048
Effect of translation adjustment on cash	(1,256)	87	(2,258)	(90)

Increase in cash position	2,772	88,890	2,365	87,615
Cash position, beginning of period	1,047	13,317	1,454	14,592

Cash position, end of period	$3,819	$102,207	$3,819	$102,207

Change in non-cash working capital components:
Accounts receivable	$(2,004)	$(240)	$(15,368)	$(6,669)
Inventory, deposits and prepaid expenses	233	(2,219)	1,316	(503)
Income and other taxes receivable/payable	2,866	495	(3,121)	593
Accounts payable and accrued liabilities	3,066	2,425	13,482	7,576
Other liabilities	300	—	2,389	—

	$4,461	$551	$(1,302)	$997

Non-cash supplemental cash flow information:
Capital lease additions	$4,561	—	$8,301	—

See accompanying notes to consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands of United States dollars except for per share amounts)
1. Accounting Policies
The interim consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles with a reconciliation to Canadian generally accepted accounting principles in note 14. The Ontario Business Corporations Act (“OBCA”) regulations allow issuers that are required to file reports with the Securities and Exchange Commission in the United States to file financial statements under United States GAAP to meet their continuous disclosure obligations in Canada. Prior to 2006, Vitran Corporation Inc. (“Vitran” or “the Company”) prepared its consolidated financial statements in accordance with Canadian GAAP with a reconciliation to United States GAAP. The interim consolidated financial statements do not contain all the disclosures required by United States and Canadian generally accepted accounting principles. The interim consolidated financial statements have been prepared in accordance with instructions to Quarterly Report on Form 10-Q. The interim consolidated financial statements should be read in conjunction with the Company’s 2006 Annual Report and the 2006 Annual Report on Form 10-K with emphasis on Note 17 which describes the differences between United States and Canadian GAAP. The interim consolidated financial statements follow the same accounting principles and methods of application as the most recent annual consolidated financial statements as there are no material differences in the Company’s accounting policies between United States and Canadian GAAP at September 30, 2007 other than as denoted in note 14.
These unaudited consolidated interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair presentation of the results of the interim period presented. Operating results for the three and nine month period ended September 30, 2007 are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 2007.
All amounts in these consolidated interim financial statements are expressed in United States dollars, unless otherwise stated.
2. New Accounting Pronouncements
FSP FIN 48-1 “Definition of Settlement in FASB Interpretation No. 48” amends FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” to provide guidance on how an enterprise should determine where a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The FSP is to be adopted upon initial adoption of FIN 48 with retroactive treatment if required. The Company adopted FIN 48 January 1, 2007, consistent with the provisions of the FSP.
SFAS Statement 159 “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of SFAS Statement 115” permits entities to choose to measure many financial instruments and certain warranty and insurance contracts at fair value on a contract-by-contract basis. SFAS Statement 159 will be adopted January 1, 2008, as required by the statement. The requirements of SFAS Statement 159 are not expected to have an effect on the Company’s consolidated financial statements.
SFAS Statement 157, Fair Value Measurements, defines fair values, establishes a framework for measuring fair value in GAAP, and requires enhanced disclosures about fair value measurements. This statement applies when other accounting pronouncements require or permit fair value measurements. SFAS Statement 157 will be adopted January 1, 2008 as required by the statement.
EITF 06-11 “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards”, requires that the tax benefit received on dividends associated with share-based awards that are charged to retained earnings should be recorded in additional paid-in capital and included in the pool of excess tax benefits available to absorb potential future tax deficiencies on share-based payment awards. EITF 06-11 will be adopted January 1, 2008 as required by the guidance. The requirement of EITF 06-11 will not have an effect on the Company’s consolidated financial statements.

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
For reporting purposes, the results of the Canadian operations are translated into United States dollars using the current rate method. Under this method, all assets and liabilities are translated at the period-end rate of exchange and all revenue and expense items are translated at the average rate of exchange for the period. The resulting translation adjustment is recorded as a separate component of shareholders’ equity. United States dollar debt of $75.9 million is designated as a hedge of the investment in the United States dollar functional operations, such that related transaction gains and losses are recorded in the separate component of shareholders’ equity.
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
The following pro forma financial information reflects the results of operations of Vitran as if the acquisition of PJAX had taken place on January 1, 2005. The pro forma financial information is not necessarily indicative of the results as it would have been if the acquisition had been effected on the assumed date and is not necessarily indicative of future results:

	Three months	Nine months
	Ended	Ended
	Sept 30, 2006	Sept 30, 2006

Pro forma revenue	$165,536	$491,643
Pro forma net income	204	11,071
Pro forma diluted earnings per share	$0.00	$0.81

5. Goodwill

Goodwill

Balance at December 31, 2006	$117,146
Foreign exchange on CDN$denominated goodwill	1,492
Adjustment to goodwill (note 4)	1,173

Balance at September 30, 2007	$119,811

The Company annually compares the implied fair value of its reporting units to the carrying value to determine if an impairment loss has occurred. The fair value based test involves assumptions regarding long-term future performance of the reporting units, fair value of the assets and liabilities, cost of capital rates, capital re-investment and other assumptions. Actual recovery of goodwill could differ from these assumptions based on the market conditions and other factors. In the event goodwill is determined to be impaired a charge to earnings would be required. As at September 30, 2007, the Company completed its annual goodwill impairment test and concluded that there was no impairment.

6. Long-term debt:

	Sept 30, 2007	Sept 30, 2006

Term bank credit facilities (a)	$61,165	$80,000
Revolving credit facility (b)	36,166	18,015
Capital leases (c)	22,851	53

	120,182	98,068

Less current portion	16,919	8,053

	$103,263	$90,015

(a)	The term bank credit facility is secured by accounts receivable and general security agreements of the Company and of all its subsidiaries.

As at July 31, 2007 the Company refinanced its term debt under a new credit agreement to provide a $60 million term credit facility maturing July 31, 2012. The Company had $58.0 million bearing interest at 6.31%, outstanding under the term facility at September 30, 2007. The provisions of the term facility impose certain financial maintenance tests. At September 30, 2007 the Company was in compliance with these financial maintenance tests.

The Company had an additional $3.2 million, bearing interest at 4.74%, outstanding under a separate term credit facility maturing on September 30, 2010. This term credit facility was assumed as part of the acquisition of PJAX on October 2, 2006.

(b)	At July 31, 2007 the Company refinanced its revolving debt to provide up to $100 million, maturing July 31, 2012. The Company had $36.2 million, bearing interest at 5.94% to 6.45%, outstanding at September 30, 2007. The provisions of the revolving facility impose certain financial maintenance tests. At September 30, 2007 the Company was in compliance with these financial maintenance tests.

(c)	As part of the PJAX acquisition the Company assumed capital leases $21.3 million of which $14.8 million were outstanding at September 30, 2007. During 2007 the Company financed certain equipment by entering into additional capital leases of $8.3 million.
At September 30, 2007, the required future principal repayments on all long-term debt and capital leases are as follows:

Year ending December 31:
2007	$4,329
2008	16,567
2009	15,984
2010	16,305
2011	18,934
Thereafter,	48,063

$120,182

7. Income Taxes
The Company adopted the provisions of FASB interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. The implementation of Interpretation 48 did not result in a change in the estimated liability for unrecognized tax benefits at January 1, 2007. At September 30, 2007, the Company had unrecognized tax benefits of approximately $2.7 million, of which an estimated $2.2 million if recognized would have an impact on the effective tax rate. For the nine months ended September 30, 2007, the amount of unrecognized tax benefit decreased $0.2 million due to the lapse of the statute of limitations for a particular tax position and increased $0.4 million as a result of tax positions taken in the current and prior periods. The remaining increase is due to foreign exchange on the Canadian dollar denominated unrecognized tax benefits.
The Company recognizes interest and penalties related to unrecognized tax benefits in the tax provision. For the three and nine month periods ended September 30, 2007 and September 30, 2006, the Company did not recognize a material amount of interest and penalties. As at September 30, 2007, the Company had approximately $0.6 million accrued for interest and penalties.
The Company and its subsidiaries file income tax returns in U.S. and Canadian federal jurisdictions, and various states, provinces and foreign jurisdictions. The Internal Revenue Service (“IRS”) and Canada Revenue Agency (“CRA”) have in 2007 commenced examinations of the 2003, 2004 and 2005 income tax returns. The examinations are expected to be completed by 2008. These audits may impact the Company’s unrecognized tax benefits in the next 12 months; however, the estimated financial outcome is indeterminable at this time. Overall, the years 1999 to 2006 remain open to examination by tax authorities.
8. Stock Option Plan
Under the Company’s stock option plan, options to purchase Common Shares of the Company may be granted to key employees, officers and directors of the Company and its affiliates by the Board of Directors or by the Company’s Compensation Committee. There are 820,200 options outstanding under the plan. The term of each option is ten years and the vesting period is five years. The exercise price for options is the trading price of the Common Shares of the Company on the Toronto Stock Exchange on the day of the grant.
The fair value of each stock option granted was estimated using the Black-Scholes fair value option-pricing model with the following assumptions:

	Nine months	Nine months
	Ended	Ended
	Sept 30, 2007	Sept 30, 2006

Options granted	115,000	102,500
Risk-free interest rate	4.20%	4.19%
Dividend yield	—	—
Volatility factor of the future expected market price of the Company’s common shares	31.76%	33.22%
Expected life of the options	6 years	6 years

The weighted average estimated fair value at the date of grant for the options granted during the nine months ended September 30, 2007 was $7.12 (2006 — $7.69) per share.
9. Comprehensive income (loss)
The components of other comprehensive income (loss) such as changes in foreign currency adjustments are required to be added to the Company’s reported net income to arrive at comprehensive net income (loss). Other comprehensive income (loss) items have no impact on the reported net income as presented on the Consolidated Statements of Income.

9. Comprehensive income (loss) (continued)
The following are the components of other comprehensive income, net of income taxes for the three and nine months ended September 30, 2007 and 2006:

	Three months	Three months	Nine months	Nine months
	Ended	Ended	Ended	Ended
	Sept 30, 2007	Sept 30, 2006	Sept 30 2007	Sept 30, 2006

Net Income	$3,121	$4,885	$12,041	$14,425
Translation adjustment	1,752	(32)	3,499	1,386
Interest rate swaps	(489)	—	(514)	—

Other comprehensive income	$1,263	$(32)	$2,985	$1,386

Comprehensive net income	$4,384	$4,853	$15,026	$15,811

10. Computation of Earnings per Share

	Three months	Three months	Nine months	Nine months
	Ended	Ended	Ended	Ended
	Sept 30, 2007	Sept 30, 2006	Sept 30 2007	Sept 30, 2006

Numerator:
Net Income	$3,121	$4,885	$12,041	$14,425

Denominator:
Basic weighted-average shares outstanding	13,475,685	12,744,936	13,459,180	12,710,225
Dilutive Stock options	193,134	221,899	201,543	246,436
Dilutive weighted-average shares outstanding	13,668,819	12,966,835	13,660,723	12,956,661

Basic earnings per share before cumulative effect of change in accounting principle	$0.23	$0.38	$0.89	$1.12
Effect of a change in accounting principle	—	—	—	0.01
Basic earnings per share	$0.23	$0.38	$0.89	$1.13

Diluted earnings per share before cumulative effect of change in accounting principle	$0.23	$0.38	$0.88	$1.10
Effect of a change in accounting principle	—	—	—	0.01
Diluted earnings per share	$0.23	$0.38	$0.88	$1.11

Diluted earnings per share exclude the effect of 559,900 anti-dilutive options.
11. Contingent Liabilities
The Company is subject to legal proceedings that arise in the ordinary course of business. In the opinion of management, the aggregate liability, if any, with respect to these actions will not have a material adverse effect on the consolidated financial position, results of operations or cash flows. Legal costs are expensed as incurred.
12. Risk Management Activities
The Company is exposed to interest rate volatility with regard to existing variable rate debt. The Company has entered into variable-to-fixed interest rate swaps on variable rate term debt and revolving debt. The swaps are accounted for as cash flow hedges. The effective portions of changes in fair value of the interest rate swaps are recorded in Accumulated Other Comprehensive Income and are recognized into earnings when the interest rate swaps affect earnings. Ineffective portions of changes in fair value are recognized into earnings as they occur. At September 30, 2007, the notional amount of the swaps was $71.2 million, with the average pay rate being 4.93% and the average receive rate being 5.19%. The swaps mature at various dates up to December 31, 2011.

13. Segmented Information

Three months ended	Less-than-				Corporate Office	Consolidated
September 30, 2007	truckload	Logistics	Truckload	Total	and Other	Totals

Revenue	$150,283	$13,690	$7,954	$171,927	$—	$171,927
Operating, selling, general and administrative expenses	139,809	12,713	7,256	159,778	1,312	161,090
Other income	53	—	—	53	—	53
Depreciation and amortization	4,840	177	278	5,295	26	5,321

Income (loss) from operations	$5,687	$800	$420	$6,907	$(1,338)	5,569
Interest expense, net						2,325
Income taxes						123

Net income						$3,121

Three months ended	Less-than-				Corporate Office	Consolidated
September 30, 2006	truckload	Logistics	Truckload	Total	and Other	Totals

Revenue	$102,858	$10,419	$8,235	$121,512	$—	$121,512
Operating, selling, general and administrative expenses	94,293	9,379	7,651	111,323	1,061	112,384
Other income	247	—	1	248	—	248
Depreciation and amortization	2,227	111	231	2,569	10	2,579

Income (loss) from operations	$6,585	$929	$354	$7,868	$(1,071)	6,797
Interest expense, net						274
Income taxes						1,638

Net income						$4,885

Nine months ended	Less-than-				Corporate Office	Consolidated
September 30, 2007	truckload	Logistics	Truckload	Total	and Other	Totals

Revenue	$437,055	$34,579	$24,573	$496,207	$—	$496,207
Operating, selling, general and administrative expenses	402,156	32,165	22,675	456,996	3,712	460,708
Other income (loss)	130	—	(5)	125	—	125
Depreciation and amortization	14,109	438	774	15,321	54	15,375

Income (loss) from operations	$20,920	$1,976	$1,119	$24,015	$(3,766)	20,249
Interest expense, net						6,504
Income taxes						1,704

Net income						$12,041

Nine months ended	Less-than-				Corporate Office	Consolidated
September 30, 2006	truckload	Logistics	Truckload	Total	and Other	Totals

Revenue	$305,494	$30,082	$24,704	$360,280	$—	$360,280
Operating, selling, general and administrative expenses	279,663	27,702	22,791	330,156	3,136	333,292
Other income (loss)	406	—	(2)	404	—	404
Depreciation and amortization	6,545	299	617	7,461	34	7,495

Income (loss) from operations	$19,692	$2,081	$1,294	$23,067	$(3,170)	19,897
Interest expense, net						621
Income taxes						4,992

Net income before cumulative effect of change in accounting principle						14,284

Effect of change in accounting principle						141

Net income						$14,425

14. United States and Canadian accounting policy differences
In accordance with the provisions of the OBCA, issuers that are required to file reports with the Securities and Exchange Commission in the United States are allowed to file financial statements under United States GAAP to meet their continuous disclosure obligations in Canada. Vitran has included a reconciliation highlighting the material differences between its consolidated financial statements prepared in accordance with United States GAAP compared to its consolidated financial statements prepared in accordance with Canadian GAAP below. This disclosure is required for a finite period of time under the Ontario Securities Commission regulations, subsequent to the adoption of United States GAAP. Prior to 2006, Vitran prepared its consolidated financial statements in accordance with Canadian GAAP with a reconciliation to United States GAAP.
     (a) Consolidated reconciliation of net income and shareholders’ equity
     Net Income and Shareholders’ equity reconciled to Canadian GAAP are as follows:

	Net income		Net Income
	Three months ended		Nine months ended		Shareholders’ equity
	2007	2006	2007	2006	2007	2006

Balance as at Sept. 30, based on United States GAAP	$3,121	$4,885	$12,041	$14,425	$189,197	$156,578
Effect of change in accounting principle (i)	—	—	—	(141)	(141)	(141)
Foreign exchange adjustment (ii)	(600)	—	(1,314)	—	(456)	858
Unrealized foreign exchange loss on derivative instrument	—	—	—	—	(101)	(101)
Accumulated other comprehensive income adjustment (ii)	—	—	—	—	557	(757)

Balance as at Sept. 30, based on Canadian GAAP	$2,521	$4,885	$10,727	$14,284	$189,056	$156,437

(i)	The adoption of SFAS 123(R) – Share-Based Payments only applies to United States GAAP. Therefore, the effect of a change in accounting principle does not impact Canadian GAAP net income or shareholders’ equity.

(ii)	The Company had a foreign exchange loss of $0.6 million and $1.3 million for the three months and nine months ended September 30, 2007, respectively, that did not represent a substantially complete liquidation of a foreign operation in the current period. In previous years, the Company had foreign exchange gains of $0.9 million that did not represent a substantially complete liquidation of a foreign operation. Under Canadian GAAP these gains and losses were recognized upon the transfer into income of the related cumulative translation adjustment. Under United States GAAP, there is no reduction of the cumulative translation adjustment account. Retained earnings under Canadian GAAP on a cumulative basis is decreased $0.5 million (2006 — increased $0.9 million) with a corresponding increase (2006 – decrease) to the cumulative translation adjustment included in accumulated other comprehensive income.
     Earnings per share

	Three months	Three months	Nine months	Nine months
	Ended	Ended	Ended	Ended
	Sept 30, 2007	Sept 30, 2006	Sept 30 2007	Sept 30, 2006

Earnings per share
Canadian GAAP
Basic	$0.19	$0.38	$0.80	$1.12
Diluted	$0.18	$0.38	$0.79	$1.10

	Three months	Three months	Nine months	Nine months
	Ended	Ended	Ended	Ended
	Sept 30, 2007	Sept 30, 2006	Sept 30 2007	Sept 30, 2006

Weighted average number of shares:
Basic	13,475,685	12,744,936	13,459,180	12,710,225
Potential exercise of stock options	193,134	221,899	201,543	246,436
Diluted	13,668,819	12,966,835	13,660,723	12,956,661

14. United States and Canadian accounting policy differences (continued)
(b)	Derivative accounting

Previously under Canadian GAAP, gains and losses on derivatives that are designated as hedges and that manage the underlying risks of anticipated transactions are not recorded until the underlying hedged item is recorded in net income and hedge ineffectiveness is not recorded until settlement. On January 1, 2007, the Company adopted CICA 3865, Hedges, in accordance with the transitional provisions. Under the transitional provision any hedging relationships that existed and satisfy all the conditions of CICA 3865 are adjusted to the carrying amounts that would have resulted had CICA 3865 always been applied. Based on the transitional provision there is no longer a difference in accounting for derivatives for the Company between United States and Canadian GAAP.

On January 1, 2007, the Company adopted CICA 3855, Financial Instruments – Recognition and Measurement. Management evaluated the effect of the standard on the consolidated financial statements and concluded that the Company does not have a difference between United States and Canadian GAAP upon adoption of the standard.

(c)	Comprehensive income

On January 1, 2007, the Company adopted CICA 1530, Comprehensive Income, in accordance with the appropriate provisions of the standard. The Company reports comprehensive income as part of its United States GAAP reporting, therefore, the adoption of this standard eliminates this presentation difference between United States and Canadian GAAP. However, there may be measurement differences between comprehensive income under United States and Canadian GAAP.
15. Comparative figures
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
          The MD&A and the documents incorporated by reference herein contain forward-looking statements regarding, but not limited to, the following:
•	the Company’s objective to expand or acquire a less-than-truckload operation, in a new regional market;

•	the Company’s objective to achieve revenue growth in the less-than-truckload segment;

•	the Company’s objective to complete information technology initiatives;

•	the Company’s intention to achieve above-average transborder and inter-regional growth rates;

•	the Company’s intention to add clients that will improve revenue and income from operations within the Logistics segment;

•	the Company’s intention to achieve operating benefits from linehual optimization and dock efficiencies after completion of terminal level integration initiatives;

•	the Company’s objective to complete service centre construction and achieve operating efficiencies;

•	the Company’s intention to purchase a specified level of capital assets and to finance such acquisitions with cash flow from operations and, if necessary, from the Company’s unused credit facilities.
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

OVERVIEW
The North American freight economy did not evidence any signs of improvement in the third quarter of 2007 representing fourteen consecutive months in a demanding operating environment. Despite steady improvements in the Supply Chain business unit, competitive pricing pressures due to the prolonged economic downturn became apparent in the LTL segment and the Brokerage business unit. The Company posted third quarter revenue of $171.9 million, a 41.5% increase over the prior year third quarter. Income from operations was $5.6 million compared to $6.8 million in the 2006 third quarter. The increase in revenue is primarily due to the October 2, 2006 acquisition of PJAX Freight System (“PJAX”) while the decline in income from operations is attributable to the aforementioned economic environment. Vitran’s LTL segment posted the most significant increases in revenue of 46.1%. For the 2007 nine-month period revenue and income from operations exceeded the 2006 nine-month period by 37.7% and 1.8% respectively.
As a result of an increased number of U.S. shareholders and the continued expansion within the United States, the Company, commencing the first quarter of 2006, elected U.S. GAAP as its primary reporting standard. Therefore a reconciliation from U.S. GAAP to Canadian GAAP has been provided in note 14 of the interim financial statements. This disclosure is required for a finite period of time after the change to US GAAP is made under the Ontario Securities Commission regulations.
CONSOLIDATED RESULTS
The following table summarizes the Consolidated Statements of Income for the periods ended September 30:

	For the three months ended Sept 30			For the nine months ended Sept 30
(in thousands)	2007	2006	2007 vs 2006	2007	2006	2007 vs 2006

Revenue	$171,927	$121,512	41.5%	$496,207	$360,280	37.7%
Operating expenses	145,457	101,189	43.7%	414,693	299,617	38.4%
SG&A expenses	15,633	11,195	39.6%	46,015	33,675	36.6%
Other expenses (income)	(53)	(248)	(78.6%)	(125)	(404)	(69.1%)
Depreciation and amortization	5,321	2,579	106.3%	15,375	7,495	105.1%
Income from operations	5,569	6,797	(18.1)%	20,249	19,897	1.8%
Interest expense, net	2,325	274	748.5%	6,504	621	947.3%

Net income	3,121	4,885	(36.1%)	12,041	14,425	(16.5%)

Earnings per share:
Basic –net income	$0.23	$0.38		$0.89	$1.13
Diluted –net income	$0.23	$0.38		$0.88	$1.11

Operating Ratio(1)	96.8%	94.4%		95.9%	94.5%

Revenue increased 41.5% to $171.9 million for the third quarter of 2007 compared to $121.5 million in the third quarter of 2006. Revenue in the LTL and Logistics segments increased 46.1%, and 31.4%, respectively and were slightly offset by a decline of 3.4% in the Truckload segment. For the nine months ended September 30, 2007 revenue increased 37.7% to $496.2 million compared to $360.3 million for the same period in 2006. The consolidated results for the nine-months were achieved by revenue increases in the LTL and Logistics segment of 43.1% and 14.9% respectively while the Truckload segment was down 0.5%. Revenue increases in the LTL segment for the quarter and nine-month period ended September 30, 2007 benefited from the acquisition of PJAX on October 2, 2006. Detailed explanations for the improvement in revenue are discussed below in the “Segmented Results”.
Income from operations for the 2007 third quarter declined 18.1% to $5.6 million compared to $6.8 million in the third quarter of 2006. The LTL and Logistics segments recorded quarter over prior-year quarter declines in income from operations of 13.6% and 13.9% respectively offset by an increase of 18.6% at the Truckload segment. Consequently, the Company posted a consolidated operating ratio of 96.8% for the third quarter of 2007 compared to 94.4% for the third quarter of 2006. For the nine months ended September 30, 2007 income from operations increased 1.8% to $20.2 million compared to $19.9 million for the same period in 2006, resulting in a consolidated operating ratio of 95.9% in 2007 compared to 94.5% in 2006. Detailed explanations for the fluctuation in income from operations are discussed below in “Segmented Results”.

Selling, general and administrative expenses (“SG&A”) increased 39.6% to $15.6 million in the third quarter compared to $11.2 million in the third quarter of 2006. For the nine-month period ended September 30, 2007 SG&A increased 36.6% to $46.0 million compared to $33.7 for the same period a year ago. The increase for both the quarter and nine-month period can primarily be attributed to the additional SG&A expenses related to the acquisition of PJAX, not included in the 2006 comparative figures. For the third quarter of 2007 share-based compensation expenses declined compared to the prior year quarter due to the decline in Vitran’s stock price and the corresponding reduction in deferred stock unit compensation payable. For the nine-month period compared to the same period in 2006, increases in SG&A can be attributed to a cumulative increase in share-based compensation expense and healthcare costs. With the addition of PJAX and the increase in on-going compensation-related expenses, SG&A is likely to be higher than the prior year periods.
The Company incurred interest expense of $2.3 million in the third quarter of 2007 compared to $0.3 million in the third quarter of 2006. Effective July 31, 2007, Vitran substantially changed its syndicated credit facilities resulting in a one-time write off of $0.5 million of deferred financing costs attributable to its former syndication agreement. If not for this write-off, interest expense for the current quarter would have been approximately $1.8 million. Due to the October 2, 2006 acquisition of PJAX, the Company’s total debt was $120.2 million at September 30, 2007 compared to the $98.1 million of debt at the end of the 2006 third quarter. Compared to December 31, 2006 total debt increased $11.3 million representing $11.9 million of principle payments and $21.9 million in new debt to finance additional payments related to the PJAX acquisition and capital asset purchases. The additional increase is due to foreign exchange on the Company’s Canadian dollar denominated debt. Total debt at September 30, 2007 consisted of $36.2 million drawn on the Company’s $100.0 million revolving credit facilities, $61.2 million of term debt and $22.8 million of capital leases.
Income tax expense for the third quarter of 2007 was $0.1 million compared to $1.6 million for the same quarter a year ago. The effective tax rate was 3.8% for the third quarter of 2007 compared to 25.1% for the third quarter of 2006. For the nine months ended September 30, 2007 the effective tax rate was 12.6% compared to 25.9% for the same period a year ago. The decline in the income tax expense is primarily due to a decline in earnings before tax and a decline in the effective tax rate. The decline in the effective rate can be attributed to an increase in a higher proportion of income being earned in lower tax foreign jurisdictions. Should the Company’s earnings before income tax increase in subsequent quarters, the quarterly effective tax rate should also increase.
Net income before cumulative effect of change in accounting principle decreased by 36.1% to $3.1 million for the 2007 third quarter compared to $4.9 million for the same quarter in 2006. This resulted in basic and diluted earnings per share before cumulative effect of change in accounting principle of $0.23 for the third quarter of 2007 compared to basic and diluted earnings per share of $0.38 for the third quarter of 2006. Excluding the non-recurring write off of previously deferred financing costs basic and diluted earnings per share before cumulative effect of change in accounting principle would have been $0.25 for the third quarter of 2007(2). The weighted average number of shares for the current quarter was 13.5 million basic and 13.7 million diluted compared to 12.7 million basic and 13.0 million diluted shares in the third quarter of 2006. For the nine months ended September 30, 2007 net income before cumulative effect of a change in accounting principle decreased 15.7% to $12.0 million compared to $14.3 million in the same period a year ago. This resulted in basic and diluted earnings per share before change in cumulative effect of change in accounting principle of $0.89 and $0.88, respectively for the 2007 nine-month period, compared to basic and diluted earnings per share of $1.12 and $1.10 in the same period in 2006. The weighted average number of shares for the nine month period of 2007 was 13.5 million basic and 13.7 million diluted shares compared to 12.7 million basic and 13.0 million diluted shares in the nine-month period of 2006.
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

SEGMENTED RESULTS
Less-Than-Truckload (LTL)
The table below provides summary information for the LTL segment for the periods ended September 30:

	For the three months ended Sept 30			For the nine months ended Sept 30
(in thousands)	2007	2006	2007 vs 2006	2007	2006	2007 vs 2006

Revenue	$150,283	$102,858	46.1%	$437,055	$305,494	43.1%
Income from operations	5,687	6,585	(13.6%)	20,920	19,692	6.2%
Operating ratio	96.2%	93.6%		95.2%	93.6%

Number of shipments (3)	1,032,178	659,602	56.5%	3,071,284	2,011,252	52.7%
Weight (000s of lbs) (4)	1,529,573	1,054,058	45.1%	4,553,748	3,198,160	42.4%
Revenue per shipment (5)	$145.60	$155.94	(6.6%)	$142.30	$151.89	(6.3%)
Revenue per hundredweight (6)	$9.83	$9.76	0.7%	$9.60	$9.55	0.5%

Revenue in the LTL segment increased 46.1% to $150.3 million in the third quarter of 2007 compared to $102.9 million in the same period a year ago. Revenues for the LTL segment were positively impacted by the acquistion of PJAX on October 2, 2006 and the launch of the new inter-regional service between the Central States and the West Coast which represented 2.7% of the LTL segment’s 2007 third quarter revenue. In addition, revenue in the cross-border service offering improved 29.7% for the 2007 third quarter compared to the same period a year ago. Despite revenue growth in the new East-West and cross-border service offerings, competitive pricing pressures negatively impacted the core regional services causing a decline in income from operations. The LTL segment’s shipments, tonnage and revenue per hundredweight increased 56.5%, 45.1% and 0.7%, respectively in the 2007 third quarter compared to the 2006 third quarter. Excluding PJAX, revenue per hundredweight increased 5.6% in the third quarter of 2007 compared to the same period a year ago, resulting from an increase in length of haul in the new East-West service offering and a decline in weight per shipment. Therefore the operating ratio for the 2007 third quarter was 96.2% compared to 93.6% in 2006 third quarter.
The results for the 2007 nine-month period ended September 30, 3007 were primarily impacted by the addition of PJAX, which was not included in the 2006 nine-month comparative figures. Revenue increased 43.1% for the 2007 nine-month period compared to the same period in 2006. Although the addition of PJAX was the primary contributor, cross-border revenue increased 14.2% and the new East-West service accounted for 2.5% of revenue. However, fourteen consecutive months in a tough economic environment, most evident in the 2007 third quarter, only resulted in a 3.0% increase in income from operations for the comparative nine-month periods. For the 2007 nine-month period ended September 30, 2007 the operating ratio was 95.2% compared to 93.6% for the 2006 nine-month period.
Logistics
The table below provides summary information for the Logistics segment for the periods ended September 30:

	For the three months ended Sept 30			For the nine months ended Sept 30
(in thousands)	2007	2006	2007 vs 2006	2007	2006	2007 vs 2006

Revenue	$13,690	$10,419	31.4%	$34,579	$30,082	14.9%
Income from operations	800	929	(13.9%)	1,976	2,081	(5.0%)
Operating Ratio	94.2%	91.1%		94.3%	93.1%

Revenue for the Logistics segment improved 31.4% and income from operations declined 13.9% for the third quarter of 2007 compared to the same period in 2006. The increase in revenue was primarily attributable to the Supply Chain unit completing the facility preparation it started in the first quarter for two new clients. The Supply Chain Unit is currently operating near capacity within its 750,000 square feet under management. Preparations for the new major supply chain client, announced at the end of the 2007 second quarter, are underway and will expand revenue and income from operations in up-coming quarters. However, growth within the Supply Chain unit was offset by the Brokerage unit that saw revenue and income from operations decline compared to the

2006 third quarter due to the continued slowdown in the economy. For the nine-month period of 2007, revenue increased 14.9% and income from operations declined 5.0% compared to the same period a year ago.
Truckload
The table below provides summary information for the TL segment for the periods ended September 30:

	For the three months ended Sept 30			For the nine months ended Sept 30
(in thousands)	2007	2006	2007 vs 2006	2007	2006	2007 vs 2006

Revenue	$7,954	$8,235	(3.4%)	$24,573	$24,704	(0.5%)
Income from operations	420	354	18.6%	1,119	1,294	(13.5%)
Operating Ratio	94.7%	95.7%		95.4%	94.8%

Revenue in the Truckload segment declined 3.4% to $7.9 million for the third quarter of 2007 compared to $8.2 million in the third quarter of 2006. Revenue per mile(7) declined 1.2% offset by the 2.8% increase in shipments compared to the 2006 third quarter. Income from operations increased $0.1 million due to a stabilization of empty miles and declines in insurance-related expenses and trailer lease costs. Consequently, the Truckload segment posted an operating ratio of 94.7% in the third quarter of 2007 compared to 95.7% for the third quarter of 2006. Revenue for the nine-month period of 2007 was flat compared to the same period of 2006, while income from operations declined 13.5% due to 6.0% increase in empty miles for the nine-month period.
LIQUIDITY AND CAPITAL RESOURCES
Cash flow from operations before working capital changes for the nine-month period increased to $28.0 million compared to $23.6 million in the 2006 nine-month period. The growth is predominantly attributable to an increase depreciation and amortization expense. Non-cash working capital changes consumed $1.3 million in the first nine months of 2007 compared to contributing $1.0 million for the same period a year ago. Accounts receivable increased at September 30, 2007 compared to December 31, 2006 due to higher revenue. As at September 30, 2007, average days sales outstanding for the Company was 39.2 days compared to 37.7 days on December 31, 2006. Accounts payable and accrued liabilities increased compared to December 31, 2006 due to the timing of payments.
During the third quarter the Company signed a new five year seven-bank syndication agreement, replacing the three-bank agreement expiring in 2009. Under this agreement, the Company increased liquidity, reduced its interest rate spreads and added a $50 million “Accordion” feature to facilitate additional borrowings if required. Under this new agreement at September 30, 2007 interest-bearing debt was $120.2 million consisting of $61.2 million of term debt, capital leases of $22.8 million and $36.2 million drawn under the revolving credit facility. At the end of 2006, interest-bearing debt was $108.9 million consisting of $81.9 million of term debt, capital leases of $19.7 million and $7.2 million drawn under the revolving credit facility.
For the nine months ended September 30, 2007, the Company repaid $6.8 million of term debt and $5.2 million of capital leases and borrowed $13.6 million on the revolving credit facility as well as $8.3 million of new capital leases. At September 30, 2007, the Company had $43.5 million of unused credit facilities, net of outstanding letters of credit, of which $18.0 million was available to be drawn.
Capital expenditures amounted to $10.0 million for the third quarter of 2007 and were funded out of operating cash flows, the revolving credit facilities and new capital leases. The majority of capital expenditures were for rolling stock and the construction of the new LTL service centre in Toronto, Ontario. Tractor and trailer additions for the nine months were primarily for replacement purposes. The table below sets forth the Company’s capital expenditures for the three and nine month periods ended September 30, 2007.

	For the three months ended Sept 30		For the nine months ended Sept 30
(in thousands, unaudited)	2007	2006	2007	2006

Real Estate and buildings	$2,694	$3,543	$8,370	$10,300
Tractors	5,245	883	10,587	1,715
Trailing fleet	1,236	4,548	3,921	6,995
Information technology	356	36	929	566
Leasehold improvements	89	130	122	186
Other equipment	399	76	1,250	983

Total	$10,019	$9,216	$25,179	$20,745

Management estimates that cash capital expenditures, excluding real estate additions for the remainder of 2007 will be between $3.0 million and $7.0 million the majority of which will be for tractors and trailing fleet. Real estate additions will be approximately $5.0 million. The Company also anticipates entering into operating leases to fund the use of equipment with a capital cost of between $0.5 million and $2.0 million. The Company expects to finance its capital requirements with cash flow from operations, and if required, its $43.5 million of unused credit facilities.
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
The following table summarizes our significant contractual obligations and commercial commitments as of September 30, 2007:

(in thousands of dollars)		Payments due by period
Contractual Obligations	Total	2007	2008 & 2009	2010 & 2011	Thereafter

Long-term debt (LIBOR 4.74% to 6.31%)	$61,165	$2,255	$20,106	$28,804	$10,000
Revolving credit facilities	36,166	Nil	Nil	Nil	36,166
Capital lease obligations	22,851	2,074	12,445	6,435	1,897
Amount due to vendors of acquisitions	1,980	1,980	Nil	Nil	Nil

Sub-total	122,162	6,309	32,551	35,239	48,063
Operating leases	29,297	3,322	16,939	6,805	2,231

Total Contractual Obligations	$151,459	$9,631	$49,490	$42,044	$50,294

In addition to the above-noted contractual obligations, the Company, as at September 30, 2007, utilized the revolving credit facilities for standby letters of credit of $20.3 million. The letters of credit are used as collateral for self-insured retention of insurance claims.
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
OUTLOOK
The third quarter of 2007 proved to be a disappointing quarter as continued sluggishness of the general economy and pricing pressures within the Transportation sector impacted the operating results of all segments. Albeit the LTL segment expanded its revenue with the addition of PJAX on October 2, 2006, but its income from operations was most predominantly impacted by the operating environment.
For the remainder of 2007, from a sales perspective the LTL segment will concentrate on expanding regional, inter-regional and transborder service offerings. From an operations perspective, cost control measures were introduced at the beginning of the fourth quarter to mitigate the impact of the economic environment.
The U.S. LTL business unit completed the first phase of its IT systems integration successfully installing the new operating system with its eastern regional business, formerly PJAX. The second phase will focus on further IT development and data conversion of the remainder of the U.S. LTL regions that will augment the inter-regional marketing initiative. Upon completion of the IT system integration, operating management will focus on service centre level initiatives to achieve linehaul optimization and dock efficiencies. The Canadian LTL business unit will complete the construction of its new Toronto service centre in the upcoming months and then focus on service centre efficiencies. The Logistics segment will continue to make progress developing new accounts that will expand revenue and income from operations.
Lastly the Company remains committed to its objective to expand into or acquire new regional markets to complete its LTL footprint in North America.

See “Forward-Looking Statements” for a more complete discussion of potential risks and uncertainties that could materially affect the Company’s future performance.
QUARTERLY RESULTS

U.S. GAAP
(thousands of dollars	2007	2007	2007	2006	2006	2006	2006	2005
except per share amounts)	Q3	Q2	Q1	Q4	Q3	Q2	Q1	Q4

Revenue	$171,927	$170,144	$154,136	$153,779	$121,512	$123,641	$115,127	$112,975
Income from operations	5,569	9,073	5,607	8,143	6,797	8,128	4,972	6,937
Net Income	3,121	5,533	3,387	4,974	4,885	5,776	3,764	5,012
Earnings per share:
Basic	$0.23	$0.41	$0.25	$0.37	$0.38	$0.45	$0.30	$0.40
Diluted	0.23	0.41	0.25	0.37	0.38	0.45	0.29	0.39
Weighted average number of shares:
Basic	13,475,685	13,463,374	13,438,065	13,413,153	12,744,936	12,732,644	12,652,075	12,618,416
Diluted	13,668,819	13,661,467	13,651,872	13,624,031	12,966,835	12,964,761	12,934,751	12,930,661

Canadian GAAP(8)
(thousands of dollars	2007	2007	2007	2006	2006	2006	2006	2005
except per share amounts)	Q3	Q2	Q1	Q4	Q3	Q2	Q1	Q4

Revenue	$171,927	$170,144	$154,136	$153,779	$121,512	$123,641	$115,127	$112,975
Income from operations	4,969	8,442	5,524	8,143	6,797	8,128	4,972	6,937
Net Income	2,521	4,902	3,304	4,974	4,885	5,776	3,623	5,012
Earnings per share:
Basic	$0.19	$0.36	$0.25	$0.37	$0.38	$0.45	$0.29	$0.40
Diluted	0.18	0.36	0.24	0.37	0.38	0.45	0.28	0.39
Weighted average number of shares:
Basic	13,475,685	13,463,374	13,438,065	13,413,153	12,744,936	12,732,644	12,652,075	12,618,416
Diluted	13,668,819	13,661,467	13,651,872	13,624,031	12,966,835	12,964,761	12,934,751	12,930,661

Definitions of non-GAAP measures:

(1)	Operating ratio (“OR”) is a non-GAAP financial measure which does not have any standardized meaning prescribed by GAAP. OR is the sum of operating expenses, selling, general and administrative expenses, other expenses (income), and depreciation and amortization expense, divided by revenue. OR allows management to measure the Company and its various segments’ operating efficiency. OR is a widely recognized measure in the transportation industry which provides a comparable benchmark for evaluating the Company’s performance compared to its competitors. Investors should also note that the Company’s presentation of OR may not be comparable to similarly titled measures by other companies. OR is calculated as follows:

	Three months ended Sept 30,		Nine months ended Sept 30,
(in thousands)	2007	2006	2007	2006

Operating expenses	$145,457	$101,189	$414,693	$299,617
Selling, general and administrative expenses	15,633	11,195	46,015	33,675
Other expenses (income)	(53)	(248)	(125)	(404)
Depreciation and amortization expense	5,321	2,579	15,375	7,495

	$166,358	$114,715	$475,958	$340,383
Revenue	$171,927	$121,512	$496,207	$360,280

Operating ratio (“OR”)	96.8%	94.4%	95.9%	94.5%

(2)	Reconciliation to net income and earnings per share excluding the non-recurring write off of previously deferred financing costs:

	Three months ended Sept 30,	Nine months ended Sept 30,
(in thousands)	2007	2007

Net income	$3,121	$12,041
Financing costs written-off, net of tax	304	304

Adjusted Net Income	$3,425	$12,345

	Three months ended Sept 30,	Nine months ended Sept 30,
(in thousands)	2007	2007

Weighted average shares outstanding:
Basic	13,475,695	13,459,180
Diluted	13,668,819	13,660,723

Adjusted earnings per share:
Basic	$0.25	$0.92
Diluted	$0.25	$0.90

(3)	A shipment is a single movement of goods from a point of origin to its final destination as described on a bill of lading document.

(4)	Weight represents the total pounds shipped.

(5)	Revenue per shipment represents revenue divided by the number of shipments.

(6)	Revenue per hundredweight is the price obtained for transporting 100 pounds of LTL freight from point to point, calculated by dividing the revenue for an LTL shipment by the hundredweight (weight in pounds divided by 100) for a shipment.

(7)	Revenue per total mile represents revenue divided by the total miles driven.

(8)	Please see Note 14 to the Interim Consolidated Financial Statements for differences between United States and Canadian GAAP.
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

(in thousands of dollars)	Payments due by period
Long-term debt	Total	2007	2008 & 2009	2010 & 2011	Thereafter

Variable Rate

Term bank facility	58,000	2,000	18,000	28,000	10,000
Average interest rate	6.45%	6.45%	6.45%	6.45%	6.45%

Term bank facility	3,165	255	2,106	804	Nil
Average interest rate	6.94%	6.94%	6.94%	6.94%

Revolving bank facility	23,600	Nil	Nil	Nil	23,600
Average interest rate (LIBOR)	6.45%				6.45%

Revolving bank facility	12,566	Nil	Nil	Nil	12,566
Average interest rate (CDN BA)	5.94%				5.94%

Fixed Rate

Capital lease obligations	22,851	2,074	12,445	6,435	1,897
Average interest rate	6.15%	6.15%	6.15%	6.15%	6.15%

Total	$120,182	$4,329	$32,551	$35,239	$48,063

The Company uses variable-to-fixed interest rate swaps on its term and revolving debt facilities with a notional amount of $71.2 million at September 30, 2007. The average pay rate on the swaps is 4.93% and the average receive rate is the three-month LIBOR rate which is currently 5.19%.
The Company is exposed to foreign currency risk as fluctuations in the United States dollar against the Canadian dollar can impact the financial results of the Company. The Company’s Canadian operations realize foreign currency exchange gains and losses on the United States dollar denominated revenue generated against Canadian dollar denominated expenses. Furthermore, the Company reports its results in United States dollars thereby exposing the results of the Company’s Canadian operations to foreign currency fluctuations. In addition, the Company’s United States dollar debt of $75.9 million is designated as a hedge of the investment in the United States’ self-sustaining foreign operations.
Item 4. Controls and Procedures
a)	As of October 22, 2007, the Chief Executive Officer and the Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures in accordance with Rule 13a-15 under the Exchange Act for the quarter ended September 30, 2007. Based on their evaluation, the Company’s Chief Executive Officer and the Chief Financial Officer concluded that Vitran’s disclosure controls and procedures enable Vitran to record, process, summarize and report in a timely manner the information that we are required to disclose in our Exchange Act reports.
b)	There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 1A. Risk Factors
See Part 1A of the Company’s 2006 Annual Report on Form 10-K.
Item 2. Changes in Securities and Use of Proceeds
On February 13, 2007 Vitran commenced a normal course issuer bid to repurchase up to 670,993 Common Shares by way of open market purchases through the facilities of the Toronto Stock Exchange. The normal course issuer bid expires on February 12, 2008. All shares repurchased are cancelled. The following table summarizes the purchases in the third quarter of 2007:

				Maximum number
			Total number of	of Common Shares
	Number of	Average price paid	Common Shares as	that may yet be
	Common Shares	per Common Share	part of a publicly	purchased under the
Period	purchased	(CAD)	announced plan	plan

July 01 to July 31, 2007	—	—	—	670,993
Aug 1 to Aug 31, 2007	—	—	—	670,993
Sept 1 to Sept 30, 2007	—	—	—	670,993

Total	—	—	—

Item 3. Defaults Upon Senior Securities — None
Item 4. Submission of Matters to a Vote of Security Holders — None
Item 5. Other Information — None

Item 6. Exhibits and Reports on Form 8-K
     Exhibits

Exhibit
Number	Description of Exhibit

31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated October 22, 2007.

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated October 22, 2007.
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VITRAN CORPORATION INC.

/s/ SEAN P. WASHCHUK Sean P. Washchuk
Date: October 22, 2007	Vice President of Finance and Chief Financial Officer (Principle Financial Officer)

/s/ FAYAZ D. SULEMAN

Fayaz D. Suleman
Date: October 22, 2007	Corporate Controller (Principle Accounting Officer)