Form 10-K
period 2007-12-31
VITRAN CORP INC
filed 2008-02-11
CIK 946823

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                          to                                         .
Commission file number 0-19791

VITRAN CORPORATION INC.
(Exact name of registrant as specified in its charter)

Ontario, Canada (State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
185 The West Mall, Suite 701, Toronto, Ontario, Canada, M9C 5L5
(Address of principal executive offices) (Zip Code)
(Registrant’s telephone number, including area code)
(416) 596-7664
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Shares	Toronto Stock Exchange — TSX®
NASDAQ — National Market
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐Yes ☑No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐Yes ☑No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑Yes ☐No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K ☐.
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐Yes ☑ No
The number of shares of common stock outstanding at February 07, 2008 was 13,448,159. The aggregate market value of the voting stock of the registrant, excluding directors, officers and registered holders of 10% as of February 07, 2008 was approximately $158,000,000.
DOCUMENTS INCORPORATED BY REFERENCE
1) Definitive Proxy statement to be filed within 120 days of December 31, 2007 (Only those portions referenced herein are incorporated in this Annual Report on Form 10-K).

Unless otherwise indicated all dollar references herein are in United States dollars.
PART I
ITEM 1—BUSINESS
OVERVIEW
          Vitran Corporation Inc. (“Vitran” or the “Company”) is a leading, predominantly non-union, provider of freight surface transportation and related logistics services throughout Canada and in 29 states in the eastern, central, southwestern, and western United States. Its business consists of Less-than-truckload services (“LTL”), Logistics services, and Truckload services. These services are provided by stand-alone business units within their respective regions. The business units operate independently or in a complementary manner to provide solutions depending on a customer’s needs. For the years ended December 31, 2007 and 2006, the Company had revenues of $670.5 million and $514.0 million, respectively.
CORPORATE STRUCTURE
          Vitran’s registered office is located at 185 The West Mall, Suite 701, Toronto, Ontario, Canada, M9C 5L5. Vitran Corporation Inc. was incorporated in Ontario under the Business Corporation Act (Ontario) on April 29, 1981.
          Vitran’s business is carried on through its subsidiaries which hold the relevant licenses and permits required to carry on business. The following are Vitran’s principal operating subsidiaries (including their jurisdiction of incorporation), all wholly owned as at December 31, 2007: Vitran Express Canada Inc. (Ontario); Can-Am Logistics Inc. (Ontario); Vitran Logistics Ltd. (Ontario); Expéditeur T.W. Ltée (Canada); Vitran Corporation (Nevada); Vitran Express Inc. (Indiana); R.A. Christopher Inc. (Kansas); Frontier Transport Corporation (Indiana); Vitran Logistics Corp. (Delaware); Vitran Logistics Inc. (Indiana); Vitran Express West Inc. (Nevada); PJAX, Inc. (Pennsylvania); and Las Vegas/L.A. Express, Inc. (California).
OPERATING SEGMENTS
          Segment financial information is included in Note 12 to the Consolidated Financial Statements.
LTL Services
          Vitran has grown organically and made strategic acquisitions to build a comprehensive LTL network throughout Canada and in the central, southwestern, and western United States. On May 31, 2005 Vitran expanded into the southwestern United States by acquiring Chris Truck Line (“CTL”), a Kansas-based regional less-than-truckload carrier serving 11 states. With the acquisition of CTL, Vitran obtained an additional 19 service centers covering 11 states, including new territory in Colorado, Kansas, Oklahoma, and Texas. On January 3, 2006 Vitran, through its subsidiary Vitran Express West Inc., expanded into the western United States by acquiring the assets of Sierra West Express (“SWE”), a Nevada-based regional less-than-truckload carrier serving three states. With the acquisition of SWE, Vitran expanded its footprint to California, Nevada, and Arizona. On October 2, 2006 Vitran expanded into the eastern United States by acquiring PJAX Freight System (“PJAX”), a Pennsylvania-based regional less-than-truckload carrier serving 11 states. With the acquisition of PJAX, Vitran obtained 22 service centers including expanded and new state coverage in New Jersey, Pennsylvania, Delaware, Maryland, West Virginia and Virginia.
          Vitran’s LTL business represented approximately 87.2% of its revenue for the year ended December 31, 2007. Within the United States, the Company operates primarily within the eastern, central, southwestern and western United States and delivers approximately 90.0% of its freight shipments within one or two days. In addition, the Company offers its services to the other regions in the United States (other than Alaska and Hawaii) through its strategic inter-regional relationships. The service is provided over-the-road, mostly by Company drivers, which allows more control in servicing these time-sensitive shipments. As an integral part of its service solution, the U.S.

LTL business was one of the first regional LTL companies to offer an unconditional money back service guarantee to its customers. Vitran’s U.S. LTL regional business represented approximately 60.6% of the Company’s revenues for the year ended December 31, 2007.
          Within Canada, the Company provides next-day service within Ontario, Quebec and within parts of western Canada, and generates most of its revenue from the movement of LTL freight within the three- to five-day east/west service lanes. The majority of its trans-Canada freight is shipped intermodally, whereby the Company’s containers are loaded onto rail cars and trans-loaded to Vitran facilities where Vitran’s network of owner operators pick up and deliver the freight to various destinations. An expedited service solution is also offered nationally using over-the-road driver teams to complete these deliveries in a shorter time frame. Vitran’s Canadian LTL business represented approximately 26.6% of its revenues for the year ended December 31, 2007.
          Vitran’s Transborder Service Solution (inter-regional) provides over-the-road service between its Canadian LTL and U.S. LTL business units. This is the Company’s highest margin and fastest growing service, achieving approximately 26.9% year-over-year revenue growth for the year ended December 31, 2007.
Logistics
          Vitran’s Logistics business, which represented approximately 7.9% of its revenues for the year ended December 31, 2007, consists of two principal lines of business: (1) Supply Chain Solutions in Canada and the United States including warehousing, inventory management and flow-through distribution facilities; and (2) Freight Brokerage, which coordinates the transport of truck and container loads from sales offices in Toronto, Montreal, and Los Angeles.
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
          Over the past decade, Vitran has grown the supply chain business unit organically but on November 30, 2007 announced the strategic acquisition of Las Vegas/L.A. Express Inc. (“LVLA”) a retail supply chain management specialist based in Ontario, California. LVLA operates six facilities adding 470,000 square feet of logistics space bringing Vitran’s total to approximately 1.2 million square feet of warehouse and distribution space under management at December 31, 2007.
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
Truckload
          Vitran’s Truckload business, operating as Frontier Transport Corporation (“Frontier”), provides truckload service within the United States. Frontier utilizes its company-controlled trailing equipment and tractor owner operators. The business is primarily dry van but also offers temperature controlled service in select markets. Frontier operates from two terminals, one in Atlanta and the other in Indianapolis where the main administration office is located. Frontier principally delivers within a 400-mile radius utilizing 229 owner operators with company-owned or leased trailing fleet.
THE TRUCKING INDUSTRY
          According to estimates made by the American Trucking Association, the United States trucking industry in 2005 accounted for approximately $739 billion, or approximately 88% of total domestic freight transportation revenue. Trucks provide freight transportation services to virtually every industry operating in the United States and Canada and generally offer higher levels of reliability, shipment integrity, and speed than other surface transportation options. The trucking industry is highly competitive on the basis of service and price. The LTL portion of the industry accounted for approximately $45 billion of revenue during 2005.
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
EMPLOYEES
          At December 31, 2007, Vitran employed approximately 5,024 full- and part-time employees and contracted with approximately 488 owner operators.
          A total of 118 Vitran employees are represented by labor unions. The International Brotherhood of Teamsters and the Canadian Auto Workers Association represent dock workers in two of Vitran’s Canadian terminals. The Company has two collective agreements with its unionized employees. These agreements expire on March 31, 2008, and on September 30, 2008, respectively.
INFORMATION TECHNOLOGY
          Vitran uses technology to reduce costs, improve productivity, and enhance its customer service. Vitran allows its customers to access or exchange information with the Company via Vitran’s website, published web services, electronic data interchange, or over the telephone. The Company uses sophisticated freight handling software to maximize its load average, reduce freight handling, reduce transit times, and improve tracking of shipments through its system. Throughout 2007, Vitran’s U.S. LTL business unit has been in the process of migrating all of its U.S. LTL operations to a common transportation operating system that will further enhance the Company’s technology platform and help deliver superior service to its customers. The U.S. LTL business unit has achieved many milestones in this endeavor and anticipates completing the implementation in 2008.
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
AVAILABLE INFORMATION
          Vitran makes available free of charge on or through its website at www.vitran.com its Annual Report on Form 10-K (including the MD&A at December 31, 2007), Quarterly Reports on Form 10-Q, current reports on Form 8-K and other information releases, including all amendments to those reports, as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (SEC) and System for Electronic Document Analysis and Retrieval (SEDAR). The information can also be accessed through EDGAR at www.sec.gov/edgar.shtml or SEDAR at www.sedar.com.

ITEM 1. a—RISK FACTORS
RISKS AND UNCERTAINTIES
          Information on the risks and uncertainties relating to the Company appears in the Company management’s discussion and analysis (“MD&A”) for the year ended December 31, 2007, Item 7, reference to which is hereby made, and the information therein is incorporated herein by reference.
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
          Vitran operates 137 terminals, 27 of which are located in Canada and 110 of which are located in the United States. The Company’s LTL segment operates 121 terminals with a total of 3,246 loading doors in the United States and with a total of 617 loading doors in Canada. At December 31, 2007 Vitran was nearing completion of constructing a new 130-door facility on 21 acres for the Toronto market. The service center will replace the current leased facility. The 10 largest operating terminals in Vitran’s LTL segment, in terms of the number of loading doors, are listed below.

Terminals	Doors	Owned/ Leased
Toronto	132	Leased
Indianapolis	116	Leased
Toledo	101	Owned
Philadelphia	92	Leased
Montreal	85	Owned
Vancouver	85	Owned
Chicago	81	Leased
Pittsburgh	80	Owned
Clinton	80	Owned
Winsted	78	Owned
          Vitran’s Logistics operates 16 facilities, nine in Canada, and seven in the United States, for major retailers in their respective markets. Vitran Logistics has approximately 1.2 million square feet of warehouse and distribution space under management at December 31, 2007. Vitran’s Truckload business operates two terminals, one in Indianapolis and the other in Atlanta.
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
          None

PART II
ITEM 5— MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
Description of Share Capital
          At December 31, 2007, there were an unlimited number of shares authorized and 13,448,159 common shares issued and outstanding. The holders of the common shares are entitled to one vote for each common share on all matters voted on at any meetings of Vitran’s shareholders, to any dividends that may be declared by the Company’s Board of Directors thereon and, in the event of the liquidation, dissolution or winding up of the Company, will be entitled to receive the remaining property.
          Vitran’s common shares trade on the Toronto Stock Exchange (“TSX”) and the NASDAQ National Market under the symbols VTN and VTNC respectively. On February 07, 2008, there were approximately 50 registered holders of record of the Company’s common shares.
          Vitran did not pay any dividends on common shares in fiscal 2007 and 2006. The Company ceased paying dividends in December 2001. The Board of Directors is responsible for determining the Company’s dividend policy and does not intend to declare dividends in the foreseeable future.
          The following table sets forth the high and low bid prices of our common stock for the periods indicated, as reported by the TSX and the NASDAQ:

	TSX			NASDAQ
Quarter	High	Low	Volume	High	Low	Volume
	(in Canadian dollars)			(in United States dollars)
2007
Fourth Quarter	$18.70	$12.50	533,100	$19.15	$12.55	2,979,500
Third Quarter	$23.20	$16.40	454,800	$22.32	$16.10	1,776,900
Second Quarter	$24.64	$20.88	353,900	$23.35	$18.50	1,660,200
First Quarter	$24.21	$19.30	126,700	$20.97	$15.76	1,381,300
2006
Fourth Quarter	$22.31	$18.10	381,700	$19.78	$16.03	1,860,000
Third Quarter	$27.99	$19.94	104,400	$25.72	$16.74	1,506,100
Second Quarter	$27.37	$21.01	340,500	$24.75	$19.00	3,273,000
First Quarter	$24.50	$21.50	425,800	$20.90	$18.61	1,654,500

	TSX			NASDAQ
2007 Monthly	High	Low	Volume	High	Low	Volume
	(in Canadian dollars)			(in United States dollars)
December	$14.63	$12.92	111,400	$15.22	$13.03	1,055,800
November	$14.45	$12.50	163,800	$15.14	$12.55	1,129,200
October	$18.70	$12.65	257,900	$19.15	$13.14	794,500
September	$22.37	$16.40	60,600	$21.07	$16.10	570,600
August	$23.20	$20.40	352,400	$21.94	$18.93	451,300
July	$22.92	$20.68	41,800	$22.32	$19.21	755,000
June	$24.64	$21.00	47,500	$23.35	$20.21	516,600
May	$23.67	$21.83	99,900	$21.28	$19.96	696,800
April	$23.00	$20.88	206,500	$20.50	$18.50	446,800
March	$22.98	$21.67	71,900	$20.16	$18.36	510,200
February	$24.21	$20.92	17,100	$20.97	$15.76	511,300
January	$21.75	$19.30	37,700	$17.85	$16.38	359,800

Stock Option Plan

Number of
securities
remaining available
	Number of		for future issuance
	securities to be		(excluding
	issued upon	Weighted average	securities
	exercise of	exercise price of	reflected in column
Plan Category	outstanding options	outstanding options	(a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	820,200	$12.66	99,500
Equity compensation plans not approved by security holders	—	—	—
Total (1)	820,200	$12.66	99,500

(1)	As at December 31, 2007.
          Vitran maintains a stock option plan to assist in attracting, retaining and motivating its directors, officers and employees. The details of the Company’s authorized stock option plan are described in Note 9 of the Consolidated Financial Statements.
Purchases of Equity Securities
          On February 13, 2007 Vitran commenced a normal course issuer bid to repurchase up to 670,993 common shares by way of open market purchases through the facilities of the Toronto Stock Exchange. The normal course issuer bid will expire on February 12, 2008. All shares repurchased are cancelled. The following table summarizes the purchases in the fourth quarter of 2007:

				Maximum number of
			Total number of	common shares that
		Average price paid	common shares as	may yet be
	Number of common	per common share	part of a publicly	purchased under the
Period	shares purchased	(CAD)	announced plan	plan

Oct. 1 to Oct. 31, 2007	21,400	$12.98	21,400	649,593
Nov. 1 to Nov. 30, 2007	8,800	$13.15	8,800	640,793
Dec. 1 to Dec. 31, 2007	—	—	—	640,793

Total	30,200	$13.03	30,200

Transfer Agents

Computershare Investor Services Inc. Computershare Trust Company Inc.	Montreal, Toronto Denver	Canada United States

ITEM 6—SELECTED FINANCIAL DATA
          The following selected financial data should be read in conjunction with the Consolidated Financial Statements and Notes under Item 8 of this Annual Report on Form 10-K. For a summary of quarterly financial data for fiscal 2007 and 2006 please see the Supplemental Schedule of Quarterly Financial Information included in the Consolidated Financial Statements. For a summary of measurement and disclosure differences between United States and Canadian accounting policies please see Note 18 to the Consolidated Financial Statements.
Selected Financial Data (Thousands of dollars, except per share amounts)

Year	2007	2006	2005	2004	2003

United States GAAP
Statements of Income
Revenue	$670,517	$514,059	$428,192	$374,595	$331,826

Income from continuing operations before depreciation and amortization expense (1)	43,769	40,530	32,392	24,183	20,044

Income from continuing operations	22,999	28,040	25,427	18,977	14,550

Net income from continuing operations	13,710	19,258	17,938	14,943	10,336

Cumulative effect of change in accounting principle	—	141	—	—	—

Net income	$13,710	$19,399	$17,938	$14,943	$10,336

Earnings per share basic:
Net income from continuing operations	$1.02	$1.49	$1.43	$1.22	$1.07
Net income (loss)	$1.02	$1.50	$1.43	$1.22	$1.07
Weighted average number of shares	13,458,786	12,887,401	12,516,265	12,285,400	9,684,901

Earnings per share diluted:
Net income from continuing operations	$1.00	$1.47	$1.40	$1.17	$1.01
Net income (loss)	$1.00	$1.48	$1.40	$1.17	$1.01
Weighted average number of shares	13,651,799	13,124,865	12,848,360	12,740,477	10,263,211

Canadian GAAP (2)
Statements of Income
Revenue	$670,517	$514,059	$428,192	$374,595	$331,826
Income from continuing operations before depreciation and amortization expense (1)	41,551	40,530	32,392	24,183	20,308

Income from continuing operations	20,781	28,040	25,427	18,977	14,814

Net income from continuing operations	11,492	19,258	17,938	14,943	10,336

Net income (loss)	$11,492	$19,258	$17,938	$14,943	$10,336

Selected Financial Data (continued) (Thousands of dollars, except per share amounts)

Year	2007	2006	2005	2004	2003

Earnings per share basic:
Net income from continuing operations	$0.85	$1.49	$1.43	$1.22	$1.07
Net income (loss)	$0.85	$1.49	$1.43	$1.22	$1.07
Weighted average number of shares	13,458,786	12,887,401	12,516,265	12,285,400	9,684,901

Earnings per share diluted:
Net income from continuing operations	$0.84	$1.47	$1.40	$1.17	$1.01
Net income (loss)	$0.84	$1.47	$1.40	$1.17	$1.01
Weighted average number of shares	13,651,799	13,124,865	12,848,360	12,740,477	10,263,211
Dividends per share $US	Nil	Nil	Nil	Nil	Nil
Dividends per share $CAD	Nil	Nil	Nil	Nil	Nil

Year	2007	2006	2005	2004	2003

Balance Sheets (United States GAAP)
Assets:
Current assets	$95,464	$83,775	$71,017	$90,177	$85,046
Property and equipment, net	169,052	145,129	66,807	37,563	35,102
Intangible assets	13,645	15,888	2,456	—	—
Goodwill, net	124,375	117,146	61,448	45,304	44,865
Other assets	—	150	—	6	—

Total assets	$402,546	$362,088	$201,728	$173,050	$165,013

Liabilities and Stockholders’ Equity:
Current liabilities	$91,133	$88,669	$48,331	$38,806	$46,412
Long-term debt	109,831	93,139	8,588	11,507	17,931
Other non-current liabilities	11,414	6,983	5,007	3,546	2,715

Total stockholders’ equity	$190,168	$173,297	$139,802	$119,191	$97,955

Balance Sheets (Canadian GAAP) (2)
Assets:
Current assets	$95,464	$83,775	$71,017	$90,177	$85,046
Property and equipment, net	169,052	145,129	66,807	37,563	35,102
Intangible assets	13,645	15,888	2,456	—	—
Goodwill, net	124,375	117,146	61,448	45,304	44,865
Other assets	—	—	—	—	—

Total assets	$402,546	$361,938	$201,728	$173,044	$165,013

Liabilities and Stockholders’ Equity:
Current liabilities	$91,133	$88,669	$48,331	$38,806	$46,412
Long-term debt	109,831	93,139	8,588	11,507	17,931
Other non-current liabilities	11,414	6,983	5,007	3,546	2,715

Total stockholders’ equity	$190,027	$173,171	$139,802	$119,185	$97,955

Total commitments under operating leases	$58,639	$38,827	$40,239	$46,564	$48,580

Selected Financial Data (continued) (Thousands of dollars, except per share amounts)

Year	2007	2006	2005	2004	2003

Operating Ratios (3)
Total company	96.6%	94.5%	94.1%	94.9%	95.5%
Less-than-truckload	96.0%	93.7%	93.1%	94.2%	94.3%
Logistics	93.8%	93.3%	94.7%	95.3%	96.2%
Truckload	94.9%	94.7%	93.5%	94.5%	98.2%

Notes:

(1)	Income from continuing operations before depreciation and amortization expense (“EBITDA”) is a non-GAAP financial measure which does not have any standardized meaning prescribed by GAAP. EBITDA represents net income, minus cumulative change in accounting policy, plus (minus) income tax expense (benefit), plus net interest expense, and plus depreciation and amortization. The Company uses EBITDA in evaluating its operating performance compared to that of other companies in its industry, as the calculation of EBITDA eliminates the effects of financing, income taxes and the accounting effects of capital spending, which items may vary for different companies for reasons unrelated to overall operating performance. When analyzing its operating performance, however, investors should use EBITDA in addition to, not as an alternative for, income from operations and net income, as those items are defined by GAAP. Investors should also note that the Company’s presentation of EBITDA may not be comparable to similarly titled measures used by other companies. EBITDA is reconciled to net income as follows:

	Year ended December 31,
	2007	2006	2005	2004	2003

Net income	$13,710	$19,399	$17,938	$14,943	$10,336
Cumulative change in accounting principle	—	(141)	—	—	—
Income tax expense	863	6,122	7,191	3,983	3,158
Interest expense, net	8,426	2,660	298	51	1,320
Depreciation and amortization	20,770	12,490	6,965	5,206	5,494

EBITDA	$43,769	$40,530	$32,392	$24,183	$20,308

(2)	Please see Note 18 to the Consolidated Financial Statements for differences between United States and Canadian GAAP.

(3)	Operating ratio (“OR”) is a non-GAAP financial measure which does not have any standardized meaning prescribed by GAAP. OR is the sum of operating expenses, selling, general and administrative expenses, other expenses (income), and depreciation and amortization expense, divided by revenue. OR allows management to measure the Company and its various segments’ operating efficiency. OR is a widely recognized measure in the transportation industry which provides a comparable benchmark for evaluating the Company’s performance compared to its competitors’. Investors should also note that the Company’s presentation of OR may not be comparable to similarly titled measures by other companies. OR is calculated as follows:

	Year ended December 31,
	2007	2006	2005	2004	2003

Operating expenses	$565,094	$426,515	$357,960	$319,295	$282,016
Selling, general and administrative expenses	62,086	47,448	37,881	31,263	29,366
Other expenses (income)	(432)	(434)	(41)	(146)	136
Depreciation and amortization expense	20,770	12,490	6,965	5,206	5,494

	$647,518	$486,019	$402,765	$355,618	$317,012

Revenue	$670,517	$514,059	$428,192	$374,595	$331,826

Operating ratio (“OR”)	96.6%	94.5%	94.1%	94.9%	95.5%

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
          The MD&A and the documents incorporated by reference herein contain forward-looking statements regarding, but not limited to, the following:
•	the Company’s objective to complete its LTL IT system and operating integration initiatives and realize superior service for its customers, linehaul optimization and new inter-regional marketing opportunities;

•	the Company’s objective to expand, or acquire a less-than-truckload operation, in a new regional market;

•	the Company’s objective to achieve profitable revenue growth in the less-than-truckload segment;

•	the Company’s intention to improve results from yield improvement and operating efficiencies in the less-than-truckload segment;

•	the Company’s intention to achieve above average transborder and inter-regional growth rates;

•	the Company’s intention to develop profitable accounts in the Logistics segment;

•	the Company’s intention to increase revenue and income from the previously announced new major supply chain contract in the Logistics segment;

•	the Company’s ability to achieve margin and asset utilization gains in its Truckload segment;

•	the Company’s ability to expand and diversity its customer base in the Truckload segment; and

•	the Company’s intention to purchase a specified level of capital assets and to finance such acquisitions with cash flow from operations and, if necessary, from the Company’s unused credit facilities.
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
          As a result of an increased number of U.S. shareholders and the continued expansion within the United States, the Company, commencing the first quarter of 2006, elected U.S. GAAP as its primary reporting standard. Therefore a reconciliation from U.S. GAAP to Canadian GAAP has been provided in note 18. This disclosure will no longer be required for Vitran commencing the first quarter of 2008 under the Ontario Securities Commission regulations.
EXECUTIVE SUMMARY
          The year ended December 31, 2007 was a challenging year for Vitran and the entire freight transportation industry in North America. The economic slowdown in North America that became apparent to Vitran in the third quarter of 2006 persisted throughout 2007. However, Vitran still managed to establish record annual revenue of $670.5 million and record cash flows from operations before working capital changes of $34.3 million for the year ended December 31, 2007. These general economic challenges resulted in intensified price competition in Vitran’s core regional LTL operations and the Company’s diluted earnings declined to $1.00 per share.
          Notwithstanding the economy, the Company remained committed to its strategic objectives in 2007. The Company completed its fourth acquisition in the past three years and its first logistics supply chain purchase, acquiring Ontario, California-based Las Vegas/L.A. Express Inc. (“LVLA”) on November 30, 2007. LVLA preceded three LTL acquisitions, PJAX Freight Systems (“PJAX”) on October 2, 2006, Sierra West Express (“SWE”) on January 3, 2006 and Chris Truck Line (“CTL”) on May 31, 2005. These three LTL acquisitions expanded Vitran’s LTL coverage from 16 U.S. central states to 29 U.S. states from New Jersey to California.
          LVLA added six leased facilities and 470,000 square feet of supply chain logistics space in the states of California, Arizona, Nevada and New Mexico to Vitran’s existing logistics operations, bringing the total to approximately 1.2 million square feet under management throughout the U.S. and Canada. The purchase price consideration was $6.3 million in cash, $1.9 million of assumed debt, $4.3 million of potential cash consideration contingent upon LVLA reaching specific financial objectives over the next two fiscal years and transaction costs totaling $0.3 million. The cash portion of the transaction was financed from Vitran’s syndicated operating facility.

          Within Vitran’s U.S. LTL business unit, significant progress was made on the strategic initiative to migrate all U.S. LTL operations to a new common transportation operating system. Considerable operating management and IT resources were consumed to ensure milestones were successfully realized in 2007 and to ensure effective system-wide migration would be complete in 2008. This new transportation operating system will allow for the successful integration of operations across all the acquired entities in the United States and enhance Vitran’s ability to provide superior service to its customers.
          Furthermore, the Company re-invested in its core operating segments in 2007 by purchasing all its rolling stock requirements and acquiring real estate in strategic markets. The LTL segment purchased and expanded service centers in Wichita, Kansas and Cincinnati, Ohio respectively and is nearing completion of construction of the new Toronto, Ontario, Canada service center. Furthermore the Company secured commitments for facilities in Las Vegas, Nevada and Kansas City, Kansas that will close early in the first quarter of 2008.
RESULTS OF OPERATIONS 2007 COMPARED TO 2006
CONSOLIDATED RESULTS
          The following table summarizes the Consolidated Statements of Income for the three years ended December 31:

(in thousands of dollars)	2007	2006	2005	2007 vs 2006	2006 vs 2005

Revenue	$670,517	$514,059	$428,192	30.4%	20.0%
Operating expenses	565,094	426,515	357,960	32.5%	19.2%
SG&A expenses	62,086	47,448	37,881	30.9%	25.3%
Other expenses (income)	(432)	(434)	(41)	(.5%)	958.5%
Depreciation and amortization	20,770	12,490	6,965	66.3%	79.3%
Income from Operations	22,999	28,040	25,427	(18.0%)	10.3%
Interest expense, net	8,426	2,660	298	216.8%	792.6%
Net income	$13,710	$19,399	$17,938	(29.3%)	8.1%

	2007	2006	2005	2007 vs 2006	2006 vs 2005

Earnings per share:
Basic	$1.02	$1.50	$1.43	(32.0%)	4.9%
Diluted	$1.00	$1.48	$1.40	(32.4%)	5.7%
Operating ratio	96.6%	94.5%	94.1%
          Revenue increased 30.4% to $670.5 million in 2007 from $514.1 million in 2006. Revenue in the LTL and Logistics segments increased 32.5% and 32.9% respectively and remained flat in the Truckload segment. The revenue increase in the LTL segment was impacted by the acquisition of PJAX on October 2, 2006. Income from operations declined 18.0% to $23.0 million in 2007 from $28.0 million in 2006. An increase in income from operations of 22.1% at the Logistics segment was offset by declines in income from operations at the LTL segment and Truckload segment of 17.4% and 3.2%, respectively. The Company’s consolidated operating ratio increased to 96.6% in 2007 from 94.5% in 2006. Detailed explanations for the fluctuations in revenue and income from operations are discussed below in “Segmented Results”.
          Selling, general and administrative expenses (“SG&A”) increased 30.9% to $62.1 million in 2007 from $47.4 million in 2006. The increase in SG&A expenses for the 2007 year can primarily be attributed to the acquisition of PJAX on October 2, 2006 not included in the 2006 annual SG&A for the first nine months of that year as well as the inclusion of LVLA for one month in December 2007. Contributing to the remainder of the increase were increases in share-based compensation expense and salary and wage increases across all segments of the Company. With the addition of LVLA on November 30, 2007 and the increase in ongoing compensation-related expenses, SG&A will be higher in 2008 as compared to 2007.
          Depreciation and amortization expense increased 66.3% to $20.8 million in 2007 compared to $12.5 million in 2006. The increase is primarily attributed to the addition of PJAX on October 2, 2006 but also the increase in capital expenditures over the previous two years.
          Interest expense net of interest income was $8.4 million for 2007 compared to $2.7 million for 2006. This increase can be attributed to the draw downs on Vitran’s credit facilities to fund the acquisition of PJAX on October 2, 2006. Also on July 31, 2007, Vitran substantially changed its syndicated credit facilities resulting in a one-time write-off of $0.5 million of deferred financing costs attributable to its former syndication agreement. If not for this write-off, interest expense for the year would have been approximately $7.9 million.
          Income tax expense for 2007 was $0.9 million compared to $6.1 million in 2006. The effective tax rate was 5.9% for 2007 compared to 24.1% in 2006. The decline in income tax expense is due to a decline in earnings before tax and a decline in the effective tax rate. The decrease in the effective tax rate can be attributed to a higher proportion of income being earned in lower tax jurisdictions as well as a decline in future tax rates in Canada. On a consolidated basis, the Company generated taxable losses in the United States, which have been recognized as future tax assets. These taxable losses are the result of tax depreciation and amortization on capital assets and goodwill in excess of GAAP depreciation and amortization attributable to the Company’s acquired businesses over the last three years. Management believes the Company will generate sufficient taxable income to use these losses in the future.
          Net income before cumulative change in accounting principle declined by 28.8% to $13.7 million for 2007 compared to $19.3 in 2006. This resulted in basic and diluted earnings per share before change in cumulative change in accounting principle of $1.02 and $1.00 for the current year compared to $1.49 and $1.47 in 2006. Excluding the one-time write-off of previously deferred financing costs, basic and diluted earnings per share before cumulative effect of change in accounting principle would have been $1.04 and $1.03 for the current year(6). The weighted average number of shares for 2007 was 13.5 million basic and 13.7 million diluted compared to 12.9 million basic and 13.1 million diluted shares in 2006. The increase is attributable to the issuance of common shares as part of the purchase consideration for the PJAX acquisition and the exercise of stock options. Net income declined by 29.3% to $13.7 million for 2007, compared to $19.4 million in 2006. This resulted in basic and diluted earnings per share of $1.02 and $1.00 for the current year, compared to $1.50 and $1.48 in 2006.
          On January 1, 2006 the Company adopted SFAS 123(R), “Share-Based Payments”, using the modified prospective transition method. In accordance with the standard, the Company recognized $0.1 million of income as cumulative effect of change in accounting principle.
          On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, with no cumulative effect adjustment recorded at adoption. The adoption of this standard requires management to make estimates and assumptions that affect reported amounts of tax related assets and liabilities that will impact the effective tax rate of the Company. In addition the effective tax rate in all periods is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The income tax expense differs from the tax computed at the federal statutory income tax rate due primarily to state and provincial income taxes and earnings in foreign jurisdictions. Future effective tax rates could be adversely affected if earnings are lower than anticipated in jurisdictions with lower statutory rates, unfavourable changes in tax laws and regulations, or by adverse tax rulings.

SEGMENTED RESULTS
LTL (Less-than-truckload)
          The table below provides summary information for the LTL segment for the three years ended December 31:

(in thousands of dollars)	2007	2006	2005	2007 vs 2006	2006 vs 2005

Revenue	$584,786	$441,499	$352,693	32.5%	25.2%
Income from operations	23,153	28,029	24,494	(17.4%)	14.4%
Operating ratio	96.0%	93.7%	93.1%

Number of shipments(1)	4,040,306	3,007,985	2,484,064	34.3%	21.1%
Weight (000s of lbs)(2)	5,989,123	4,669,777	3,922,323	28.3%	19.1%
Revenue per shipment(3)	$144.74	$146.78	$141.99	(1.4%)	3.4%
Revenue per hundredweight(4)	9.76	9.45	8.99	3.3%	5.1%
          Revenue in the LTL segment increased 32.5% to $584.8 million in 2007 compared to $441.5 million in 2006. This significant growth in revenue was driven primarily by the acquisition of PJAX on October 2, 2006 but was also augmented by a 26.9% increase in the cross border service offering. The new inter-regional service launched in 2007 represented in excess of 2.0% of total LTL revenue. The Canadian business unit posted historical revenue growth rates for 2007 despite being impacted by a slowdown in the Canadian economy in the fourth quarter of the year. The U.S. LTL business unit struggled with a sluggish U.S. domestic economy throughout 2007 that resulted in a deterioration of regional LTL revenues within all U.S. regions. The impact of the economic slowdown was most severe in the final month of the year.
          The LTL segment, which included a full year of PJAX results in 2007, increased shipments, tonnage and revenue per hundredweight compared to 2006 by 34.3%, 28.3% and 3.3% respectively. However, income from operations decreased 17.4% to $23.1 million in 2007 compared to $28.0 million in 2006. The aforementioned economic environment resulted in competitive pricing pressure that negatively impacted the operating margin of the segment. Income from operations was significantly impacted in the 2007 fourth quarter, particularly the month of December, as income from operations declined $6.1 million or 73.2% compared to the same quarter in 2006. The LTL segment operating ratio was 96.0% for 2007 compared to 93.7% in 2006.
Logistics
          The table below provides summary information for the Logistics segment for the three years ended December 31:

(in thousands of dollars)	2007	2006	2005	2007 vs 2006	2006 vs 2005

Revenue	$52,845	$39,762	$40,261	32.9%	(1.2%)
Income from operations	3,271	2,679	2,141	22.1%	25.1%
Operating ratio	93.8%	93.3%	94.7%
          Revenue for the Logistics segment increased by 32.9% to $52.8 million compared to $39.8 million in 2006. Shipments within the Brokerage business unit declined 3.9% in 2007 compared to 2006. However the Supply Chain business unit grew revenue and income from operations acquiring new transactional and expanded dedicated contracts in 2007. Prior to the acquisition of LVLA, square footage under management at the Supply Chain unit was 750,000 square feet at December 31, 2007 compared to 622,000 square feet at December 31, 2006. Furthermore, the additional 470,000 square feet under management provided by the addition of LVLA for the month of December bolstered revenue and income from operations in the Supply Chain business unit. These factors resulted in an increase in income from operations of 22.1% to $3.3 million and an operating ratio of 93.8% in 2007 compared to 93.3% in 2006.
Truckload
          The table below provides summary information for the Truckload segment for the three years ended December 31:

(in thousands of dollars)	2007	2006	2005	2007 vs 2006	2006 vs 2005

Revenue	$32,886	$32,798	$35,238	0.3%	(6.9%)
Income from operations	1,678	1,734	2,308	(3.2%)	(24.9%)
Operating ratio	94.9%	94.7%	93.5%
          Revenue for the Truckload segment increased 0.3% to $32.9 million in 2007 from $32.8 million in 2006. Revenue per mile(5) was flat and shipments increased 3.4% compared to 2006. This was offset by an increase in empty miles of 7.7%, resulting in a decline in income from operations of 3.2% to $1.7 million compared to 2006. The operating ratio was 94.9% in 2007 compared to 94.7% in 2006.
RESULTS OF OPERATIONS 2006 COMPARED TO 2005
CONSOLIDATED RESULTS
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
SEGMENTED RESULTS
LTL (Less-than-truckload)
          The LTL segment posted significant growth for 2006 compared to 2005, increasing revenue and expanding income from operations. Revenue increased 25.2% to $441.5 million in 2006 compared to $352.7 million in 2005, primarily driven by the acquisitions of CTL on May 31, 2005, SWE on January 3, 2006 and PJAX on October 2, 2006. These three acquisitions expanded Vitran’s LTL service footprint into the southwestern, western and eastern United States. Moreover, the legacy business units within the U.S. central states and Canada grew revenue 6.6%. Intermodal service issues that impacted growth in the Canadian national line of business for the previous two years were not factors in 2006 and the Canadian business unit posted historical growth rates. The unique transborder service offering between Vitran’s Canadian and U.S. LTL operations grew 22.6% in 2006 compared to 2005. Lastly, the LTL segment commenced its U.S. inter-regional sales initiatives in May of 2006 between the central and southwest regions and November 2006 between the central and western regions. With the addition of the PJAX’s eastern states to Vitran’s LTL service area and subsequent to the completion of an information technology migration across all U.S. LTL business units, above average revenue growth in the inter-regional line of business is expected in 2007.
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
Truckload
          Revenue for the Truckload segment decreased 6.9% to $32.8 million in 2006 from $35.2 million in 2005. With a stable pricing environment in the midwestern U.S. attributable to a tight driver market, the Company’s Truckload segment maintained a focus on better yielding freight. Consequently, revenue per total mile (5) compared to 2005 was flat while empty miles decreased by 9.3%. Nonetheless the slowdown in the economy during the second half of 2006 as well as an insufficient number of qualified drivers resulted in a 10% decline in shipments for 2006 compared to 2005. As a result income from operations declined 24.9% to $1.7 million for 2006 compared to $2.3 million for 2005.

Notes:

(1)	A shipment is a single movement of goods from a point of origin to its final destination as described on a bill of lading document.

(2)	Weight represents the total pounds shipped by each LTL business unit.

(3)	Revenue per shipment represents revenue divided by the number of shipments.

(4)	Revenue per hundredweight is the price obtained for transporting 100 pounds of LTL freight from point to point, calculated by dividing the revenue for an LTL shipment by the hundredweight (weight in pounds divided by 100) for a shipment.

(5)	Revenue per total mile represents revenue divided by the total miles driven.

(6)	Reconciliation to net income and earnings per share excluding the one-time write-off of previously deferred financing costs:

Year ended December 31
2007
Net income	$13,710
Financing costs written-off, net of tax	304

Adjusted net income	14,014

Weighted average shares outstanding:
Basic	13,458,786
Diluted	13,651,799
Adjusted earnings per share:
Basic	$1.04
Diluted	$1.03
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
          The Company’s business is sensitive to general economic conditions and seasonal fluctuations, although these factors are mitigated somewhat by the variable nature of many of the Company’s costs. Recessionary economic cycles and downturns in customer business cycles, as well as downturns in the principal regional economies where the Company’s operations are located, may affect results of operations. In the trucking industry for a typical year, the second and third quarters usually have the highest business levels, while the first and fourth quarters generally have the lowest business levels. The fourth quarter holiday season and adverse weather conditions generally experienced in the first quarter of the year, such as heavy snow and ice storms, have a negative impact on operating results. Accordingly, revenue and profitability are generally lowest in the first and fourth quarters.
          Vitran is dependent on a major railroad for its national LTL service in Canada. Any reduction in service by the railroad is likely to increase costs for the Company and reduce the reliability, timeliness and overall attractiveness of rail-based services.
          The Company’s exposure to credit risk is not significant as it is not dependent on any particular industry or customer. The Company’s single largest customer accounted for 2.9% of revenue in 2007. The general manufacturing industry at approximately 41% of total LTL revenue in 2007 represents the most significant industry serviced by the Company.

          Labor represents Vitran’s most significant cost and key to service quality. The Company has a history of positive labor relations that will continue to be important to future success. The two unionized terminals in Canada, representing 2.1% of the Company’s labor force, are represented by the International Brotherhood of Teamsters and the Canadian Auto Workers Association. The collective bargaining agreements between the Company and its unionized employees expire on March 31, 2008 and on September 30, 2008, respectively.
          The Company is dependent on its ability to hire and retain qualified drivers including owner operators. Depending on the driver market, Vitran may adjust its compensation packages or operate with fewer drivers, all of which could impact profitability. Furthermore, the Company is dependent on certain key management personnel for the successful operation of the business. Loss of key personnel could harm Vitran’s operations and financial condition.
          While diesel fuel expenses represent an important cost component to Vitran, the extensive use of owner operators and the ability to share significant fuel increases with customers in the form of a fuel surcharge reduces this risk.
          The Company is subject to numerous laws and regulations by the DOT, Environmental Protection Agency (“EPA”), Internal Revenue Service, Canada Customs Regulation Agency and various other federal, state, provincial and municipal authorities. New or more comprehensive laws and regulation including but not limited to fuel emission, driver hours-of-service, taxation or other mandated regulation could impact profitability.
          Measures taken by the U.S. and Canadian governments to strengthen border security regulations could impact service levels. Vitran’s cross-border activity represented approximately 3.7% of the LTL segment revenue in 2007 and the Company has responded to the new requirements to ensure compliance and safety without jeopardizing the quality of service.
          In order to mitigate the exposure to interest rate risk in 2007 and for future periods, the Company entered into floating-to-fixed interest rate swap contracts with various expiry dates extending to December 31, 2011. At December 31, 2007, 65% of the Company’s syndicated credit facility was subject to fixed interest rate derivatives. Of Vitran’s total debt 73% is subject to fixed interest rates. Management continues to evaluate the Company’s need to fix interest rate exposure or unwind current interest rate swap contracts on an ongoing basis.
          The Company has exposure to foreign currency risk as fluctuations in the U.S. dollar against the Canadian dollar can impact the financial results of the Company. Management has designated the Company’s $72.2 million of U.S. dollar denominated long-term debt in Canada as a hedge to the foreign currency exposure generated by the Company’s U.S. operations. The Company’s Canadian operations realize foreign exchange gains and losses on the U.S. dollar revenue generated against expenses denominated in Canadian dollars. Furthermore, the Company reports its results in U.S. dollars thereby exposing the results of the Company’s Canadian operations to foreign currency fluctuations.
          The Company is subject to financial maintenance tests under its term and revolving credit facilities. These tests require maintenance of certain maximum leverage and minimum interest coverage ratios, among other restrictions, that could limit the availability of capital to fund future growth.
          Vitran Corporation Inc. is a holding company. The Company’s ability to meet its financial obligations is dependant primarily upon the receipt of interest and principal payments on intercompany advances, management fee payments, cash dividends and other payments from the Company’s subsidiaries together with the proceeds raised through the issuance of debt.
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

          The Company is exposed to insurance and claims expenses. Vitran is exposed to claims resulting from cargo loss, auto liability and workers’ compensation. An increase in the number and severity of future claims could have an impact on profitability.
          The Company has indicated that it will integrate the information technology and operations of its acquired companies and future acquisitions within its U.S. LTL business unit. Integration initiatives may not realize the anticipated benefits due to operational issues, disruptions and distractions for employees and management, and potential failures in due diligence.
LIQUIDITY AND CAPITAL RESOURCES
          Cash flow from operations before working capital changes for the year increased to $34.3 million in 2007 compared to $34.1 million in 2006 due primarily to the increase in depreciation and amortization expense. Non-cash working capital changes consumed $1.3 million primarily due to an increase in accounts receivable offset by a decrease in accounts payable and accrued liabilities. The days sales outstanding was 38.9 days for 2007 compared to 37.7 days for 2006.
          On November 30, 2007 the Company acquired LVLA for an aggregate potential purchase price of $12.8 million, comprised of $6.3 million in cash, $1.9 million of assumed debt, $4.3 million of potential cash consideration contingent upon LVLA reaching specific financial objectives over the next two fiscal years and transaction costs totaling $0.3 million. The cash portion of the transaction was financed from draw downs on the Company’s revolving credit facility.
          During the third quarter of 2007 the Company signed a new five-year seven-bank syndication agreement, replacing the three-bank agreement expiring in 2009. Under this agreement, the Company increased liquidity, reduced its interest rate spreads and added a $50 million “Accordion” feature to facilitate additional borrowings if required. Under this new agreement at December 31, 2007 interest-bearing debt was $101.0 million consisting of $56 million of term debt and $45 million drawn under the revolving credit facility. In addition the Company had $2.9 million of additional term debt, $22.9 million of capital leases and a $1.2 million note payable for a total of $128.0 million of interest-bearing debt outstanding at December 31, 2007. At December 31, 2006, interest-bearing debt was $108.9 million consisting of $81.9 million of term debt, capital leases of $19.7 million and $7.2 million drawn under the revolving credit facility.
          During the year, the Company repaid $9.1 million of term debt and $7.8 million of capital leases and borrowed $22.4 million on the revolving credit facility as well as $10.4 million of new capital leases. At December 31, 2007, the Company had $27.9 million of unused credit facilities, net of outstanding letters of credit.
          Capital expenditures amounted to $33.2 million for 2007 and were primarily funded out of operating cash flows, new capital leases and the revolving credit facility. The majority of capital expenditures in 2007 were for replacement rolling stock and real estate related expenditures. The Company purchased a facility in Wichita, Kansas expanded its Cincinnati, Ohio facility and is nearing completion of construction of its new LTL service center in Toronto, Ontario. The table below sets forth the Company’s capital expenditures for the years ended December 31, 2007, 2006 and 2005.

	Year ended December 31,
(in thousands of dollars)	2007	2006	2005

Real estate and buildings	$10,728	$14,459	$7,632
Tractors	13,362	3,056	2,793
Trailing fleet	5,580	7,587	10,969
Information technology	1,471	761	938
Leasehold improvements	245	186	277
Other equipment	1,840	1,087	254

Total	$33,226	$27,136	$22,863

          Management estimates that cash capital expenditures for 2008 will be between $14.0 million and $21.0 million. This includes real estate purchase commitments for facilities in Las Vegas, Nevada and Kansas City, Kansas. The Company may potentially enter into operating leases to fund the acquisition of specific equipment with a capital cost of between $17.0 million and $23.0 million. The Company expects to finance its capital requirements with cash flow from operations, new capital or operating leases and if required, its $27.9 million of unused credit facilities.
          The Company has contractual obligations that include long-term debt consisting of term debt facilities, revolving credit facilities, capital leases for operating equipment and off-balance sheet operating leases primarily consisting of tractor, trailing fleet and real estate leases. Operating leases form an integral part of the Company’s financial structure and operating methodology as they provide an alternative cost effective and flexible form of financing. At December 31, 2007 the Company secured purchase commitments for the acquisition of facilities in Las Vegas, Nevada and Kansas City, Kansas that will close in the first quarter of 2008. The following table summarizes our significant contractual obligations and commercial commitments as of December 31, 2007:

(in thousands of dollars)		Payments due by period
Contractual Obligations	Total	2008	2009 & 2010	2011 & 2012	Thereafter

Term credit facilities	$58,911	$9,020	$23,891	$26,000	$ Nil
Revolving credit facilities	45,023	Nil	Nil	45,023	Nil
Capital lease obligations	22,860	7,943	9,260	5,657	Nil
Note payable	1,181	1,181	Nil	Nil	Nil

Sub-total	127,975	18,144	33,151	76,680	Nil
Off-balance sheet commitments
Purchase Commitments	5,000	5,000	Nil	Nil	Nil
Operating leases	58,639	17,425	23,169	13,838	4,207

Total contractual obligations	$191,614	$40,569	$56,320	$90,518	$4,207

          In addition to the above-noted contractual obligations, the Company, as at December 31, 2007, utilized the revolving credit facility for standby letters of credit of $19.6 million. The letters of credit are used as collateral for self-insured retention of insurance claims.
          A significant decrease in demand for our services could limit the Company’s ability to generate cash flow and affect its profitability. The Company’s credit agreement contains certain financial maintenance tests that require the Company to achieve stated levels of financial performance, which, if not achieved, could cause an acceleration of the payment schedules. Management does not anticipate a significant decline in business levels or financial performance and expects that existing working capital, together with available revolving facilities, will be sufficient to fund operating and capital requirements in 2008 as well as service the contractual obligations.
OUTLOOK
          As previously mentioned, fiscal 2007 was a challenging year, with the continued sluggishness of the North American economy and pricing pressures with the Transportation sector impacting the operating results of all segments. Albeit Vitran established record revenue and cashflow from operations for the year, net income declined. The Company in 2007 reduced its claims ratio in the U.S. LTL operation. Significant milestones were achieved in the U.S. LTL IT systems migration with Vitran’s eastern region successfully going live in the third quarter of 2007. The LTL segment achieved a double digit transborder growth rate and both the Canadian LTL and U.S. LTL business units increased revenue and yield. The Logistics segment had a record financial year, expanded its customer base and made its first strategic acquisition with LVLA giving the Company new retail opportunities in North America.
          For 2008, Vitran’s LTL segment will remain opportunistic with its objective to acquire or extend its LTL operation into new regional markets. Management will continue to evaluate LTL expansion opportunities with a view to ensuring the appropriate fit to its existing LTL network. At December 31, 2007, the Company had $27.9 million of unused credit facilities. LTL management intends to continue its focus on the LTL transborder business with a view to maintaining above average year-over-year revenue growth.

          The U.S. LTL business unit will focus on the completion of its IT systems migration initiative across the remaining U.S. LTL regions in the central, southwestern and western states. Upon completion, U.S. LTL management will focus on operational integration programs primarily in the legacy PJAX acquisition overlap states of Michigan, Ohio, Kentucky and Indiana. Benefits of the operational integration will be realized with linehaul optimization, elimination of service centre and rolling stock redundancy, and superior service to Vitran’s customers. Furthermore, this will lead to an incremental marketing opportunity as Vitran initiates its new inter-regional sales effort from the eastern U.S. states and back throughout the entire U.S. LTL network.
          The Canadian LTL business unit will endeavor to complete the construction of the new Toronto cross-dock facility, successfully move its national office and service centre resources, and achieve operational efficiencies.
          The Logistics segment will continue to concentrate on gaining new profitable business that also utilizes the services of the Company’s LTL infrastructure. Logistics management will focus on customer opportunities and operational initiatives within the newly acquired LVLA business. Preparations for the new major supply chain client, announced at the end of the 2007 second quarter, are underway and will expand revenue and income from operations in the second half of 2008.
          Truckload segment management will focus on expanding and diversifying its customer base, margin expansion and asset utilization. There are no capital expenditures budgeted in 2008 for the Truckload segment.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
          The Company prepares its financial statements in accordance with generally accepted accounting principles (“GAAP”) in the United States together with a reconciliation to Canadian GAAP, as disclosed in Note 18 to the Consolidated Financial Statements.
          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Significant accounting policies and methods used in preparation of the financial statements are described in Note 1 to the Consolidated Financial Statements. The Company evaluates its estimates and assumptions on a regular basis, based on historical experience and other relevant factors. Significant estimates are used in determining, but not limited to, the allowance for doubtful accounts, deferred tax assets, claims and insurance accruals, share-based compensation, intangible asset values and the fair value of reporting units for purposes of goodwill impairment tests. Actual results could differ materially from those estimates and assumptions.
Revenue Recognition
          The Company’s LTL and Truckload business units and Freight Brokerage operations recognize revenue upon the delivery of the related freight and direct shipment costs as incurred. Revenue for the Logistics operations is recognized as the management services are provided.
Allowance for Doubtful Accounts
          The Company records an allowance for doubtful accounts related to accounts receivable that may potentially be impaired. The allowance is based on the Company’s knowledge of the financial condition of its customers, the aging of the receivables, current business environment, customer and industry concentrations, and historical experience. A change to these factors could impact the estimated allowance. The provision for bad debts is recorded in selling, general and administrative expenses.
Claims and Insurance Accruals
          Claims and insurance accruals reflect the estimated ultimate total cost of claims, including amounts for claims incurred but not reported, for cargo loss and damage, bodily injury and property damage, workers’ compensation, long-term disability and group health. In Canada, the Company has a $50,000 deductible and in the

United States $350,000 self-insurance retention (“SIR”) per incident for auto liability, casualty and cargo claims. In the United States the Company has an $350,000 SIR per incident for workers’ compensation and $250,000 SIR per incident for employee medical. In establishing these accrued expenses, management evaluates and monitors each claim individually, and uses factors such as historical experience, known trends and third party estimates to determine the appropriate reserves for potential liability. Changes in severity of previously reported claims, significant changes in the medical costs and legislative changes affecting the administration of the plans could significantly impact the determination of appropriate reserves in future periods.
Goodwill and Intangible Assets
          The Company performs its goodwill impairment test annually, and more frequently if events or changes in circumstances indicate that an impairment loss may have occurred. Impairment is tested at the reporting unit level by comparing the reporting unit’s carrying amount to its implied fair value. The methodology used to measure fair value is the discounted cash flow method. The discounted cash flow method requires certain assumptions for growth in earnings before interest, taxes and depreciation, future tax rates, capital re-investment, fair value of the assets and liabilities, and discount rate. The discount rate is based on the Company’s estimated weighted average cost of capital. Actual recovery of goodwill could differ from these assumptions based on market conditions and other factors. In the event goodwill is determined to be impaired, a charge to earnings would be required. As at September 30, 2007, Vitran completed its annual goodwill impairment test and concluded that there was no impairment.
          The Company has not yet completed the allocation of purchase price to intangible assets for the LVLA acquisition in 2007.
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
Share-Based Compensation
          Under the Company’s stock option plan, options to purchase common shares of the Company may be granted to key employees, officers and directors of the Company and its affiliates by the Board of Directors or by the Company’s Compensation Committee. The Company accounts for stock options in accordance with SFAS Statement 123(R) with compensation expense amortized over the vesting period based on the Black-Scholes-Morton fair value on the grant date. The Company adopted SFAS 123(R) on January 1, 2006 and recorded $0.1 million in income related to the cumulative effect of change in accounting principle.
Income Taxes
          The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the deferred tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Significant judgment is required in determining whether deferred tax assets will be realized in full or in part. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company adopted FIN 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007 with no cumulative effect adjustment recorded at adoption. FIN 48 requires that uncertain tax positions are evaluated in a two-step process, whereby (1) the Company determines whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company would recognize the largest amount of tax benefit that is greater than fifty percent likely of being realized upon ultimate settlement with the related tax authority.

CHANGES IN ACCOUNTING POLICY
          See Note 1 to the accompanying consolidated financial statements for discussion of United States GAAP recent accounting pronouncements and see Note 18 for Canadian GAAP recent accounting pronouncements.
RELATED PARTIES
          None.
ITEM 7.a—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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

(in thousands of dollars)		Payments due by period
Long-term debt	Total	2008	2009 & 2010	2011 & 2012	Thereafter

Variable Rate
Term bank facility	$56,000	$8,000	$22,000	$26,000	$ Nil
Average interest rate (LIBOR)	6.08%	6.08%	6.08%	6.08%
Term bank facility	2,911	1,020	1,891	Nil	Nil
Average interest rate (LIBOR)	6.58%	6.58%	6.58%
Revolving bank facility	30,900	Nil	Nil	30,900	Nil
Average interest rate (LIBOR)	6.08%			6.08%
Revolving bank facility	14,123	Nil	Nil	14,123	Nil
Average interest rate (CAD BA)	5.64%			5.64%

Fixed Rate
Capital lease obligations	22,860	7,943	9,260	5,657	Nil
Average interest rate	6.15%	6.15%	6.15%	6.15%
Note payable	1,181	1,181	Nil	Nil	Nil
Average interest rate	6.0%	6.0%

Total	$127,975	$18,144	$33,151	$76,680	$ Nil

          The Company uses variable-to-fixed interest rate swaps on its term and revolving debt facilities with a notional amount of $68.9 million at December 31, 2007. The average pay rate on the swaps is 4.94% and the average receive rate is the three-month LIBOR rate which is currently 4.83%.
          The Company is exposed to foreign currency risk as fluctuations in the United States dollar against the Canadian dollar can impact the financial results of the Company. The Company’s Canadian operations realize foreign currency exchange gains and losses on the United States dollar denominated revenue generated against Canadian dollar denominated expenses. Furthermore, the Company reports its results in United States dollars thereby exposing the results of the Company’s Canadian operations to foreign currency fluctuations. In addition, the Company’s United States dollar debt of $72.2 million is designated as a hedge of the investment in the United States’ self-sustaining foreign operations.
          In addition to the information disclosed above, further information required by Item 7A of Form 10-K appears in Item 7 of this Annual Report on Form 10-K under the headings “Liquidity and Capital Resources” and “General Risks and Uncertainties”.

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
          Consolidated Balance Sheets as at December 31, 2007, and 2006 and the Consolidated Statements of Income, Shareholders’ Equity and Cash Flow for the years ended December 31, 2007, 2006, and 2005, are reported on by KPMG LLP, Chartered Accountants.
          These statements are prepared in accordance with GAAP in the United States and in Canada. A reconciliation of the differences between United States and Canadian GAAP is included on Note 18 to the Consolidated Financial Statements.
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
          The Board of Directors is responsible for ensuring that management fulfills its responsibility for financial reporting and is ultimately responsible for reviewing and approving the Consolidated Financial Statements. The Board appoints the Audit Committee, comprised of non-management directors, which meets with management and KPMG LLP, the external auditors, at least once a year to review, among other things, accounting policies, annual financial statements, the result of the external audit examination, and the management discussion and analysis included in the Annual Report on Form 10-K. The Audit Committee reports its finding to the Board of Directors so that the Board may properly approve the financial statements. Additional commentary on corporate governance appears in the Company’s proxy statement for the 2008 Annual and Special Meeting of its Shareholders and the information therein is incorporated herein by reference.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Vitran Corporation Inc.
We have audited the accompanying consolidated balance sheets of Vitran Corporation Inc. (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2007. Our audit also included the financial statement schedule listed in the Index under Part IV, Item 15(a)2. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vitran Corporation Inc. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.
U.S. generally accepted accounting principles vary in certain significant respects from Canadian generally accepted accounting principles. Information relating to the nature and effect of such differences is prescribed in note 18 to the consolidated financial statements.
As discussed in note 1 to the consolidated financial statements, on January 1, 2007, Vitran Corporation Inc. changed its method of accounting for income tax uncertainties in accordance with guidance provided in FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement 109 and on January 1, 2006, Vitran Corporation Inc. changed its method of accounting for stock-based compensation in accordance with guidance provided in Statement of Financial Accounting Standards No. 123(R), Share-Based Payments.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Vitran Corporation Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 7, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Chartered Accountants, Licensed Public Accountants
/s/ KPMG LLP
Toronto, Canada
February 7, 2008

Consolidated Balance Sheets
(Amounts in thousands of United States dollars)
December 31, 2007 and 2006

	2007	2006

Assets
Current assets:
Cash and cash equivalents	$5,131	$5,208
Accounts receivable	74,261	66,051
Inventory, deposits and prepaid expenses	11,325	10,796
Income and other taxes recoverable	2,232	—
Deferred income taxes (note 8)	2,599	1,720

Total current assets	95,548	83,775

Property and equipment (note 4)	169,062	145,129
Intangible assets (note 5)	13,645	15,888
Goodwill (note 6)	124,375	117,146
Other	—	150

Total assets	$402,630	$362,088

Liabilities and Shareholders’ Equity

Current liabilities:
Bank overdraft	$5,521	$3,754
Accounts payable and accrued liabilities (note 1(q))	67,468	67,916
Income and other taxes payable	—	1,275
Current portion of long-term debt (note 7)	18,144	15,724

Total current liabilities	91,133	88,669

Long-term debt (note 7)	109,831	93,139
Other	3,512	—
Deferred income taxes (note 8)	7,810	6,983

Shareholders’ equity:
Common shares, no par value, unlimited authorized, 13,448,159 and 13,419,859 issued and outstanding in 2007 and 2006, respectively (note 9)	77,246	76,913
Additional paid-in capital	2,436	1,607
Retained earnings	104,478	90,933
Accumulated other comprehensive income (note 3)	6,184	3,844

Total shareholders’ equity	190,344	173,297

Lease commitments (note 14)
Contingent liabilities (note 16)

Total liabilities and shareholders’ equity	$402,630	$362,088

On behalf of the Board:

/s/ RICHARD D. McGRAW	/s/ JOHN R. GOSSLING

Chairman	Director
See accompanying notes to consolidated financial statements.

Consolidated Statements of Income
(Amounts in thousands of United States dollars, except per share amounts)
Years ended December 31, 2007, 2006 and 2005

			2005
	2007	2006	(US and
	(US GAAP)	(US GAAP)	CDN GAAP)

Revenue	$670,517	$514,059	$428,192

Operating expenses	565,094	426,515	357,960
Selling, general and administrative expenses	62,086	47,448	37,881
Other income	(432)	(434)	(41)
Depreciation and amortization	20,770	12,490	6,965

	647,518	486,019	402,765

Income from operations before the undernoted	22,999	28,040	25,427

Interest on long-term debt	(8,554)	(2,887)	(771)
Interest income	128	227	473

	(8,426)	(2,660)	(298)

Income from operations before income taxes	14,573	25,380	25,129

Income taxes (recovery) (note 8):
Current	1,638	4,177	3,506
Deferred	(775)	1,945	3,685

	863	6,122	7,191

Net income before cumulative effect of change in accounting principle	13,710	19,258	17,938

Cumulative effect of change in accounting principle	—	141	—

Net income	$13,710	$19,399	$17,938

Income per share:

Basic:
Net income before cumulative effect of change in accounting principle	$1.02	$1.49	$1.43
Cumulative effect of change in accounting principle	—	0.01	—

Net income	$1.02	$1.50	$1.43

Diluted:
Net income before cumulative effect of change in accounting principle	$1.00	$1.47	$1.40
Cumulative effect of change in accounting principle	—	0.01	—

Net income	$1.00	$1.48	$1.40

Weighted average number of shares:
Basic	13,458,786	12,887,401	12,516,265
Diluted	13,651,799	13,124,865	12,848,360

The cumulative effect of change in accounting principle is not applicable under Canadian GAAP for the year ended December 31, 2005.
See accompanying notes to consolidated financial statements.

Consolidated Statements of Shareholders’ Equity
(Amounts in thousands of United States dollars)
Years ended December 31, 2007, 2006 and 2005

					Accumulated
			Additional		other	Total
	Common shares		paid-in	Retained	comprehensive	shareholders’
	Number	Amount	capital	earnings	income	equity

December 31, 2006	13,419,859	$76,913	$1,607	$90,933	$3,844	$173,297
Shares issued upon exercise of employee stock options	58,500	571	(168)	—	—	403
Shares repurchased for cancellation (note 9)	(30,200)	(238)	—	(165)	—	(403)
Net income	—	—	—	13,710	—	13,710
Other comprehensive income (note 3)	—	—	—	—	2,340	2,340
Share-based compensation (note 9)	—	—	997	—	—	997

December 31, 2007	13,448,159	$77,246	$2,436	$104,478	$6,184	$190,344

					Accumulated
			Additional		other	Total
	Common shares		paid-in	Retained	comprehensive	shareholders’
	Number	Amount	capital	earnings	income	equity

December 31, 2005	12,647,636	$63,604	$956	$71,553	$3,689	$139,802
Shares issued upon exercise of employee stock options	97,300	526	(47)	—	—	479
Shares repurchased for cancellation (note 9)	(2,000)	(14)	—	(19)	—	(33)
Net income	—	—	—	19,399	—	19,399
Other comprehensive income (note 3)	—	—	—	—	155	155
Share-based compensation (note 9)	—	—	839	—	—	839
Shares issued upon acquisition of subsidiary (note 2)	676,923	12,797	—	—	—	12,797
Cumulative effect of a change in accounting principle (note 1(l))	—	—	(141)	—	—	(141)

December 31, 2006	13,419,859	$76,913	$1,607	$90,933	$3,844	$173,297

					Accumulated
			Additional		other	Total
	Common shares		paid-in	Retained	comprehensive	shareholders’
	Number	Amount	capital	earnings	income	equity

December 31, 2004	12,419,678	$60,798	$323	$54,215	$3,855	$119,191
Shares issued upon exercise of employee stock options	85,300	303	(21)	—	—	282
Shares repurchased for cancellation	(59,800)	(297)	—	(600)	—	(897)
Net income	—	—	—	17,938	—	17,938
Other comprehensive loss (note 3)	—	—	—	—	(166)	(166)
Share-based compensation (note 9)	—	—	654	—	—	654
Shares issued upon acquisition of subsidiary (note 2)	202,458	2,800	—	—	—	2,800

December 31, 2005	12,647,636	$63,604	$956	$71,553	$3,689	$139,802

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows
(Amounts in thousands of United States dollars)
Years ended December 31, 2007, 2006 and 2005

			2005
	2007	2006	(US and
	(US GAAP)	(US GAAP)	CDN GAAP)

Cash provided by (used in):

Operations:
Net income	$13,710	$19,399	$17,938
Items not involving cash from operations:
Depreciation and amortization	20,770	12,490	6,965
Deferred income taxes	(775)	1,945	3,685
Gain on sale of property and equipment	(432)	(434)	(41)
Share-based compensation expense	997	839	654
Cumulative effect of change in accounting principle	—	(141)	—
Change in non-cash working capital components	(1,274)	1,026	(2,034)

	32,996	35,124	27,167

Investments:
Purchases of property and equipment	(22,870)	(27,136)	(22,863)
Proceeds on sale of property and equipment	931	2,490	97
Acquisition of subsidiary, net	(5,990)	(89,284)	(28,192)
Additional payments due to acquisition of subsidiary	(8,901)	—	—
Acquisition of business assets	—	(2,251)	—
Marketable securities	—	—	31,974

	(36,830)	(116,181)	(18,984)

Financing:
Change in revolving credit facility and bank overdraft	24,170	7,984	2,947
Proceeds from long-term debt	—	70,500	—
Repayment of long-term debt	(9,124)	(5,825)	(3,030)
Repayment of capital leases	(7,842)	(1,644)	—
Financing cost	(917)	—	—
Issue of common shares upon exercise of stock options	403	479	282
Repurchase of common shares	(403)	(33)	(921)

	6,287	71,461	(722)

Effect of translation adjustment on cash	(2,530)	212	(244)

Increase (decrease) in cash and cash equivalents	(77)	(9,384)	7,217

Cash and cash equivalents, beginning of year	5,208	14,592	7,375

Cash and cash equivalents, end of year	$5,131	$5,208	$14,592

Change in non-cash working capital components:
Accounts receivable	$(5,254)	$2,278	$(3,419)
Inventory, deposits and prepaid expenses	975	598	(1,963)
Income and other taxes recoverable/payable	(2,157)	151	(1,275)
Accounts payable and accrued liabilities	5,162	(2,001)	4,623

	$(1,274)	$1,026	$(2,034)

Supplemental cash flow information:
Interest paid	$8,827	$2,480	$769
Income taxes paid	6,997	5,586	5,063

Supplemental disclosure of non-cash transactions:
Capital lease additions	10,356	—	—
Issuance of shares to seller in acquisition	—	12,797	2,800

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements
(In thousands of United States dollars, except per share amounts where noted)
Years ended December 31, 2007, 2006 and 2005

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

These consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) with a reconciliation to Canadian generally accepted accounting principles in note 18. The Ontario Business Corporations Act (“OBCA”) regulations allow issuers that are required to file reports with the Securities and Exchange Commission in the United States to file financial statements under United States GAAP to meet their continuous disclosure obligations in Canada. Prior to 2006, Vitran prepared its consolidated financial statements in accordance with Canadian GAAP with a reconciliation to United States GAAP. Commencing the first quarter of 2008, the reconciliation to Canadian GAAP will no longer be required.

All amounts in these consolidated financial statements are expressed in United States dollars, unless otherwise stated.

(c)	New accounting pronouncements:

FSP FIN 48-1, Definition of Settlement in FASB Interpretation No. 48, amends FASB Interpretation No. 48, Accounting for Uncertainty in Income Tax, to provide guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The FSP is to be adopted upon initial adoption of FIN 48 with retroactive treatment if required. The Company adopted FIN 48 January 1, 2007, consistent with the provisions of the FSP, with no cumulative effect adjustment recorded at adoption.

Notes to Consolidated Financial Statements (continued)
(In thousands of United States dollars, except per share amounts where noted)
Years ended December 31, 2007, 2006 and 2005

1.	Significant accounting policies (continued):
(c)	New accounting pronouncements (continued):

SFAS Statement 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of SFAS Statement 115, permits entities to choose to measure many financial instruments and certain warranty and insurance contracts at fair value on a contract-by-contract basis. SFAS Statement 159 will be adopted January 1, 2008, as required by the statement. The requirements of SFAS Statement 159 are not expected to have an effect on the Company’s consolidated financial statements.

SFAS Statement 157, Fair Value Measurements, defines fair values, establishes a framework for measuring fair value in GAAP, and requires enhanced disclosures about fair value measurements. This statement applies when other accounting pronouncements require or permit fair value measurements. SFAS Statement 157 will be adopted January 1, 2008 as required by the statement.

EITF 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards, requires that the tax benefit received on dividends associated with share-based awards that are charged to retained earnings should be recorded in additional paid-in capital and included in the pool of excess tax benefits available to absorb potential future tax deficiencies on share-based payment awards. EITF 06-11 will be adopted January 1, 2008 as required by the guidance. The requirement of EITF 06-11 will not have an effect on the Company’s consolidated financial statements.

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

Monetary assets and liabilities denominated in a foreign currency are translated into the functional currency of the operation using the year-end rate of exchange giving rise to a gain or loss that is recognized in income during the current period.

Notes to Consolidated Financial Statements (continued)
(In thousands of United States dollars, except per share amounts where noted)
Years ended December 31, 2007, 2006 and 2005

1.	Significant accounting policies (continued):
(d)	Foreign currency translation (continued):

For reporting purposes, the Canadian operations are translated into United States dollars using the current rate method. Under this method, all assets and liabilities are translated at the year-end rate of exchange and all revenue and expense items are translated at the average rate of exchange for the year. The resulting translation adjustment is recorded as a separate component of shareholders’ equity. United States dollar debt of $72.2 million (2006 — $85.2 million) is designated as a hedge of the investment in the United States dollar functional operation, such that related transaction gains and losses are recorded in the separate component of shareholders’ equity.

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

Accounts receivable are presented net of allowance for doubtful accounts of $2.5 million at December 31, 2007 (2006 — $2.2 million).

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
Years ended December 31, 2007, 2006 and 2005

1.	Significant accounting policies (continued):
(i)	Property and equipment:

Property and equipment are recorded at cost. Depreciation of property and equipment is provided on a straight-line basis from the date assets are put in service over their estimated useful lives as follows:

Buildings	30—31.5 years
Leasehold interests and improvements	Over term of lease
Vehicles:
Trailers and containers	12 years
Trucks	8 years
Machinery and equipment	5—10 years

Tires purchased as part of a vehicle are capitalized as a cost to the vehicle. Replacement tires are expensed when placed in service.

(j)	Goodwill and intangible assets:

As at September 30, 2007, the Company completed its annual goodwill impairment test and concluded there was no impairment. The change in goodwill is attributable to translating the Canadian dollar-denominated goodwill to the United States dollar reporting currency and to the acquisition of a subsidiary and acquisition of a business (note 2).

Intangible assets consist of not-to-compete covenants and customer relationships and are amortized on a straight-line basis over their expected lives ranging from three to eight years.

(k)	Income taxes:

The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the deferred tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Significant judgment is required in determining whether deferred tax assets will be realized in full or in part. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the year that includes the date of enactment. The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty

Notes to Consolidated Financial Statements (continued)
(In thousands of United States dollars, except per share amounts where noted)
Years ended December 31, 2007, 2006 and 2005

1.	Significant accounting policies (continued):
(k)	Income taxes (continued):

in Income Taxes, on January 1, 2007 as described in note 8. FIN 48 requires that uncertain tax positions are evaluated in a two-step process, whereby (i) the Company determines whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position and (ii) for those tax positions that meet the more-likely-than-not recognition threshold, the Company would recognize the largest amount of tax benefit that is greater than fifty percent likely of being realized upon ultimate settlement with the related tax authority.

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

For all stock option grants prior to January 1, 2003, share-based compensation to employees was accounted for based on the intrinsic value method under APB No. 25 and related interpretations. On January 1, 2003, in accordance with a transitional option permitted under amended SFAS 148, the Company had prospectively applied the fair-value-based method to all stock options granted on or after January 1, 2003. The Company recognized share-based compensation for all stock options granted on or after January 1, 2003 and presented the disclosures required by SFAS 123.

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

Notes to Consolidated Financial Statements (continued)
(In thousands of United States dollars, except per share amounts where noted)
Years ended December 31, 2007, 2006 and 2005

1.	Significant accounting policies (continued):
(l)	Share-based compensation (continued):

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

Advertising costs are expensed as incurred. Advertising costs amounted to $784 in 2007 (2006 — $595; 2005 — $538).

(n)	Impairment of long-lived assets:

An impairment is recognized when the carrying amount of a long-lived asset to be held and used exceeds the sum of undiscounted cash flows expected from its use and disposal, and is measured as the amount by which the carrying amount of an asset exceeds its fair value. A long-lived asset should be tested when events or circumstances indicate that its carrying amount may not be recoverable. During 2007 and 2006, the Company has not identified any indicators that would require testing for an impairment.

(o)	Derivative instruments:

Derivative instruments are used to hedge the Company’s exposure to changes in interest rates. All derivatives are recognized on the Consolidated Balance Sheets at fair value based on quoted market prices and are recorded in either current or non-current assets or liabilities based on their maturity. Changes in the fair values of derivatives are recorded in income or other comprehensive income, based on whether the instrument is designated as a hedge transaction and, if so, the type of hedge transaction. Gains or losses on derivative instruments reported in other comprehensive income are reclassified to income in the period the hedged item affects income. If the underlying hedged transaction ceases to exist, any associated amounts reported in other comprehensive income are reclassified into income at that time. Any ineffectiveness is recognized in income in the current period.

Notes to Consolidated Financial Statements (continued)
(In thousands of United States dollars, except per share amounts where noted)
Years ended December 31, 2007, 2006 and 2005

1.	Significant accounting policies (continued):
(p)	Claims and insurance accruals:

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

(q)	Accounts payable and accrued liabilities:

	2007	2006

Accounts payable	$33,988	$26,548
Accrued wages and benefits	11,458	10,075
Accrued claims, self insurance and workers’ compensation	9,314	8,672
Amounts payable to vendors of acquisitions	—	7,434
Other	12,708	15,187

	$67,468	$67,916

(r)	Deferred share units:

The Company maintains a deferred share unit (“DSU”) plan for all directors. Under this plan, all directors receive units at the end of each quarter based on the market price of common shares equivalent to Cdn. $2,500.00. The Company records compensation expense and the corresponding liability each period initially for Cdn. $2,500.00 and subsequently based on changes in the market price of common shares.

In addition to the directors’ DSU plan, the Company adopted a DSU plan for senior executives. Under this plan, eligible senior executives receive units at the end of each quarter based on the market price of common shares equivalent to the senior executive’s entitlement. The entitlement amount varies based on the senior executive’s position in the Company and the years of eligible service. The maximum entitlement amount varies between $2,500.00 and $20,000.00 per annum. The Company records compensation expense and the corresponding liability each period based on the market price of common shares.

Notes to Consolidated Financial Statements (continued)
(In thousands of United States dollars, except per share amounts where noted)
Years ended December 31, 2007, 2006 and 2005

1.	Significant accounting policies (continued):
(s)	Use of estimates:

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the year. Significant estimates are used in determining, but not limited to, the allowance for doubtful accounts, deferred tax assets, claims and insurance accruals, share-based compensation, intangible asset values and the fair value of reporting units for purposes of goodwill impairment tests. Actual results could differ from those estimates.
2.	Acquisitions:

Las Vegas/L.A. Express, Inc.

On November 30, 2007, the Company acquired 100 percent of the outstanding shares of Las Vegas/L.A. Express, Inc. (“LVLA”). The aggregate purchase consideration was approximately $8.45 million (including transaction costs). This is comprised of $6.25 million in cash, $1.9 million in assumed debt and transaction costs of approximately $0.3 million. Further, approximately $4.35 million of additional cash consideration is contingent on the vendors meeting certain future financial metrics. All additional contingent consideration paid to the vendors will be allocated to goodwill. The results of operations of LVLA are included in the consolidated results of the Company commencing December 1, 2007. The cash portion of the transaction was financed from proceeds from the Company’s revolving credit facility. The Company has not completed the allocation of identifiable intangible assets and goodwill. The Company does not anticipate that the amortization of intangible assets would be material to 2007 results. The total amount of goodwill, once determined, will not be deductible for tax purposes.

PJAX Freight System

On October 2, 2006, the Company acquired 100 percent of the outstanding shares of PJAX, Inc. and all the real estate held by Woodhurst Realty LLC and Northridge Enterprises LP, collectively known as PJAX Freight System (“PJAX”). The aggregate purchase consideration was approximately $112.8 million (including transaction costs) excluding assumed debt. This is comprised of approximately $80.0 million in cash, Vitran common shares valued at $12.8 million (676,923 common shares valued at $18.90 per share) and holdbacks of $11.7 million payable during the year subsequent to the date of acquisition. During the 2006 fourth quarter, $9.8 million of the holdbacks were paid to the vendors. The remaining amount of holdbacks were paid in 2007. Transaction costs amounted to approximately $1.6 million. During the 2006 fourth quarter, Vitran executed a joint election with the seller to structure the transaction as an asset sale for tax purposes and approximately an additional $5.5 million of cash would be payable in April 2007. In addition, the Company assumed debt of approximately $27.1 million

Notes to Consolidated Financial Statements (continued)
(In thousands of United States dollars, except per share amounts where noted)
Years ended December 31, 2007, 2006 and 2005

bringing the aggregate purchase consideration to $139.9 million. The results of operations of PJAX are included in the consolidated results of the Company commencing October 2, 2006. The cash portion of the transaction was financed from existing cash and proceeds from long-term debt. The total amount of goodwill is expected to be deductible for tax purposes. Based on the final calculations for the joint election, an additional $6.7 million of cash was paid in 2007. As such, an additional $1.2 million was recorded as an adjustment to goodwill.

Sierra West Express Inc.

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

Chris Truck Line

On May 31, 2005, the Company acquired 100 percent of the outstanding shares of R.A. Christopher, Inc. and Kansas Motor Freight Corporation collectively operating as Chris Truck Line (“CTL”). CTL is a Kansas-based regional LTL carrier operating in 11 states in the Midwestern and Southwestern United States. The results of operations of CTL are included in the consolidated results of the Company commencing June 1, 2005. The aggregate purchase price was $31.0 million, comprised of $26.5 million of cash and 202,458 common shares valued at $2.8 million. During the 2005 third quarter, Vitran executed a joint election with the seller to structure the transaction as an asset sale for tax purposes and an additional $1.7 million of cash was paid in April 2006. The cash portion of the transaction was financed from existing cash and marketable securities balances. The total amount of goodwill is expected to be deductible for tax purposes.

Notes to Consolidated Financial Statements (continued)
(In thousands of United States dollars, except per share amounts where noted)
Years ended December 31, 2007, 2006 and 2005

2.	Acquisitions (continued):

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of the acquisition, as based on independent appraisals and management estimates:

	2007	2006		2005
	LVLA	SWE	PJAX	CTL

Current assets	$4,146	$1,776	$25,087	$3,557
Property and equipment	2,485	2,127	62,848	12,375
Identifiable intangible assets:
Covenants not-to-compete (3- to 6-year useful life)	—	45	2,700	240
Customer relationships (8-year useful life)	—	540	11,000	2,300
Other assets	—	—	165	—
Goodwill	4,529	1,164	55,768	15,885

	11,160	5,652	157,568	34,357

Current liabilities	2,565	3,155	17,646	3,362
Deferred income tax liability	92	—	—	—
Capital leases	624	—	21,319	—
Term loans	1,285	—	5,785	—

Net assets acquired	$6,594	$2,497	$112,818	$30,995

The following pro forma financial information reflects the results of operations of Vitran as if the acquisition of LVLA had taken place on January 1, 2006. The pro forma financial information also reflects the results of operations of SWE and PJAX as if their respective acquisition had taken place on January 1, 2005. The pro forma financial information also reflects the results of operations of CTL from January 1, 2005 to May 31, 2005. The pro forma financial information is not necessarily indicative of the results as it would have been if the acquisition had been effected on the assumed date and is not necessarily indicative of future results:

	2007	2006	2005

Pro forma revenue	$694,869	$665,122	$620,025
Pro forma net income	14,525	16,740	18,370
Pro forma diluted income per share	1.06	1.23	1.35

Notes to Consolidated Financial Statements (continued)
(In thousands of United States dollars, except per share amounts where noted)
Years ended December 31, 2007, 2006 and 2005

3.	Comprehensive income:
The components of other comprehensive income (loss), such as changes in foreign currency adjustments, are required to be added to the Company’s reported net income, net of tax to arrive at comprehensive income (loss). Other comprehensive income (loss) items have no impact on the reported net income as presented on the Consolidated Statements of Income.

	Foreign		Interest
	currency	Marketable	rate
	translation	securities	swap	Total

Balance at December 31, 2004	$3,849	$6	$—	$3,855

Other comprehensive loss:
Translation adjustment	(160)	—	—	(160)
Realized gain	—	(8)	—	(8)
Tax effect	—	2	—	2

	(160)	(6)	—	(166)

Balance at December 31, 2005	3,689	—	—	3,689

Other comprehensive income (loss):
Translation adjustment	170	—	—	170
Unrealized loss	—	—	(25)	(25)
Tax effect	—	—	10	10

	170	—	(15)	155

Balance at December 31, 2006	3,859	—	(15)	3,844

Other comprehensive income (loss):
Translation adjustment	3,382	—	—	3,382
Unrealized loss	—	—	(1,541)	(1,541)
Tax effect	—	—	499	499

	3,382	—	(1,042)	2,340

Balance at December 31, 2007	$7,241	$—	$(1,057)	$6,184

	2007	2006	2005

Net income	$13,710	$19,399	$17,938
Other comprehensive income (loss)	2,340	155	(166)

Comprehensive income	$16,050	$19,554	$17,772

Notes to Consolidated Financial Statements (continued)
(In thousands of United States dollars, except per share amounts where noted)
Years ended December 31, 2007, 2006 and 2005

4.	Property and equipment:

	2007	2006

Land	$35,085	$32,295
Buildings	67,894	54,992
Leasehold interests and improvements	2,276	1,954
Vehicles	112,622	89,619
Machinery and equipment	26,361	21,182

	244,238	200,042

Less accumulated depreciation	75,176	54,913

	$169,062	$145,129

Interest costs of $718 attributable to the construction of a new facility in Toronto have been capitalized for the year ended December 31, 2007 (2006 — $25).
5.	Intangible assets:

	2007	2006

Customer relationships	$13,840	$2,300
Acquired customer relationships	—	11,540

	13,840	13,840

Covenants not-to-compete	2,985	240
Acquired covenants not-to-compete	—	2,745

	2,985	2,985

Less accumulated amortization	3,180	937

	$13,645	$15,888

Notes to Consolidated Financial Statements (continued)
(In thousands of United States dollars, except per share amounts where noted)
Years ended December 31, 2007, 2006 and 2005

5.	Intangible assets (continued):
Amortization expense was $2.2 million in 2007 (2006 — $0.9 million). Amortization expense for the following five years and thereafter is estimated to be as follows:

Year ending December 31:

2008	$2,243
2009	2,232
2010	2,216
2011	2,180
2012	2,068
Thereafter	2,706

$13,645

6.	Goodwill:

	2007	2006

Opening balance	$117,146	$61,448
Foreign exchange	1,527	(61)
Adjustment to goodwill (note 2)	1,173	—
Acquired goodwill (note 2)	4,529	55,759

	$124,375	$117,146

Notes to Consolidated Financial Statements (continued)
(In thousands of United States dollars, except per share amounts where noted)
Years ended December 31, 2007, 2006 and 2005

7.	Long-term debt:

	2007	2006

Term bank credit facilities (a)	$58,911	$81,930
Revolving credit facility (b)	45,023	7,215
Capital leases (c)	22,860	19,718
Note payable (d)	1,181	—

	127,975	108,863

Less current portion	18,144	15,724

	$109,831	$93,139

(a)	The term bank credit facility is secured by accounts receivable and general security agreements of the Company and of all its subsidiaries.
During 2007, the Company refinanced its term debt under a new credit agreement. Deferred financing costs of $0.5 million related to the former credit facilities were written off during the year. The new credit agreement provides a $60 million term credit facility maturing July 31, 2012. The Company had $56.0 million bearing interest at 6.31%, outstanding under the term facility at December 31, 2007. The provisions of the term facility impose certain financial maintenance tests. At December 31, 2007, the Company was in compliance with these financial maintenance tests.
The Company had an additional $2.9 million, bearing interest at 4.74%, outstanding under a separate term credit facility maturing on September 30, 2010. This term credit facility was assumed as part of the acquisition of PJAX on October 2, 2006.
(b)	During 2007, the Company refinanced its revolving debt to provide up to $100 million, maturing July 31, 2012. The Company had $45.0 million, bearing interest at 5.94% to 6.45%, outstanding at December 31, 2007. The provisions of the revolving facility impose certain financial maintenance tests. At December 31, 2007, the Company was in compliance with these financial maintenance tests.
(c)	During 2007, the Company financed certain equipment by entering into additional capital leases of $10.4 million and assumed $0.6 million of capital leases as part of the LVLA acquisition. The Company had $22.9 million of capital leases remaining at December 31, 2007.

Notes to Consolidated Financial Statements (continued)
(In thousands of United States dollars, except per share amounts where noted)
Years ended December 31, 2007, 2006 and 2005

7.	Long-term debt (continued):
(d)	As part of the LVLA acquisition the Company assumed a $1.3 million note payable to the vendor bearing interest at 6.0%. At December 31, 2007, $1.2 million of the note payable was outstanding.
At December 31, 2007, the required future principal repayments on all long-term debt and capital leases are as follows:

Year ending December 31:

2008	$18,144
2009	16,424
2010	16,727
2011	19,389
2012	57,291

$127,975

8.	Income taxes:
Income tax expense differs from the amount that would be obtained by applying statutory federal, state and provincial income tax rates to the respective year’s income from operations before income taxes as follows:

	2007	2006	2005

Effective statutory federal, state and provincial income tax rate	36.12%	36.12%	36.12%

Effective tax expense on income before income taxes	$5,264	$9,167	$9,077
Increase (decrease) results from:
Non-deductible share-based compensation expense	354	303	237
Income taxed at different rates in foreign jurisdictions	(4,930)	(3,072)	(1,888)
Other	175	(276)	(235)

Actual income tax expense	$863	$6,122	$7,191

Notes to Consolidated Financial Statements (continued)
(In thousands of United States dollars, except per share amounts where noted)
Years ended December 31, 2007, 2006 and 2005

8.	Income taxes (continued):
      Income tax expense:

	2007	2006	2005

Current income tax expense (recovery):

Canada:
Federal	$589	$2,922	$1,053
Provincial	304	1,695	625
United States:
Federal	78	(602)	1,339
State	364	12	208
Other	303	150	281

	1,638	4,177	3,506
Deferred income tax expense (recovery):

Canada:
Federal	483	(754)	1,280
Provincial	250	(437)	760
United States:
Federal	(1,240)	2,398	1,424
State	(268)	738	221

	(775)	1,945	3,685

	$863	$6,122	$7,191

A summary of the principal components of deferred income tax assets and liabilities is as follows:

	2007	2006

Current deferred income tax assets:
Allowance for doubtful accounts	$536	$397
Insurance reserves	2,063	1,229
Financing costs	—	94

	$2,599	$1,720

Non-current deferred income tax assets:
Financing costs	$—	$147
Loss carryforwards	9,935	—
Other	—	2,241

	9,935	2,388

Non-current deferred income tax liabilities:
Financing costs	(27)	—
Property and equipment	(11,061)	(5,123)
Goodwill and intangibles	(6,317)	(4,248)
Other	(340)	—

	(17,745)	(9,371)

	$(7,810)	$(6,983)

Notes to Consolidated Financial Statements (continued)
(In thousands of United States dollars, except per share amounts where noted)
Years ended December 31, 2007, 2006 and 2005

8.	Income taxes (continued):

At December 31, 2007, the Company had approximately $23.7 million of net operating loss carryforwards available to reduce future years’ taxable income for which a deferred tax asset has been recognized. The net operating loss was generated in 2007 and will expire in 2027 if not utilized.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. The implementation of Interpretation 48 did not result in a change in the estimated liability for unrecognized tax benefits at January 1, 2007. At December 31, 2007, the Company had unrecognized tax benefits of approximately $2.1 million, of which an estimated $1.9 million if recognized would have an impact on the effective tax rate.

The Company recognizes interest and penalties related to unrecognized tax benefits in the tax provision. At December 31, 2007, the Company did not recognize a material amount of interest and penalties. The Company had approximately $0.6 million accrued for interest and penalties.

The Company and its subsidiaries file income tax returns in U.S. and Canadian federal jurisdictions, and various states, provinces and foreign jurisdictions. The Internal Revenue Service and Canada Revenue Agency had in 2007 commenced examinations of the 2003, 2004 and 2005 income tax returns. The examinations are expected to be completed by 2008. These audits may impact the Company’s unrecognized tax benefits in the next 12 months; however, the estimated financial outcome is indeterminable at this time. Overall, the years 1999 to 2006 remain open to examination by tax authorities.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at January 1, 2007	$1,704
Additions related to tax positions taken in the current year	244
Additional related to tax position taken in previous years	109
Reductions due to expiry of statute of limitations	(237)
Addition due to foreign exchange translation	299

Balance at December 31, 2007	$2,119

Notes to Consolidated Financial Statements (continued)
(In thousands of United States dollars, except per share amounts where noted)
Years ended December 31, 2007, 2006 and 2005

9.	Common shares:
(a)	Normal course issuer bid:

The Company purchased 30,200 common shares for cancellation during 2007 (2006 — 2,000) under a normal course issuer bid. The cost of the repurchase in excess of the book value of the shares in 2007 was $165 (2006 — $19).

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

The weighted average estimated fair value at the date of the grant for the options granted during 2007 was $7.12 (2006 — $7.69) per share.

The fair value of each option granted was estimated on the date of grant using the Black-Scholes-Morton fair value option pricing model with the following assumptions:

	2007	2006	2005

Risk-free interest rate	4.20%	4.19%	3.88% — 4.24%
Volatility factor of the future expected market price of the Company’s common shares	31.76%	33.22%	33.84% — 34.39%
Expected life of the options	6 years	6 years	8 years

Notes to Consolidated Financial Statements (continued)
(In thousands of United States dollars, except per share amounts where noted)
Years ended December 31, 2007, 2006 and 2005

9.	Common shares (continued):
      Details of stock options are as follows:

	2007		2006

		Weighted		Weighted
		average		average
		exercise		exercise
	Number	price	Number	price

Outstanding,
beginning of year	767,700	$11.42	777,500	$9.71
Granted	115,000	18.08	102,500	18.99
Forfeited	(4,000)	16.31	(15,000)	16.53
Exercised	(58,500)	6.88	(97,300)	4.92

Outstanding, end of year	820,200	12.66	767,700	11.42

Exercisable, end of year	465,400	$9.13	406,900	$7.48

At December 31, 2007, the range of exercise prices, the weighted average exercise price and the weighted average remaining contractual life are as follows:

	Options outstanding			Options exercisable
		Weighted
		average	Weighted		Weighted
		remaining	average		average
Range of exercise	Number	contractual	exercise	Number	exercise
prices	outstanding	life (years)	price	exercisable	price

$2.20 — $2.61	132,800	3.94	$2.29	132,800	$2.29
$4.77 — $5.44	127,500	1.23	4.93	127,500	4.93
$15.23 — $18.99	559,900	7.43	16.89	205,100	16.16

$2.20 — $18.99	820,200	5.90	12.66	465,400	9.13

Compensation expense related to stock options was $997 for the year ended December 31, 2007 (2006 — $839; 2005 — $654).

Notes to Consolidated Financial Statements (continued)
(In thousands of United States dollars, except per share amounts where noted)
Years ended December 31, 2007, 2006 and 2005

10.	Computation of income per share:

	2007	2006	2005

Numerator:
Net income	$13,710	$19,399	$17,938

Denominator:
Basic weighted average shares outstanding	13,458,786	12,887,401	12,516,265
Dilutive stock options	193,013	237,464	332,095
Dilutive weighted-average shares outstanding	13,651,799	13,124,865	12,848,360

Basic income per share before cumulative effect of a change in accounting principle	$1.02	$1.49	$1.43
Effect of a change in accounting principle	—	0.01	—
Basic income per share	1.02	1.50	1.43

Dilutive income per share before cumulative effect of a change in accounting principle	1.00	1.47	1.40
Effect of a change in accounting principle	—	0.01	—
Diluted income per share	1.00	1.48	1.40

Diluted income per share excludes the effect of 559,900 (2006 — 465,900; 2005 — 383,000) anti-dilutive options.
11.	Risk management activities:
The Company is exposed to interest rate volatility with regard to existing variable rate debt. The Company has entered into variable-to-fixed interest rate swaps on variable rate term debt and revolving debt. The swaps are accounted for as cash flow hedges. The effective portions of changes in fair value of the interest rate swaps are recorded in Accumulated Other Comprehensive Income and are recognized into earnings in the same period in which the hedged forecasted transaction affects earnings. Ineffective portions of changes in fair value are recognized into earnings as they occur. At December 31, 2007, the notional amount of the swaps was $68.9 million, with the average pay rate being 4.94% and the average receive rate being 4.83%. The swaps mature at various dates up to December 31, 2011.

Notes to Consolidated Financial Statements (continued)
(In thousands of United States dollars, except per share amounts where noted)
Years ended December 31, 2007, 2006 and 2005

12.	Segmented information:

The Company’s business operations are grouped into three operating segments: LTL, logistics and truckload, which provide transportation services in Canada and the United States.

Segmented information is presented below for each of the years ended December 31, 2007, 2006 and 2005:

	Less-than-				Corporate	Consolidated
Year ended December 31, 2007	truckload	Logistics	Truckload	Total	office and other	totals

Revenue	$584,786	$52,845	$32,886	$670,517	$—	$670,517
Operating, selling, general and administrative expenses	543,095	48,887	30,173	622,155	5,025	627,180
Other income	(414)	(1)	(17)	(432)	—	(432)
Depreciation and amortization expense	18,952	688	1,052	20,692	78	20,770

Income (loss) from operations before the undernoted	$23,153	$3,271	$1,678	$28,102	$(5,103)	22,999

Interest expense, net						8,426
Income taxes						863

Net income						$13,710

Capital expenditures	$31,103	$1,379	$698	$33,180	$46	$33,226

Goodwill	$113,924	$5,686	$4,765	$124,375	$—	$124,375

Total assets	$343,679	$27,485	$11,781	$382,945	$19,685	$402,630

Notes to Consolidated Financial Statements (continued)
(In thousands of United States dollars, except per share amounts where noted)
Years ended December 31, 2007, 2006 and 2005

12. Segmented information (continued):

	Less-than-				Corporate	Consolidated
Year ended December 31, 2006	truckload	Logistics	Truckload	Total	office and other	totals

Revenue	$441,499	$39,762	$32,798	$514,059	$—	$514,059
Operating, selling, general and administrative expenses	402,729	36,661	30,217	469,607	4,356	473,963
Other income	(433)	—	(1)	(434)	—	(434)
Depreciation and amortization expense	11,174	422	848	12,444	46	12,490

Income (loss) from operations before the undernoted	$28,029	$2,679	$1,734	$32,442	$(4,402)	28,040

Interest expense, net						2,660
Income taxes						6,122

Net income before cumulative effect of change in accounting principle						19,258
Cumulative effect of change in accounting principle						141

Net income						$19,399

Capital expenditures	$18,620	$6,966	$1,265	$26,851	$285	$27,136

Goodwill	$111,255	$1,126	$4,765	$117,146	$—	$117,146

Total assets	$326,952	$12,409	$14,841	$354,202	$7,886	$362,088

	Less-than-				Corporate	Consolidated
Year ended December 31, 2005	truckload	Logistics	Truckload	Total	office and other	totals

Revenue	$352,693	$40,261	$35,238	$428,192	$—	$428,192
Operating, selling, general and administrative expenses	322,262	37,745	32,373	392,380	3,461	395,841
Other income	(21)	—	(20)	(41)	—	(41)
Depreciation and amortization expense	5,958	375	577	6,910	55	6,965

Income (loss) from operations before the undernoted	$24,494	$2,141	$2,308	$28,943	$(3,516)	25,427

Interest expense, net						298
Income taxes						7,191

Net income						$17,938

Capital expenditures	$19,240	$120	$3,488	$22,848	$15	$22,863

Notes to Consolidated Financial Statements (continued)
(In thousands of United States dollars, except per share amounts where noted)
Years ended December 31, 2007, 2006 and 2005

12.	Segmented information (continued):

Geographic information for revenue from point of origin and total assets is as follows:

	2007	2006	2005

Revenue:
Canada	$212,974	$193,656	$175,805
United States	457,543	320,403	252,387

	$670,517	$514,059	$428,192

	2007	2006

Total assets:
Canada	$82,868	$66,120
United States	319,762	295,968

	$402,630	$362,088

	2007	2006

Total long-lived assets:
Canada	$58,291	$40,603
United States	248,791	237,560

	$307,082	$278,163

Long-lived assets include property and equipment, goodwill and intangible assets.
13.	Financial instruments:

The fair values of cash and cash equivalents, bank overdraft, accounts receivable, and accounts payable and accrued liabilities approximate the carrying values because of the short-term nature of these instruments. The fair value of the Company’s long-term debt, determined based on the future cash flows associated with each debt instrument discounted using an estimate of the Company’s current borrowing rate for similar debt instruments of comparable maturity, is approximately equal to the carrying value at December 31, 2007 and 2006.

Notes to Consolidated Financial Statements (continued)
(In thousands of United States dollars, except per share amounts where noted)
Years ended December 31, 2007, 2006 and 2005

14.	Lease commitments:

At December 31, 2007, future minimum rental payments relating to operating leases for premises and equipment are as follows:

Year ending December 31:

2008	$17,425
2009	13,419
2010	9,750
2011	7,666
2012	6,172
Thereafter	4,207

$58,639

Total rental expense under operating leases was $15.6 million for the year ended December 31, 2007 (2006 — $16.3 million; 2005 — $17.3 million).
The Company has guaranteed a portion of the residual values of certain assets under operating leases. If the market value of the assets at the end of the lease terms is less than the guaranteed residual value, the Company must, under certain circumstances, compensate the lessor for a portion of the shortfall. The maximum exposure under these guarantees is $2.2 million.
15. Employee benefits:
The Company sponsors defined contribution plans in Canada and the United States. In Canada, the Company matches the employee’s contribution to their registered retirement savings plan up to a maximum contribution. In the United States, the Company sponsors 401(k) savings plans. The Company matches a percentage of the employee’s contribution subject to a maximum contribution. The expense related to the plans was $2.1 million for the year ended December 31, 2007 (2006 — $2.0 million).

Notes to Consolidated Financial Statements (continued)
(In thousands of United States dollars, except per share amounts where noted)
Years ended December 31, 2007, 2006 and 2005

16.	Contingent liabilities:

The Company is subject to legal proceedings that arise in the ordinary course of business. In the opinion of management, the aggregate liability, if any, with respect to these actions, will not have a material adverse effect on the consolidated financial position, results of operations or cash flows. Legal costs are expensed as incurred.

17.	Comparative figures:

Certain 2006 and 2005 figures have been reclassified to conform with the financial statement presentation adopted in 2007.

18.	United States and Canadian accounting policy differences:

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

Notes to Consolidated Financial Statements (continued)
(In thousands of United States dollars, except per share amounts where noted)
Years ended December 31, 2007, 2006 and 2005

18. United States and Canadian accounting policy differences (continued):
(a)	Consolidated reconciliation of net income and shareholders’ equity:

	Net income			Shareholders’ equity
	2007	2006	2005	2007	2006	2005

Balance, December 31, based on United States GAAP	$13,710	$19,399	$17,938	$190,168	$173,297	$139,802
Effect of change in accounting principle (i)	—	(141)	—	(141)	(141)	—
Foreign exchange adjustment (ii)	(2,218)	—	—	(1,360)	858	858
Unrealized foreign exchange loss on derivative instrument	—	—	—	(101)	(101)	(101)
Accumulated other comprehensive income adjustment (ii)	—	—	—	1,461	(757)	(757)

Balance, December 31, based on Canadian GAAP	$11,492	$19,258	$17,938	$190,027	$173,156	$139,802

(i)	The adoption of SFAS 123(R), Share-Based Payments, as described in note 1(l) only applies to United States GAAP. Therefore, the effect of a change in accounting principle does not impact Canadian GAAP net income or shareholders’ equity.

(ii)	The Company had foreign exchange losses of $2.2 million that did not represent a substantially complete liquidation of a foreign operation. In previous years, the Company had foreign exchange gains of $0.9 million that did not represent a substantially complete liquidation of a foreign operation. Under Canadian GAAP, these gains were recognized upon the transfer into income of the related cumulative translation adjustment. Under United States GAAP, there is no reduction of the cumulative translation adjustment account. Retained earnings under Canadian GAAP on a cumulative basis is decreased by $1.4 million (2006 — increased $0.9 million) with a corresponding increase (2006 — decrease) to the cumulative translation adjustment included in accumulated other comprehensive income.

Notes to Consolidated Financial Statements (continued)
(In thousands of United States dollars, except per share amounts where noted)
Years ended December 31, 2007, 2006 and 2005

18.	United States and Canadian accounting policy differences (continued):
(iii)

	2007	2006	2005

Income per share under
Canadian GAAP:
Basic — net income	$0.85	$1.49	$1.43
Diluted — net income	0.84	1.47	1.40

Weighted average number of shares:
Weighted average number of shares outstanding	13,458,786	12,887,401	12,516,265
Potential exercise of stock options	193,013	237,464	332,095

Diluted shares	13,651,799	13,124,865	12,848,360

(b)	Share-based compensation:

Effective January 1, 2006, the Company adopted SFAS 123(R) as described in note 1(l). SFAS 123(R) requires compensation expense be recognized for all share-based payments granted prior to, but not yet vested, as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. This is not required under Canadian GAAP based on the transitional provision of CICA 3870, Stock-Based Compensation and Other Stock-Based Payments, which Vitran adopted January 1, 2003. Canadian GAAP requires pro forma net income and income per share disclosure for stock option grants during 2002.

The following table outlines the impact if the compensation cost for the Company’s stock options granted from January 1, 2002 through to December 31, 2002 were determined under the fair value-based method. The Company has applied the pro forma disclosure provisions of the standard to these awards. The pro forma effect of awards granted prior to January 1, 2002 has not been included.

	2006	2005

Net income, as reported under Canadian GAAP	$19,258	$17,938
Pro forma net income	19,213	17,895
Pro forma income per share — basic	1.49	1.43
Pro forma income per share — diluted	1.46	1.39

Notes to Consolidated Financial Statements (continued)
(In thousands of United States dollars, except per share amounts where noted)
Years ended December 31, 2007, 2006 and 2005

18. United States and Canadian accounting policy differences (continued):
(c)	Derivative accounting and financial instruments:

Previously under Canadian GAAP, gains and losses on derivatives that are designated as hedges and that manage the underlying risks of anticipated transactions are not recorded until the underlying hedged item is recorded in net income and hedge ineffectiveness is not recorded until settlement. On January 1, 2007, the Company adopted CICA 3865, Hedges, in accordance with the transitional provisions. Under the transitional provisions, any hedging relationships that existed and satisfy all the conditions of CICA 3865 are adjusted to the carrying amounts that would have resulted had CICA 3865 always been applied. Based on the transitional provision there is no longer a difference in accounting for derivatives for the Company between United States and Canadian GAAP.

On January 1, 2007, the Company adopted CICA 3855, Financial Instruments — Recognition and Measurement. Management evaluated the effect of the standard on the consolidated financial statements and concluded that the Company does not have a difference between United States and Canadian GAAP upon adoption of the standard.

(d)	Comprehensive income:

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

Consolidated Supplemental Schedule of Quarterly Financial Information
(In thousands of United States dollars, except per share amounts where noted)
United States and Canadian GAAP

	First	Second	Third	Fourth
2007 (Unaudited)	quarter	quarter	quarter	quarter

Revenue:
Less-than-truckload	$136,157	$150,615	$150,283	$147,731
Logistics	9,663	11,225	13,690	18,267
Truckload	8,316	8,304	7,954	8,312

Total revenue	$154,136	$170,144	$171,927	$174,310

Income from operations after depreciation and amortization	$5,607	$9,073	$5,569	$2,750

Net income — United States GAAP	3,387	5,533	3,121	1,669
Net income — Canadian GAAP	3,304	4,902	2,521	765

Earnings per share:
Basic — United States GAAP	$0.25	$0.41	$0.23	$0.12
Basic — Canadian GAAP	0.25	0.36	0.19	0.06

Diluted — United States GAAP	0.25	0.41	0.23	0.12
Diluted — Canadian GAAP	0.24	0.36	0.18	0.06

	First	Second	Third	Fourth
2006 (Unaudited)	quarter	quarter	quarter	quarter

Revenue:
Less-than-truckload	$97,423	$105,213	$102,858	$136,005
Logistics	9,412	10,251	10,419	9,680
Truckload	8,292	8,177	8,235	8,094

Total revenue	$115,127	$123,641	$121,512	$153,779

Income from operations after depreciation and amortization	$4,972	$8,128	$6,797	$8,143
Net income — United States GAAP	3,764	5,776	4,885	4,974
Net income — Canadian GAAP	3,623	5,776	4,885	4,974

Earnings per share:
Basic — United States GAAP	$0.30	$0.45	$0.38	$0.37
Basic — Canadian GAAP	0.29	0.45	0.38	0.37
Diluted — United States GAAP	0.29	0.45	0.38	0.37
Diluted — Canadian GAAP	0.28	0.45	0.38	0.37

Please refer to note 18 for differences between United States and Canadian GAAP.

ITEM 9	—	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
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
ITEM 9.a—CONTROLS AND PROCEDURES
          As of the end of the period covered by this Annual Report on Form 10-K, the Company carried out an evaluation, under the supervision and with the participation of Company management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of its “disclosure controls and procedures”, as such term is defined in Rule 13a-15(e) of the Exchange Act. Based on this evaluation, the Company’s CEO and CFO have concluded that the Company’s “disclosure controls and procedures” are effective as of December 31, 2007 in alerting them on a timely basis to information required to be included in the Company’s submissions and filings with the SEC.
          There have been no significant changes in our internal controls, which we define to include our control environment, control procedures, and accounting systems, or in other factors that could materially affect or are reasonably likely to affect our internal control over financial reporting during the 2007 fourth quarter.
Management’s Report on Internal Control over Financial Reporting
          The management of Vitran Corporation Inc. (“Vitran”) is responsible for establishing and maintaining systems of adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.
          In 2007 Vitran’s management team conducted tests of its internal control over financial reporting in accordance with the standards set forth by the Public Company Accounting Oversight Board (“PCAOB”) in the United States. In accordance with these standards, management assessed and tested, on a sample basis, Vitran’s internal control over financial reporting according to a comprehensive risk analysis using the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). It is management’s opinion that the testing methodology of the internal control framework is appropriate and provides reasonable assurance as to the integrity and reliability of the internal control over financial reporting.
          The above assessment excludes Las Vegas / L.A. Express, Inc (“LVLA”), which was acquired by Vitran on November 30, 2007; as such an assessment of internal control over financial reporting was not completed. LVLA’s revenue represents less than 1% of Vitran’s consolidated revenue and represents less than 3% of Vitran’s consolidated assets as at and for the year ended December 31, 2007. There have been no material changes to Vitran’s internal control over financial reporting due to the acquisition.
          In management’s opinion, based on the assessment completed as at December 31, 2007, the internal control over financial reporting is operating effectively.
          KPMG LLP, an independent public accounting firm registered with the PCAOB, has issued an attestation report on the effectiveness of Vitran’s internal control over financial reporting, as stated in their report which is included herein.

February 7, 2008	/s/ Richard E. Gaetz,
President and Chief Executive Officer

/s/ Sean P. Washchuk,
Vice President Finance and Chief Financial Officer

The Board of Directors and Shareholders,
Vitran Corporation Inc.
We have audited Vitran Corporation Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Vitran Corporation Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, Vitran Corporation Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Vitran Corporation Inc. acquired Las Vegas/L.A. Express, Inc. during 2007, and management excluded from its assessment of the effectiveness of Vitran Corporation Inc.’s internal control over financial reporting as of December 31, 2007, Las Vegas/L.A. Express, Inc.’s internal control over financial reporting associated with total assets that represent less than 3% of Vitran Corporation Inc.’s total assets and total revenues that represents less than 1% of Vitran Corporation Inc.’s total revenues included in the consolidated financial statements of Vitran Corporation Inc. as of and for the year ended December 31, 2007. Our audit of internal control over financial reporting of Vitran Corporation Inc. also excluded an evaluation of the internal control over financial reporting of Las Vegas / L.A. Express, Inc.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Vitran Corporation Inc. as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated February 7, 2008 expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph regarding the Company’s adoption of FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement 109” on January 1, 2007 and Statement of Financial Accounting Standard No. 123(R) “Share Based Payments” on January 1, 2006. Our audit also included the financial statement schedule listed in the Index under Part IV, Item 15(a)2.
/s/ KPMG LLP
Toronto, Canada
February 7, 2008

ITEM 9.b—OTHER INFORMATION
     None.
PART III
ITEM 10—DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          The information for directors, Section 16(a) beneficial ownership reporting and other compliance as required by Item 407 of Regulation S-K, is reported in the Company’s definitive proxy statement filed pursuant to Regulation 14A and is incorporated herein by reference. The following table sets forth certain information concerning our executive officers:

Name	Age	Position	History

Richard E. Gaetz (Mississauga, Canada)	50	President and Chief Executive Officer	Mr. Gaetz has been working in the transportation and logistics industry for more than 25 years. He has been actively involved with the growth and development of Vitran and has been responsible for Vitran’s freight and logistics operations since he joined in 1989. He was elected to the Board of Directors of Vitran in 1995. Mr. Gaetz has extensive experience on both sides of the border. Prior to joining Vitran, he spent ten years with Clarke Transport, a large Canadian freight company, in various positions including Vice President. Mr. Gaetz received a Bachelor of Commerce degree from Dalhousie University in Halifax in 1979. He is a Director of the Ontario Trucking Association and the Canadian Trucking Alliance, and Director and Chairman of Drive Products Income Fund.

Sean P. Washchuk (Burlington, Canada)	35	Vice President Finance and Chief Financial Officer	Mr. Washchuk joined Vitran in 2000 as the Corporate Controller and was appointed Chief Financial Officer and Vice President Finance in 2004. Prior to joining Vitran in 2000, he was a Controller at a North American plastics recycling company and was also a manager at PricewaterhouseCoope rs in the assurance and business advisory services practice. Mr. Washchuk is a Chartered Accountant with the Canadian Institute and received a Bachelor of Accounting degree from Brock University in Ontario. He is a Director of Roll-Tite Inc.
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
ITEM 11—EXECUTIVE COMPENSATION
          The information required by Item 11 of Form 10-K appears in the Company’s definitive proxy statement for the 2008 Annual and Special Meeting of its Shareholders, reference to which is hereby made, and the information therein is incorporated herein by reference.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
     The information required by Item 12 of Form 10-K appears in the Company’s proxy statement for the 2008 Annual and Special Meeting of its Shareholders, reference to which is hereby made, and the information therein is incorporated herein by reference.
ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     None
ITEM 14—PRINCIPAL ACCOUNTING FEES AND SERVICES
     KPMG LLP has served as the Company’s auditors since 1989. For the fiscal years ended December 31, 2007 and 2006 fees billed by KPMG LLP to Vitran for services were:

	Year ended December 31,
	2007	2006
Audit and audit-related fees	$591,500	$598,078
Tax fees	Nil	Nil
All other fees	Nil	Nil

	$591,500	$598,078

     All services provided by KPMG to Vitran for 2007 and 2006 were approved by the Audit Committee. The Audit Committee pre-approves all non-audit services to be provided to the Company or its subsidiary entities by its independent auditors. For further details regarding the Audit Committee approval process please review the Audit Committee charter which is available free of charge on Vitran’s website at www.vitran.com.
     For information regarding the members and other applicable information of the Audit Committee please review the Company’s proxy statement for the 2008 Annual and Special Meeting of its Shareholders, reference to which is hereby made, and the information therein is incorporated herein by reference.
PART IV
ITEM 15—EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K
(a)	(1) Financial Statements
          Consolidated Balance Sheets as at December 31, 2007 and 2006 and the Consolidated Statements of Income, Shareholders’ Equity and Cash Flow for the years ended December 31, 2007, 2006, and 2005, are reported on by KPMG LLP, Chartered Accountants.
     These statements are prepared in accordance with GAAP in the United States with a reconciliation of the differences between United States GAAP and Canadian GAAP included in Note 18 to the financial statements.

      (2) Financial Statements Schedule:
      Schedule II—Valuation and Qualifying Accounts
      Vitran Corporation Inc.
      Three years ended December 31, 2007

Allowance for Doubtful Accounts
(in thousands of dollars)	Balance at	Charges to		Balance
	beginning	costs and		at end
Description	of year	expenses	Deductions	of year

Year ended December 31, 2005
Accounts receivable allowances for revenue adjustments and doubtful accounts	$1,193	$757	$(675)	$1,275
Year ended December 31, 2006
Accounts receivable allowances for revenue adjustments and doubtful accounts	$1,275	$1,516	$(592)	$2,199
Year ended December 31, 2007
Accounts receivable allowances for revenue adjustments and doubtful accounts	$2,199	$879	$(588)	$2,490

      (3) Exhibits Filed
          The exhibits listed in the accompanying Exhibit Index are filed as part of this Annual Report on Form 10-K.
(b)	Separate Financial Statements
None

Exhibit Index

Exhibit No.	Document
1.1*	Underwriting Agreement dated December 16, 1994 between the registrant and Midland Walwyn Capital Inc. and ScotiaMcLeod Inc.

1.2*	Special Warrant Indenture dated December 16, 1994 between the registrant and Montreal Trust Company for Canada, as trustee

1.3*	Escrow Agreement dated December 16, 1994 between the registrant and Messrs. Morris/Rose/Ledgett, Barristers and Solicitors, as trustee

1.4*	Subscription Agreements
1.5*	Stock Option Plan dated July 16, 1987
1.6*	Employee Stock Option Plan approved May 17, 1995
1.7*	Prospectus dated December 16, 2003
2.1*	Purchase and Sale Agreement dated November 2, 1994 between the registrant and Carl Cook and Daniel L. Cook

3.(i).1*	Articles of Incorporation effective April 29, 1981
3.(i).2*	Articles of Amendment effective May 27, 1987
3.(i).3*	Articles of Amendment effective July 16, 1987
3.(i).4*	Articles of Amendment effective February 5, 1991
3.(i).5*	Articles of Amendment effective April 22, 2004
3.(ii).1*	By-laws effective May 27, 1987
3.(ii).2*	By-law to authorize the directors to borrow and give security effective July 16, 1987

4.1*	Cancellation of Stock Voting Agreement dated February 1, 2003 between Richard D. McGraw, Albert Gnat and Anthony F. Griffiths

9.1*	Stock Voting Agreement dated July 15, 1987 between Richard D. McGraw, Albert Gnat and Anthony F. Griffiths

10.1*	Credit Agreement between the registrant, its subsidiaries and the Royal Bank, dated April 25, 1995

10.2*	Credit Agreement between the Overland Group and Bank One, dated February 4, 1994 (the “Overland Credit Agreement”)

10.3*	First Amendment to the Overland Credit Agreement, effective July 1, 1994
10.4*	Second Amendment to the Overland Credit Agreement, effective September 30, 1994

10.5*	Third Amendment to the Overland Credit Agreement, dated December 14, 1994

10.6*	Fourth Amendment to the Overland Credit Agreement, dated February 1, 1995
10.7*	Fifth Amendment to the Overland Credit Agreement, effective December 31, 1994

10.8*	Sixth Amendment to the Overland Credit Agreement, dated March 2, 1995
10.9*	Operating Credit Agreement between Trans Western Express Inc. and The Bank of Nova Scotia, dated July 25, 1995

10.9.1*	First Amending Agreement to Credit Agreement between Trans Western Express Inc. and The Bank of Nova Scotia, dated September 3, 1998

10.9.2*	Second Amending Agreement to Credit Agreement between Trans Western Express Inc. and The Bank of Nova Scotia, dated January 8, 1999

10.9.3*	Amended and Restated Credit Agreement between Vitran Corporation Inc. and Trans Western Express Inc. and The Bank of Nova Scotia, dated January 31, 2002

10.9.4*	Second Amended and Restated Credit Agreement between Vitran Corporation Inc. and Vitran Express Canada Inc. and The Bank of Nova Scotia and Laurentian Bank of Canada, dated May 1, 2006

10.9.5*	Third Amended and Restated Credit Agreement between Vitran Corporation Inc., Vitran Express Canada Inc., Vitran Corporation and The Bank of Nova Scotia, Laurentian Bank of Canada and JP Morgan Chase, dated September 20, 2006

Exhibit No.	Document
10.9.6*	Credit Agreement between JPMorgan Chase Bank, N.A. as Agent and JPMorgan Chase Bank, N.A., JPMorgan Chase Bank, N.A., Toronto Branch, those other financial institutions whose names appear on the signature pages hereto and the other persons from time to time party hereto as Lenders as Lenders and J.P. Morgan Securities Inc.. as Lead Arranger and Sole Bookrunner and Bank of America, N.A. and Bank of Montreal as Co-Syndication Agents and National Bank of Canada and Fifth Third Bank as Co-Documentation Agents And Vitran Corporation Inc., Vitran Express Canada Inc. and Vitran Corporation as Borrowers Dated as of July 31, 2007

10.10*	Note Purchase Agreement between Trans Western Express Inc., the registrant and certain purchasers, dated July 25, 1995

10.11*	Amendment No. 1 to Note Agreement (“Amending Agreement”), dated June 28, 1996

10.12*	Amendment No. 2 to Note Agreement (“Amending Agreement”), dated May 13, 1997

10.13*	Credit Agreement between the registrant and The Bank of Nova Scotia, dated September 3, 1998

10.14*	Credit Agreement between the registrant and The Bank of Nova Scotia and Laurentian Bank of Canada, dated October 13, 1999

10.15*	Confidential Transportation Contract dated January 1, 1993 between Trans Western Express Inc. and Canadian National Railway Company

10.16*	Agreement dated April 24, 1995 between the registrant, Borcross Limited, Carl Cook and Daniel L. Cook amending the terms of the Overland Note

10.17*	Engagement Letter dated April 28, 1995 between the registrant and Banc One Capital Corporation

10.18*	Offer of Employment dated September 30, 1998 from the registrant to Kevin Glass

10.19*	Share Purchase Agreement between the registrant and Randall Quast, dated July 21, 1998

10.20*	Employment agreement dated November 25, 2004 from the registrant to Sean P. Washchuk

10.21*	Employment agreement dated April 29, 2004 from the registrant to Rick E. Gaetz

10.22*	Employment agreement dated April 29, 2004 from the registrant to Kevin A. Glass

10.3*	Share purchase agreement, by Vitran Corporation and Chris Dugan, dated May 30, 2005

10.31*	Share purchase agreement, by Vitran Corporation and The Shareholders of PJAX, Inc., dated October 2, 2006

10.4*	Deferred share unit plan, dated September 14, 2005

10.41*	Deferred share unit plan, dated March 10, 2006

14.1*	Code of Ethics and Professional Conduct for Directors, Senior Executives and Employees, dated August 3, 2004
31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Previously filed
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Toronto, Province of Ontario, on the 7th day of February, 2008.

Vitran Corporation Inc.
By:	/s/ SEAN P. WASHCHUK
Sean P. Washchuk
Vice President Finance and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ RICHARD D. McGRAW	Chairman of the Board	February 7 2008
Richard D. McGraw

/s/ RICHARD E. GAETZ	President and Chief Executive Officer, Director	February 7, 2008
Richard E. Gaetz

/s/ GEORGES L. HÉBERT	Director	February 7, 2008
Georges L. Hébert

/s/ WILLIAM S. DELUCE	Director	February 7, 2008
William S. Deluce

/s/ ANTHONY F. GRIFFITHS	Director	February 7, 2008
Anthony F. Griffiths

/s/ JOHN R. GOSSLING	Director	February 7, 2008
John R. Gossling

/s/ SEAN P. WASHCHUK	Vice President Finance and Chief Financial Officer	February 7, 2008
Sean P. Washchuk	(Principal Financial Officer)

/s/ FAYAZ D. SULEMAN	Corporate Controller	February 7, 2008
Fayaz D. Suleman	(Principal Accounting Officer)ve