Form 10-K/A
period 2007-12-31
VITRAN CORP INC
filed 2008-02-15
CIK 946823

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to _____________.
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
NASDAQ — National Market
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   ☐ Yes     ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   ☐ Yes     ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☑ Yes     ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K.   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act).

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

DOCUMENTS INCORPORATED BY REFERENCE
1)   Definitive Proxy statement to be filed within 120 days of December 31, 2007 (Only those portions referenced herein are incorporated in this Annual Report on Form 10-K/A).

Explanatory Note
This Form 10K/A (Amendment No. 1) to Vitran Corporation Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007, initially filed with the Securities and Exchange Commission (the”SEC”) on February 11, 2008, is being filed to correct Note 18 (a), “United States and Canadian accounting policy differences”, to the financial statements to appropriately reflect the shareholders’ equity under United States Generally Accepted Accounting Principles (“GAAP”) for 2007 in the table that reconciles shareholders’ equity to Canadian GAAP. Item 6 — Selected Financial data has also been updated to reflect the correct amount for 2007.
The revisions have no effect on the Company’s consolidated statements of income, statements of cash flows or balance sheets.
This Amendment No. 1 is limited in scope to the portion of the 2007 Form 10-K set forth above and does not amend, update or change any other items or disclosures contained in the original 2007 Form 10-K.

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
Selected Financial Data (Thousands of dollars, except per share amounts)

Year	2007	2006	2005	2004	2003

United States GAAP
Statements of Income
Revenue	$670,517	$514,059	$428,192	$374,595	$331,826
Income from continuing operations before depreciation and amortization expense(1)	43,769	40,530	32,392	24,183	20,044
Income from continuing operations	22,999	28,040	25,427	18,977	14,550
Net income from continuing operations	13,710	19,258	17,938	14,943	10,336

Cumulative effect of change in accounting principle	—	141	—	—	—

Net income	$13,710	$19,399	$17,938	$14,943	$10,336

Earnings per share basic:
Net income from continuing operations	$1.02	$1.49	$1.43	$1.22	$1.07
Net income (loss)	$1.02	$1.50	$1.43	$1.22	$1.07
Weighted average number of shares	13,458,786	12,887,401	12,516,265	12,285,400	9,684,901
Earnings per share diluted:
Net income from continuing operations	$1.00	$1.47	$1.40	$1.17	$1.01
Net income (loss)	$1.00	$1.48	$1.40	$1.17	$1.01
Weighted average number of shares	13,651,799	13,124,865	12,848,360	12,740,477	10,263,211

Canadian GAAP(2)
Statements of Income
Revenue	$670,517	$514,059	$428,192	$374,595	$331,826
Income from continuing operations before depreciation and amortization expense(1)	41,551	40,530	32,392	24,183	20,308
Income from continuing operations	20,781	28,040	25,427	18,977	14,814
Net income from continuing operations	11,492	19,258	17,938	14,943	10,336

Net income (loss)	$11,492	$19,258	$17,938	$14,943	$10,336

Selected Financial Data (continued) (Thousands of dollars, except per share amounts)

Year	2007	2006	2005	2004	2003

Earnings per share basic:
Net income from continuing operations continuing operations	$0.85	$1.49	$1.43	$1.22	$1.07
Net income (loss)	$0.85	$1.49	$1.43	$1.22	$1.07
Weighted average number of shares	13,458,786	12,887,401	12,516,265	12,285,400	9,684,901

Earnings per share diluted:
Net income from continuing operations	$0.84	$1.47	$1.40	$1.17	$1.01
Net income (loss)	$0.84	$1.47	$1.40	$1.17	$1.01
Weighted average number of shares	13,651,799	13,124,865	12,848,360	12,740,477	10,263,211

Dividends per share $US	Nil	Nil	Nil	Nil	Nil
Dividends per share $CAD	Nil	Nil	Nil	Nil	Nil

Year	2007	2006	2005	2004	2003

Balance Sheets (United States GAAP)
Assets:
Current assets	$95,548	$83,775	$71,017	$90,177	$85,046
Property and equipment, net	169,052	145,129	66,807	37,563	35,102
Intangible assets	13,645	15,888	2,456	—	—
Goodwill, net	124,375	117,146	61,448	45,304	44,865
Other assets	—	150	—	6	—

Total assets	$402,630	$362,088	$201,728	$173,050	$165,013

Liabilities and Stockholders’ Equity:
Current liabilities	$91,133	$88,669	$48,331	$38,806	$46,412
Long-term debt	109,831	93,139	8,588	11,507	17,931
Other non-current liabilities	11,322	6,983	5,007	3,546	2,715

Total stockholders’ equity	$190,344	$173,297	$139,802	$119,191	$97,955

Balance Sheets (Canadian GAAP)(2)
Assets:
Current assets	$95,548	$83,775	$71,017	$90,177	$85,046
Property and equipment, net	169,052	145,129	66,807	37,563	35,102
Intangible assets	13,645	15,888	2,456	—	—
Goodwill, net	124,375	117,146	61,448	45,304	44,865
Other assets	—	—	—	—	—

Total assets	$402,630	$361,938	$201,728	$173,044	$165,013

Liabilities and Stockholders’ Equity:
Current liabilities	$91,133	$88,669	$48,331	$38,806	$46,412
Long-term debt	109,831	93,139	8,588	11,507	17,931
Other non-current liabilities	11,322	6,983	5,007	3,546	2,715

Total stockholders’ equity	$190,203	$173,156	$139,802	$119,185	$97,955

Total commitments under operating leases	$58,639	$38,827	$40,239	$46,564	$48,580

Selected Financial Data (continued) (Thousands of dollars, except per share amounts)

Year	2007	2006	2005	2004	2003

Operating Ratios(3)
Total company	96.6%	94.5%	94.1%	94.9%	95.5%
Less-than-truckload	96.0%	93.7%	93.1%	94.2%	94.3%
Logistics	93.8%	93.3%	94.7%	95.3%	96.2%
Truckload	94.9%	94.7%	93.5%	94.5%	98.2%

Notes:

(1)	Income from continuing operations before depreciation and amortization expense (“EBITDA”) is a non-GAAP financial measure which does not have any standardized meaning prescribed by GAAP. EBITDA represents net income, minus cumulative change in accounting policy, plus (minus) income tax expense (benefit), plus net interest expense, and plus depreciation and amortization. The Company uses EBITDA in evaluating its operating performance compared to that of other companies in its industry, as the calculation of EBITDA eliminates the effects of financing, income taxes and the accounting effects of capital spending, which items may vary for different companies for reasons unrelated to overall operating performance. When analyzing its operating performance, however, investors should use EBITDA in addition to, not as an alternative for, income from operations and net income, as those items are defined by GAAP. Investors should also note that the Company’s presentation of EBITDA may not be comparable to similarly titled measures used by other companies. EBITDA is reconciled to net income as follows:

	Year ended December 31,
	2007	2006	2005	2004	2003

Net income	$13,710	$19,399	$17,938	$14,943	$10,336
Cumulative change in accounting principle	—	(141)	—	—	—
Income tax expense	863	6,122	7,191	3,983	3,158
Interest expense, net	8,426	2,660	298	51	1,320
Depreciation and amortization	20,770	12,490	6,965	5,206	5,494

EBITDA	$43,769	$40,530	$32,392	$24,183	$20,308

(2)	Please see Note 18 to the Consolidated Financial Statements for differences between United States and Canadian GAAP.

(3)	Operating ratio (“OR”) is a non-GAAP financial measure which does not have any standardized meaning prescribed by GAAP. OR is the sum of operating expenses, selling, general and administrative expenses, other expenses (income), and depreciation and amortization expense, divided by revenue. OR allows management to measure the Company and its various segments’ operating efficiency. OR is a widely recognized measure in the transportation industry which provides a comparable benchmark for evaluating the Company’s performance compared to its competitors’. Investors should also note that the Company’s presentation of OR may not be comparable to similarly titled measures by other companies. OR is calculated as follows:

	Year ended December 31,
	2007	2006	2005	2004	2003

Operating expenses	$565,094	$426,515	$357,960	$319,295	$282,016
Selling, general and administrative expenses	62,086	47,448	37,881	31,263	29,366
Other expenses (income)	(432)	(434)	(41)	(146)	136
Depreciation and amortization expense	20,770	12,490	6,965	5,206	5,494

	$647,518	$486,019	$402,765	$355,618	$317,012

Revenue	$670,517	$514,059	$428,192	$374,595	$331,826

Operating ratio (“OR”)	96.6%	94.5%	94.1%	94.9%	95.5%

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
18.	United States and Canadian accounting policy differences:
(a)	Consolidated reconciliation of net income and shareholders’ equity:

	Net income			Shareholders' equity
	2007	2006	2005	2007	2006	2005

Balance, December 31, based on United States GAAP	$13,710	$19,399	$17,938	$190,344	$173,297	$139,802
Effect of change in accounting principle (i)	—	(141)	—	(141)	(141)	—
Foreign exchange adjustment (ii)	(2,218)	—	—	(1,360)	858	858
Unrealized foreign exchange loss on derivative instrument	—	—	—	(101)	(101)	(101)
Accumulated other comprehensive income adjustment (ii)	—	—	—	1,461	(757)	(757)

Balance, December 31, based on Canadian GAAP	$11,492	$19,258	$17,938	$190,203	$173,156	$139,802

(i)	The adoption of SFAS 123(R), Share-Based Payments, as described in note 1(l) only applies to United States GAAP. Therefore, the effect of a change in accounting principle does not impact Canadian GAAP net income or shareholders’ equity.

(ii)	The Company had foreign exchange losses of $2.2 million that did not represent a substantially complete liquidation of a foreign operation. In previous years, the Company had foreign exchange gains of $0.9 million that did not represent a substantially complete liquidation of a foreign operation. Under Canadian GAAP, these gains were recognized upon the transfer into income of the related cumulative translation adjustment. Under United States GAAP, there is no reduction of the cumulative translation adjustment account. Retained earnings under Canadian GAAP on a cumulative basis is decreased by $1.4 million (2006 — increased $0.9 million) with a corresponding increase (2006 — decrease) to the cumulative translation adjustment included in accumulated other comprehensive income.

18.	United States and Canadian accounting policy differences (continued):

(iii)		2007	2006	2005

	Income per share under Canadian GAAP:
	Basic — net income	$0.85	$1.49	$1.43
	Diluted — net income	0.84	1.47	1.40

	Weighted average number of shares:
	Weighted average number of shares outstanding	13,458,786	12,887,401	12,516,265
	Potential exercise of stock options	193,013	237,464	332,095

	Diluted shares	13,651,799	13,124,865	12,848,360

ITEM 15—EXHIBITS
Exhibit Index

Exhibit No.	Document
31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
* Previously filed
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Toronto, Province of Ontario, on the 15th day of February, 2008.

Vitran Corporation Inc.
By:	/s/ SEAN P. WASHCHUK
Sean P. Washchuk
Vice President Finance and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ RICHARD D. McGRAW Richard D. McGraw	Chairman of the Board	February 15, 2008
/s/ RICHARD E. GAETZ Richard E. Gaetz	President and Chief Executive Officer, Director	February 15, 2008
/s/ GEORGES L. HÉBERT Georges L. Hébert	Director	February 15, 2008
/s/ WILLIAM S. DELUCE William S. Deluce	Director	February 15, 2008
/s/ ANTHONY F. GRIFFITHS Anthony F. Griffiths	Director	February 15, 2008
/s/ JOHN R. GOSSLING John R. Gossling	Director	February 15, 2008
/s/ SEAN P. WASHCHUK Sean P. Washchuk	Vice President Finance and Chief Financial Officer (Principal Financial Officer)	February 15, 2008
/s/ FAYAZ D. SULEMAN Fayaz D. Suleman	Corporate Controller (Principal Accounting Officer)	February 15, 2008