Form 10-Q
period 2008-03-31
VITRAN CORP INC
filed 2008-05-05
CIK 946823

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 2008

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

 Large accelerated filer      ☐                Accelerated filer    ☒                                                          Non-accelerated filer   ☐                                           Smaller reporting company   ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The number of shares of common shares outstanding at April 23, 2008 was 13,483,159.

Part I. Financial Information

Item 1: Financial Statements

VITRAN CORPORATION INC.

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(In thousands of United States dollars except for per share amounts)

	Three months Ended Mar. 31, 2008	Three months Ended Mar. 31, 2007

Revenue	$177,507	$154,136
Operating expenses	153,099	128,456
Selling, general and administrative expenses	16,921	15,099
Other expense	1	29
Depreciation and amortization expense	5,560	4,945
Total operating expenses	175,581	148,529
Income from operations before undernoted	1,926	5,607
Interest expense, net	2,130	2,064
Income (loss) from operations before income taxes	(204)	3,543
Income taxes (recovery)	(1,338)	156
Net income	$1,134	$3,387
Income per share:
Basic	$0.08	$0.25
Diluted	$0.08	$0.25

Weighted average number of shares:
Basic	13,465,357	13,438,065
Diluted	13,611,446	13,651,872

See accompanying notes to consolidated financial statements

VITRAN CORPORATION INC.

CONSOLIDATED BALANCE SHEETS

(In thousands of United States dollars)

	Mar. 31, 2008	Dec. 31, 2007
	(Unaudited)	(Audited)

Assets
Current assets:
Accounts receivable	$81,932	$74,261
Inventory, deposits and prepaid expenses	11,726	11,325
Income and other taxes recoverable	1,083	2,232
Deferred income taxes	3,039	2,599
	97,780	90,417
Property and equipment	169,232	169,062
Intangible assets	15,019	13,645
Goodwill	122,013	124,375
	$404,044	$397,499
Liabilities and Shareholders’ Equity
Current liabilities:
Bank overdraft	$3,111	$390
Accounts payable and accrued liabilities	73,296	67,468
Current portion of long-term debt	17,325	18,144
	93,732	86,002
Long-term debt	109,278	109,831
Other	4,943	3,512
Deferred income taxes	6,125	7,810

Shareholders’ equity:
Common shares, no par value, unlimited authorized, 13,483,159 and 13,448,159 issued and outstanding at March 31, 2008 and December 31, 2007 respectively	77,424	77,246
Additional paid-in capital	2,713	2,436
Retained earnings	105,612	104,478
Accumulated other comprehensive income	4,217	6,184
	189,966	190,344
	$404,044	$397,499
Contingent liabilities (note 9)

See accompanying notes to consolidated financial statements.

VITRAN CORPORATION INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

(In thousands of United States dollars, except share amounts)

					Accumulated
			Additional		other	Total
	Common shares		Paid-in	Retained	comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	income	Equity

December 31, 2007	13,448,159	$77,246	$2,436	$104,478	$6,184	$190,344
Shares issued upon exercise of employee stock options	35,000	178	-	-	-	178
Net income	-	-	-	1,134	-	1,134
Other comprehensive income (loss)	-	-	-	-	(1,967)	(1,967)
Share-based compensation	-	-	277	-	-	277
March 31, 2008	13,483,159	$77,424	$2,713	$105,612	$4,217	$189,966

					Accumulated
			Additional		other	Total
	Common shares		Paid-in	Retained	comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	income	Equity

December 31, 2006	13,419,859	$76,913	$1,607	$90,933	$3,844	$173,297
Shares issued upon exercise of employee stock options	41,000	127	-	-	-	127
Net income	-	-	-	3,387	-	3,387
Other comprehensive income	-	-	-	-	69	69
Share-based compensation	-	-	208	-	-	208
March 31, 2007	13,460,859	$77,040	$1,815	$94,320	$3,913	$177,088

VITRAN CORPORATION INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands of United States dollars)

	Three months Ended Mar. 31, 2008	Three months Ended Mar. 31, 2007

Cash provided by (used in):
Operations:
Net income	$1,134	$3,387
Items not involving cash from operations
Depreciation and amortization expense	5,560	4,945
Deferred income taxes	(1,198)	967
Share-based compensation expense	277	208
Loss on sale of property and equipment	1	29
Change in non-cash working capital components	(1,113)	(3,697)
	4,661	5,839
Investments:
Purchase of property and equipment	(7,108)	(4,550)
Proceeds on sale of property and equipment	191	71
Additional payment due to acquisition of subsidiary	-	(538)
	(6,917)	(5,017)

Financing:
Change in revolving credit facility and bank overdraft	6,625	3,284
Repayment of long-term debt	(2,571)	(2,255)
Repayment of capital leases	(2,241)	(1,640)
Issue of common shares upon exercise of stock options	178	127
	1,991	(484)
Effect of translation adjustment on cash	265	(249)
Increase in cash and cash equivalents	-	89
Cash and cash equivalents, beginning of period	-	1,454
Cash and cash equivalents, end of period	$-	$1,543

Change in non-cash working capital components:
Accounts receivable	$(7,671)	$(7,010)
Inventory, deposits and prepaid expenses	(401)	387
Income and other taxes recoverable	1,131	(2,597)
Accounts payable and accrued liabilities	5,828	5,523
	$(1,113)	$(3,697)

See accompanying notes to consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(In thousands of United States dollars except for per share amounts)

1.  Accounting Policies

The interim consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles.  The Ontario Business Corporations Act (“OBCA”) regulations allow issuers that are required to file reports with the Securities and Exchange Commission in the United States to file financial statements under United States GAAP to meet their continuous disclosure obligations in Canada.   The interim consolidated financial statements do not contain all the disclosures required by United States generally accepted accounting principles.  The interim consolidated financial statements have been prepared in accordance with instructions to Quarterly Report on Form 10-Q.  The interim consolidated financial statements should be read in conjunction with 2007 Annual Report on Form 10-K.  The interim consolidated financial statements follow the same accounting principles and methods of application as the most recent annual consolidated financial statements.

These unaudited consolidated interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair presentation of the results of the interim period presented.  Operating results for the quarter ended March 31, 2008 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2008.

2.	New Accounting Pronouncements

SFAS Statement 157, “Fair Value Measurements”, defines fair values, establishes a framework for measuring fair value in GAAP, and requires enhanced disclosures about fair value measurements.  This statement applies when other accounting pronouncements require or permit fair value measurements.  SFAS Statement 157 was adopted January 1, 2008 as described in note 10.

SFAS Statement 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of SFAS Statement 115” permits entities to choose to measure many financial instruments and certain warranty and insurance contracts at fair value on a contract-by-contract basis.   SFAS Statement 159 was adopted January 1, 2008 as required by the statement.  The requirements of SFAS Statement 159 did not have an effect on the Company’s consolidated financial statements.

SFAS Statement 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133”, required enhanced disclosures about the Company’s derivative and hedging activities.  The Company will be required to provided enhanced disclosure about a) how and why an entity uses derivative instruments, b) how derivative instruments and related hedged items are accounted for under Statement 133 and c) how derivative instruments and related hedged items affect and entity’s financial position and cash flows.  SFAS Statement 161 will be adopted January 1, 2009 as required by the statement.

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

For reporting purposes, the Canadian operations are translated into United States dollars using the current rate method.  Under this method, all assets and liabilities are translated at the period-end rate of exchange and all revenue and expense items are translated at the average rate of exchange for the period.  The resulting translation adjustment is recorded as a separate component of shareholders’ equity.  United States dollar debt of $67.7 million is designated as a hedge of the investment in the United States dollar functional operations, such that related transaction gains and losses are recorded in the separate component of shareholders’ equity.

4.   Acquisition

On November 30, 2007, the Company acquired 100 percent of the outstanding shares of Las Vegas/L.A. Express, Inc. ("LVLA").  The aggregate purchase consideration was approximately $8.45 million (including transaction costs).  Approximately $4.35 million of additional cash consideration is contingent on the vendors meeting certain future financial metrics.  All additional contingent consideration paid to the vendors will be allocated to goodwill.    The Company has not completed the allocation of identifiable intangible assets and goodwill.  The total amount of goodwill, once determined, will not be deductible for tax purposes.

The following pro forma financial information reflects the results of operations of Vitran as if the acquisition of LVLA had taken place on January 1, 2007.  The pro forma financial information is not necessarily indicative of the results as it would have been if the acquisition had been effected on the assumed date and is not necessarily indicative of future results:

March 31, 2007

Pro forma revenue	$159,922
Pro forma net income	3,554

Pro forma diluted income per share	$0.26

5.   Long-term debt

On April 10, 2008, the Company amended its credit agreement in respect of certain financial maintenance tests.  The amendment is effective March 31, 2008 to December 31, 2008.  As at March 31, 2008, the Company is in compliance with these amended maintenance tests and expected to be for the balance of 2008.

6.   Stock Option Plan

Under the Company’s stock option plan, options to purchase Common Shares of the Company may be granted to key employees, officers and directors of the Company and its affiliates by the Board of Directors or by the Company’s Compensation Committee.  There are 884,200 options outstanding under the plan.  The term of each option is ten years and the vesting period is five years.  The exercise price for options is the trading price of the Common Shares of the Company on the Toronto Stock Exchange on the day of the grant.

The fair value of each stock option granted was estimated using the Black-Scholes Morton fair value option-pricing model with the following assumptions:

2008

Options granted	99,000
Risk-free interest rate	3.93%
Dividend yield	-
Volatility factor of the future expected market price of the Company’s common shares	34.12%
Expected life of the options	6 years

The weighted average estimated fair value at the date of grant for the options granted in 2008 was $5.27 per share.

7.     Comprehensive income (loss)

The components of other comprehensive income (loss) such as changes in foreign currency adjustments are required to be added to the Company’s reported net income to arrive at comprehensive net income (loss).  Other comprehensive income (loss) items have no impact on the reported net income as presented on the Consolidated Statements of Income.

The following are the components of other comprehensive income, net of income taxes for the three months ended March 31, 2008 and 2007:

	Three months Ended Mar. 31, 2008	Three months Ended Mar. 31, 2007

Net income	$1,134	$3,387
Translation adjustment	(1,025)	95
Interest rate swaps	(1,449)	(36)
Tax effect	507	10
Other comprehensive income (loss)	$(1,967)	$69
Comprehensive net income (loss)	$(833)	$3,456

8.     Computation of Income per Share

	Three months Ended Mar. 31, 2008	Three months Ended Mar. 31, 2007

Numerator:
Net income	$1,134	$3,387
Denominator:
Basic weighted-average shares outstanding	13,465,357	13,438,065
Dilutive stock options	146,089	213,807
Dilutive weighted-average shares outstanding	13,611,446	13,651,872

Basic income per share	$0.08	$0.25
Diluted income per share	$0.08	$0.25

Diluted income per share excludes the effect of 658,900 (2007 - 580,900) anti-dilutive options.

9.     Contingent Liabilities

The Company is subject to legal proceedings that arise in the ordinary course of business.  In the opinion of management, the aggregate liability, if any, with respect to these actions will not have a material adverse effect on the consolidated financial position, results of operations or cash flows.  Legal costs are expensed as incurred.

10.	Risk Management Activities and Fair Value Measurements

The Company is exposed to interest rate volatility with regard to existing variable rate debt.  The Company has entered into variable-to-fixed interest rate swaps on variable rate term debt and revolving debt.  The swaps are accounted for as cash flow hedges.  The effective portions of changes in fair value of the interest rate swaps are recorded in Accumulated Other Comprehensive Income and are recognized into earnings in the same period in which the hedged forecasted transaction affects earnings.  Ineffective portions of changes in fair value are recognized into earnings as they occur.  At March 31, 2008, the notional amount of the swaps was $66.7 million, with the average pay rate being 4.94% and the average receive rate being 2.70%.  The swaps mature at various dates up to December 31, 2011.

Effective January 1, 2008, the Company adopted SFAS No. 157, which provides a framework for measuring fair value under GAAP.  As defined in SFAS No. 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price).  The Company utilizes market data or assumptions that the Company believes market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique.  These inputs can be readily observable, market corroborated or generally unobservable.

The Company primarily applies the market approach for recurring fair value measurements and endeavors to utilize the best available information.  Accordingly, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs.  The Company is able to classify fair value balances based on the observability of those inputs.

SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).

Assets and liabilities measured at fair value on a recurring basis include the following as of March 31, 2008:

	Fair Value Measurements Using			Liabilities
(in thousands)	Level 1	Level 2	Level 3	At Fair Value
Liabilities
Interest rate swaps	$-	$2,898	$-	$2,898
Total liabilities	$-	$2,898	$-	$2,898

11.  Segmented Information

Three months ended Mar. 31, 2008	Less-than- truckload	Logistics	Truckload	Total	Corporate Office and Other	Consolidated Totals

Revenue	$149,415	$19,760	$8,332	$177,507	$-	$177,507
Operating, selling, general and administrative expenses	142,397	18,637	7,697	168,731	1,289	170,020
Other expense (income)	22	(16)	(5)	1	-	1
Depreciation and amortization	4,859	419	261	5,539	21	5,560
Income (loss) from operations	$2,137	$720	$379	$3,236	$(1,310)	1,926
Interest expense, net						2,130
Income taxes						(1,338)
Net income						$1,134

Three months ended Mar. 31, 2007	Less-than- truckload	Logistics	Truckload	Total	Corporate Office and Other	Consolidated Totals

Revenue	$136,157	$9,663	$8,316	$154,136	$-	$154,136
Operating, selling, general and administrative expenses	125,326	9,104	7,776	142,206	1,349	143,555
Other expense (income)	24	-	5	29	-	29
Depreciation and amortization	4,577	119	240	4,936	9	4,945
Income (loss) from operations	$6,230	$440	$295	$6,965	$(1,358)	5,607
Interest expense, net						2,064
Income taxes						156
Net income						$3,387

12.  Comparative figures

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

The MD&A and the documents incorporated by reference herein contain forward-looking statements regarding, but not limited to, the following:

•	the Company’s objective to expand or acquire a less-than-truckload (“LTL”) or logistics operations;

•	the Company’s objective to complete its LTL IT system and operating integration initiatives and realize operating efficiencies and inter-regional sales growth;

•	the Company’s objective to complete the Toronto service centre construction in the LTL segment and realize operating efficiencies;

•	the Company’s objective to complete construction of the dedicated facility in its Logistics segment and increase revenue and income from operations;

•	the Company’s intention to continue to grow its cross-border and inter-regional LTL revenue at above average rates;

•
the Company’s intention to purchase a specified level of capital assets and to finance such acquisitions with cash flow from operations and, if necessary, from the Company’s revolving credit facilities.

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

Overview

The first quarter of 2008 was a difficult quarter for Vitran due to higher than expected fuel prices, abnormally severe weather conditions throughout Vitran’s operating network and the continued impact of a downturn in economic activity in North America since August 2006.  The Company posted first quarter revenue and income from operations of $177.5 million and $1.9 million respectively.  Revenue in the LTL segment increased 9.7% compared to the first quarter of 2007; however, the competitive environment which negatively affected results in the second half of 2007 did not improve in the first quarter of 2008.   The Logistics segment showed the most notable improvement, increasing revenue and income from operations.  The results for the Logistics segment included Las Vegas/L.A. Express, Inc. (“LVLA”) acquired November 30, 2007.

CONSOLIDATED RESULTS

The following table summarizes the Consolidated Statements of Income for the three-month periods ended March 31:

For the three months ended March 31,
(in thousands)	2008	2007	2008 vs 2007

Revenue	$177,507	$154,136	15.2%
Operating expenses	153,099	128,456	19.2%
SG&A expenses	16,921	15,099	12.1%
Other expense	1	29	(96.6%)
Depreciation and amortization	5,560	4,945	12.4%
Income from operations	1,926	5,607	(65.6%)
Interest expense, net	2,130	2,064	3.2%
Income (recovery) tax	(1,338)	156	(957.7%)
Net income	$1,134	$3,387	(66.5%)

Income per share:
Basic - net income	$0.08	$0.25
Diluted - net income	$0.08	$0.25

Operating Ratio (1)	98.9%	96.4%

Revenue increased 15.2% to $177.5 million for the first quarter of 2008 compared to $154.1 million in the first quarter of 2007.  Revenue in the LTL and Logistics segments increased 9.7% and 104.5%, respectively, while the Truckload segment was flat compared to the first quarter of 2007.  Revenue for the first quarter of 2008 compared to 2007 was augmented by the contribution of LVLA, acquired on November 30, 2007.  Domestic U.S. revenue accounts for 68.1% of total revenue in the first quarter of 2008 compared to 71.1% in the first quarter of 2007.  Income from operations for the first quarter declined to $1.9 million compared to $5.6 million in the same period a year ago.  The Company’s consolidated operating ratio was 98.9% for the first quarter of 2008 compared to 96.4% in the first quarter of 2007.  Detailed explanations for the fluctuations in revenue and income from operations are discussed below in “Segmented Results”.

Selling, general and administrative expenses (“SG&A”) increased 12.1% to $16.9 million in the first quarter compared to $15.1 million in the first quarter of 2007.  The increase in SG&A expenses for the quarter can be attributed to the addition of LVLA, increased share-based compensation and healthcare expenses.  Furthermore, with the addition of LVLA and increases in healthcare and on-going compensation-related expenses, SG&A should continue to be higher than the prior year periods.

The Company incurred interest expense of $2.1 million in the first quarter of 2008 and in the first quarter of 2007.  The Company’s total long-term debt increased to $126.6 million for the first quarter of 2008 compared to the $108.3 million in the 2007 first quarter.  The increase in debt is primarily attributable to real estate additions of $6.4 million in the first quarter of 2008.  Total debt at March 31, 2008 consisted of $48.4 million drawn on the Company’s revolving credit facilities, $56.7 million of term debt, $0.9 million note payable and $20.6 million of capital leases.

Income tax recovery for the first quarter of 2008 was $1.3 million compared to an expense of $0.2 million for the same quarter a year ago.  The tax recovery in the first quarter of 2008 compares to an effective tax rate of 4.4% for the first quarter of 2007.  The tax recovery can be attributed to a decline in earnings before tax and a decline in the effective tax rate.  The decrease in the effective rate can be attributed to an increase in a higher proportion of income being earned in lower tax foreign jurisdictions as well as a decline in future tax rates in Canada. On a consolidated basis, the Company generated taxable losses in the United States, which have been recognized as future tax assets.  These taxable losses are the result of tax depreciation and amortization on capital assets and goodwill in excess of GAAP depreciation and amortization attributable to the Company’s acquired business of the last three years.  Management believes the Company will generate sufficient taxable income to use these losses in the future.   Should the Company’s earnings before income tax increase in subsequent quarters, the quarterly effective tax rate should also increase.

Net income decreased by 66.5% to $1.1 million for the 2008 first quarter compared to $3.4 million for the same quarter in 2007.  This resulted in basic and diluted income per share of $0.08 for the first quarter of 2008 compared to basic and diluted income per share from operations of $0.25 for the first quarter of 2007.  The weighted average number of shares for the current quarter was 13.5 million basic and 13.6 million diluted compared to 13.4 million basic and 13.7 million diluted shares in the first quarter of 2007.

SEGMENTED RESULTS

Less-Than-Truckload (LTL)

The table below provides summary information for the LTL segment for the three-month periods ended March 31:

For the three months ended March 31,
(in thousands)	2008	2007	2008 vs 2007

Revenue	$149,415	$136,157	9.7%
Income from operations	2,137	6,230	(65.7%)
Operating ratio	98.6%	95.4%

Number of shipments (2)	977,811	993,376	(1.6%)
Weight (000s of lbs) (3)	1,490,474	1,467,846	1.5%
Revenue per shipment (4)	$152.81	$137.06	11.5%
Revenue per hundredweight (5)	$10.02	$9.28	8.0%

Revenue in the LTL segment increased 9.7% to $149.4 million, in the first quarter of 2008 compared to $136.2 million in the same period a year ago.  The increase in revenue was influenced by fuel surcharge which represented 15.8% of revenue in the first quarter of 2008 compared to 11.2% of revenue in the first quarter of 2007.  Vitran’s inter-regional service offering from the central states to the west coast continues to grow and the LTL segment’s cross border service offering increased 51.5% compared to the 2007 first quarter.   However, these improvements were mitigated by the persistent slow down in the North American economy and competitive pricing pressure compared to the first quarter of 2007.  Furthermore, abnormally severe weather conditions and rail service issues in Canada in February and March, compared to the first quarter of 2007, resulted in operating inefficiencies, increased expenses and lost volumes.  Further impacting the LTL segments results was an increase in fuel costs that reduced the fuel surcharge recovery margin.  The LTL segment’s shipments decreased 1.6% and tonnage increased 1.5% in the 2008 first quarter compared to the 2007 first quarter. Revenue per hundredweight increased 8.0% taking into account that the Canadian LTL domestic revenue was translated into US dollars at a more favorable foreign exchange rate compared to the first quarter of 2007.  Removing this foreign exchange component revenue per hundredweight increased 3.3% compared to the first quarter of 2007.  The increase in revenue per hundredweight is due to the increase in fuel surcharge compared to the 2007 first quarter.  Consequently, the 2008 first quarter operating ratio was 98.6% compared to 95.4% in the 2007 first quarter.

Logistics

The table below provides summary information for the Logistics segment for the three-month periods ended March 31:

For the three months ended March 31,
(in thousands)	2008	2007	2008 vs 2007

Revenue	$19,760	$9,663	104.5%
Income from operations	720	440	63.6%
Operating ratio	96.4%	95.4%

Revenue and income from operations for the Logistics segment increased 104.5% and 63.6%, respectively for the first quarter of 2008 compared to the same period in 2007.  The increases are primarily attributable to the acquisition of LVLA on November 30, 2007.  The Logistics segment, excluding LVLA, continued to generate positive results but showed the impact of the economic slowdown in North America.  The 2008 first quarter operating ratio was 96.4% compared to 95.4% in the 2007 first quarter. Revenue and income from operations should increase when the supply chain unit completes the construction of its new 500,000 square foot dedicated retail distribution facility that is scheduled for the beginning of the third quarter 2008.

Truckload

The table below provides summary information for the Truckload segment for the three-month periods ended March 31:

For the three months ended March 31,
(in thousands)	2008	2007	2008 vs 2007

Revenue	$8,332	$8,316	0.0%
Income from operations	379	295	28.5%
Operating ratio	95.5%	96.5%

Revenue in the Truckload segment of $8.3 million for the first quarter of 2008 was flat compared to the first quarter of 2007.  Revenue per mile(6)  decreased 4.2% but was offset by the 6.5% increase in shipments compared to the 2007 first quarter.  As a result income from operations increased $0.1 million.   Consequently the Truckload segment posted an operating ratio of 95.5% in the first quarter of 2008 compared to 96.5% for the first quarter of 2007.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow from operations including working capital changes decreased to $4.7 million for the 2008 first quarter compared to $5.8 million in 2007.  The decline is primarily attributable to non-cash deferred income tax recovery plus the changes in working capital compared to the first quarter of 2007.  Accounts receivable increased compared to December 31, 2007 due to higher revenue, average days sales outstanding was 39.8 days compared to 38.9 days for the Company.  Accounts payable and accrued liabilities increased compared to December 31, 2007 due to the timing of payments.

Interest-bearing debt, excluding bank overdraft, was $126.6 million at March 31, 2008 consisting of $56.7 million of term debt, capital leases of $20.6 million, $0.9 million note payable and $48.4 million drawn under the revolving credit facility.  At December 31, 2007 interest-bearing debt was $128.0 million consisting of $58.9 million of term debt, capital leases of $22.9 million, $1.2 million note payable and $45.0 million drawn under the revolving credit facility.  During the first quarter, the Company repaid $2.6 million of term debt and $2.2 million of capital leases.  At March 31, 2008, the Company had $28.2 million of unused credit facilities.

Capital expenditures amounted to $7.1 million for the first quarter of 2008 and were funded out of operating cash flows and the revolving credit facilities of the Company.  The majority of capital expenditures were for the acquisition of the LTL service centres in Kansas City (Kansas), Las Vegas (Nevada) and the construction of the new LTL service centre in Toronto (Ontario).  The table below sets forth the Company’s capital expenditures for the three-month period ended March 31, 2008.

For the three months ended March 31,
(in thousands of dollars)	2008	2007

Real estate and buildings	$6,376	$3,247
Tractors	47	-
Trailing fleet	209	969
Information technology	228	169
Leasehold improvements	72	18
Other equipment	176	147
Total	$7,108	$4,550

Management estimates that cash capital expenditures, excluding real estate additions for the remainder of 2008, will be between $5.0 million and $7.5 million, the majority of which will be fleet replacement and information technology expenditures.  Real estate additions, the majority of which will be for the completion of construction of the new Toronto service centre, will be approximately $2.0 million.  The Company also anticipates entering into operating leases to fund the acquisition of equipment with a capital cost of between $5.0 million and $9.0 million.  The Company expects to finance its cash capital requirements with cash flow from operations, and if required, its revolving credit facilities.

The Company has contractual obligations for principal payments that include long-term debt consisting of term debt facilities, revolving credit facilities and capital leases for operating equipment. The Company utilizes off-balance sheet operating leases primarily consisting of tractor, trailing fleet and real estate leases.  Operating leases form an integral part of the Company’s financial structure and operating methodology as they provide an alternative cost effective and flexible form of financing.

The following table summarizes our significant contractual obligations and commercial commitments as of March 31, 2008:

(in thousands of dollars)		Payments due by period
Contractual Obligations	Total	2008	2009 & 2010	2011 & 2012	Thereafter

Term credit facilities	$56,655	$6,765	$23,890	$26,000	$ Nil
Revolving credit facilities	48,464	Nil	Nil	48,464	Nil
Capital lease obligations	20,619	5,751	9,224	5,644	Nil
Note payable	865	865	Nil	Nil	Nil
Sub-total	126,603	13,381	33,114	80,108	Nil
Operating leases	56,722	14,782	23,513	13,848	4,579
Total Contractual Obligations	$183,325	$28,163	$56,627	$93,956	$4,579

In addition to the above-noted contractual obligations, the Company, as at March 31, 2008, utilized the revolving credit facilities for standby letters of credit of $17.0 million.  The letters of credit are used as collateral for self-insured retention of insurance claims.

A significant decrease in demand for the Company’s services could limit the Company’s ability to generate cash flow and affect its profitability.  The Company’s credit agreement contains certain financial maintenance tests that require the Company to achieve stated levels of financial performance, which, if not achieved, could cause an acceleration of the payment schedules.  On April 10, 2008, the Company amended its credit agreement in respect of certain financial maintenance tests.  The amendment is effective March 31, 2008 to December 31, 2008.  As at March 31, 2008, the Company is in compliance with these amended maintenance tests and expected to be for the balance of 2008.  Management does not anticipate a significant decline in business levels or financial performance and expects that existing working capital, together with available revolving facilities, will be sufficient to fund operating and capital requirements in 2008 as well as service the contractual obligations.

OUTLOOK

The first quarter of 2008 was a demanding quarter for Vitran as high fuel prices, uncharacteristically poor weather conditions and the lackluster economic environment continued to impact the operating results and most acutely in the LTL segment.  That being said the LTL segment continued to grow its inter-regional and cross border services while maintaining its regional customer base to ensure that the Company will be well positioned for the completion of its IT initiatives and any economic improvement.

The U.S. LTL business unit will endeavour to complete its IT systems integration early in the second quarter in order to stimulate operating efficiency initiatives and to launch new inter-regional sales opportunities.  With the winter season complete, the Canadian LTL business unit will be able to complete its new Toronto service centre in the second quarter and then focus on service centre efficiencies.   The Logistics segment will continue to make progress to completing its new dedicated logistics facility in Toronto with an early third quarter launch.

Lastly the Company remains committed to its objectives to expand or acquire into new regional LTL markets and opportunistically add complementary Logistics operations.

QUARTERLY RESULTS

(thousands of dollars except per share amounts)	2008 Q1	2007 Q4	2007 Q3	2007 Q2	2007 Q1	2006 Q4	2006 Q3	2006 Q2

Revenue	$177,507	$174,310	$171,927	$170,144	$154,136	$153,779	$121,512	$123,641
Income from operations	1,926	2,750	5,569	9,073	5,607	8,143	6,797	8,128
Net Income	1,134	1,669	3,121	5,533	3,387	4,974	4,885	5,776
Income per share:
Basic	$0.08	$0.12	$0.23	$0.41	$0.25	$0.37	$0.38	$0.45
Diluted	0.08	0.12	0.23	0.41	0.25	0.37	0.38	0.45
Weighted average number of shares:
Basic	13,465,357	13,457,619	13,475,685	13,463,374	13,438,065	13,413,153	12,744,936	12,732,644
Diluted	13,611,446	13,621,272	13,668,819	13,661,467	13,651,872	13,624,031	12,966,835	12,964,761

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

Three months ended March 31,	2008	2007

Operating expenses	$153,099	$128,456
Selling, general and administrative expenses	16,921	15,099
Other expenses	1	29
Depreciation and amortization expense	5,560	4,945
	$175,581	$148,529
Revenue	$177,507	$154,136
Operating ratio (“OR”)	98.9%	96.4%

(2)	A shipment is a single movement of goods from a point of origin to its final destination as described on a bill of lading document.

(3)	Weight represents the total pounds shipped.

(4)	Revenue per shipment represents revenue divided by the number of shipments.

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

(in thousands of dollars)	Payments due by period

Long-term debt	Total	2008	2009 & 2010	2011 & 2012	Thereafter

Variable Rate
Term bank facility	$54,000	$6,000	$22,000	$26,000	$ Nil
Average interest rate (LIBOR)	3.95%	3.95%	3.95%	3.95%

Term bank facility	$2,655	$765	$1,890	$ Nil	$ Nil
Average interest rate (LIBOR)	4.45%	4.45%	4.45%

Revolving bank facility	35,800	Nil	Nil	35,800	Nil
Average interest rate (LIBOR)	3.95%			3.95%	Nil

Revolving bank facility	12,664	Nil	Nil	12,664	Nil
Average interest rate (CAD BA)	5.00%			5.00%

Fixed Rate
Capital lease obligations	20,619	5,751	9,224	5,644	Nil
Average interest rate	6.15%	6.15%	6.15%	6.15%

Note payable	865	865	Nil	Nil	Nil
Average interest rate	6.00%	6.00%	6.00%	6.00%	6.00%

Total	$126,603	$13,381	$33,114	$80,108	$ Nil

The Company uses variable-to-fixed interest rate swaps on its term and revolving credit facilities with a notional amount of $66.7 at March 31, 2008.  The average pay rate on the swaps is 4.94% and the average receive rate is the three-month LIBOR rate which is currently 2.7%.

The Company is exposed to foreign currency risk as fluctuations in the United States dollar against the Canadian dollar can impact the financial results of the Company.  The Company’s Canadian operations realize foreign currency exchange gains and losses on the United States dollar denominated revenue generated against Canadian dollar denominated expenses.  Furthermore, the Company reports its results in United States dollars thereby exposing the results of the Company’s Canadian operations to foreign currency fluctuations.  In addition, the Company’s United States dollar debt of $67.7 million is designated as a hedge of the investment in the United States’ self-sustaining foreign operations.

Item 4. Controls and Procedures

a)
As of April 23, 2008, the Chief Executive Officer and the Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures in accordance with Rule 13a-15 under the Exchange Act for the quarter ended March 31, 2008.  Based on their evaluation, the Company’s Chief Executive Officer and the Chief Financial Officer concluded that Vitran’s disclosure controls and procedures enable Vitran to record, process, summarize and report in a timely manner the information that we are required to disclose in our Exchange Act reports.

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

Item 1A.  Risk Factors

See Part 1A of the Company’s 2007 Annual Report on Form 10-K.

Item 2. Unregistered Sale of Equity and Use of Proceeds       - -     None

Item 3. Defaults Upon Senior Securities     - -     None

Item 4. Submission of Matters to a Vote of Security Holders

a)	On April 23, 2008 the Company held an Annual and Special Meeting of Shareholders.

b)	The following directors were elected with the indicated number of votes set forth below:

Nominee	For	Withheld

Richard D. McGraw	6,554,872	5,484,875
Richard E. Gaetz	12,009,555	30,792
Anthony F. Griffiths	11,801,417	238,930
John R. Gossling	11,975,655	64,692
Georges L. Hébert	11,975,655	64,692
William S. Deluce	11,975,655	64,692

c)	The proposal for the ratification of the appointment of KPMG LLP as Independent Auditors for 2008 was voted on and approved at the meeting by the following vote:
For: 11,791,495	Withheld: 248,853

d)
To confirm the resolution authorizing the amendment of by-law No. 6 to clarify that a share certificate is required to register the transfer of certificated shares, but not for a transfer of uncertificated  shares was voted on and approved at the meeting by the following vote:
For:  11,634,828              Against:  1,873

Item 5. Other Information     - -       None

Item 6. Exhibits and Reports on Form 8-K

Exhibits

Exhibit Number	Description of Exhibit

31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 23, 2008.

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated April 23, 2008.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VITRAN CORPORATION INC.

/s/ SEAN P. WASHCHUK
Sean P. Washchuk
Date: April 23, 2008	Vice President of Finance and
Chief Financial Officer
(Principle Financial Officer)

/s/ FAYAZ D. SULEMAN
Fayaz D. Suleman
Date: April 23, 2008	Corporate Controller
(Principle Accounting Officer)