Form 10-Q
period 2008-06-30
VITRAN CORP INC
filed 2008-07-29
CIK 946823

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED June 30, 2008

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

The number of shares of common shares outstanding at July 22, 2008 was 13,483,159.

Part I. Financial Information

Item 1: Financial Statements

VITRAN CORPORATION INC.

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(In thousands of United States dollars except for per share amounts)

	Three months Ended June 30, 2008	Three months Ended June 30, 2007	Six months Ended June 30, 2008	Six months Ended June 30, 2007

Revenue	$195,990	$170,144	$373,497	$324,280
Operating expenses	165,102	140,780	318,201	269,236
Selling, general and administrative expenses	17,769	15,283	34,690	30,382
Other income	(134)	(101)	(133)	(72)
Depreciation and amortization expense	5,205	5,109	10,765	10,054
Total operating expenses	187,942	161,071	363,523	309,600
Income from operations before undernoted	8,048	9,073	9,974	14,680
Interest expense, net	2,122	2,115	4,252	4,179
Income from operations before income taxes	5,926	6,958	5,722	10,501
Income taxes	1,349	1,425	11	1,581
Net income	$4,577	$5,533	$5,711	$8,920
Income per share:
Basic	$0.34	$0.41	$0.42	$0.66
Diluted	$0.34	$0.41	$0.42	$0.65

Weighted average number of shares:
Basic	13,483,159	13,463,374	13,474,258	13,450,790
Diluted	13,630,974	13,661,467	13,621,759	13,656,765

See accompanying notes to consolidated financial statements

VITRAN CORPORATION INC.

CONSOLIDATED BALANCE SHEETS

(In thousands of United States dollars)

	June 30, 2008	Dec. 31, 2007
	(Unaudited)	(Audited)
Assets
Current assets:
Accounts receivable	$93,837	$74,261
Inventory, deposits and prepaid expenses	12,238	11,325
Income and other taxes recoverable	1,237	2,232
Deferred income taxes	3,205	2,599
	110,517	90,417
Property and equipment	166,881	169,062
Intangible assets	14,542	13,645
Goodwill	121,967	124,375
	$413,907	$397,499
Liabilities and Shareholders’ Equity
Current liabilities:
Bank overdraft	$3,677	$390
Accounts payable and accrued liabilities	76,457	67,468
Current portion of long-term debt	16,755	18,144
	96,889	86,002
Long-term debt	109,858	109,831
Other	3,560	3,512
Deferred income taxes	8,058	7,810

Shareholders’ equity:
Common shares, no par value, unlimited authorized, 13,483,159 and 13,448,159 issued and outstanding at June 30, 2008 and December 31, 2007 respectively	77,424	77,246
Additional paid-in capital	3,005	2,436
Retained earnings	110,189	104,478
Accumulated other comprehensive income	4,924	6,184
	195,542	190,344
	$413,907	$397,499
Contingent liabilities (note 10)

See accompanying notes to consolidated financial statements.

VITRAN CORPORATION INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

(In thousands of United States dollars, except share amounts)

	Common shares		Additional Paid-in	Retained	Accumulated other comprehensive	Total Shareholders’
	Shares	Amount	Capital	Earnings	income	Equity
December 31, 2007	13,448,159	$77,246	$2,436	$104,478	$6,184	$190,344
Shares issued upon exercise of employee stock options	35,000	178	-	-	-	178
Net income	-	-	-	5,711	-	5,711
Other comprehensive income (loss)	-	-	-	-	(1,260)	(1,260)
Share-based compensation	-	-	569	-	-	569
June 30, 2008	13,483,159	$77,424	$3,005	$110,189	$4,924	$195,542

	Common shares		Additional Paid-in	Retained	Accumulated other comprehensive	Total Shareholders’
	Shares	Amount	Capital	Earnings	income	Equity
December 31, 2006	13,419,859	$76,913	$1,607	$90,933	$3,844	$173,297
Shares issued upon exercise of employee stock options	46,500	255	(48)	-	-	207
Net income	-	-	-	8,920	-	8,920
Other comprehensive income	-	-	-	-	1,722	1,722
Share-based compensation	-	-	459	-	-	459
June 30, 2007	13,466,359	$77,168	$2,018	$99,853	$5,566	$184,605

VITRAN CORPORATION INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands of United States dollars)

	Three months Ended June 30, 2008	Three months Ended June 30, 2007	Six months Ended June 30, 2008	Six months Ended June 30, 2007
Cash provided by (used in):

Operations:
Net income	$4,577	$5,533	$5,711	$8,920
Items not involving cash from operations
Depreciation and amortization expense	5,205	5,109	10,765	10,054
Deferred income taxes	1,302	1,628	104	2,595
Share-based compensation expense	292	251	569	459
Gain on sale of property and equipment	(134)	(101)	(133)	(72)
Change in non-cash working capital components	(9,419)	(2,066)	(10,532)	(5,763)
	1,823	10,354	6,484	16,193
Investments:
Purchase of property and equipment	(2,040)	(6,870)	(9,148)	(11,420)
Proceeds on sale of property and equipment	261	167	452	238
Additional payment due to acquisition of subsidiary	-	(6,383)	-	(6,921)
	(1,779)	(13,086)	(8,696)	(18,103)

Financing:
Change in revolving credit facility and bank overdraft	4,703	6,838	11,328	10,122
Repayment of long-term debt	(2,575)	(2,255)	(5,146)	(4,510)
Repayment of capital leases	(2,001)	(1,674)	(4,242)	(3,314)
Issue of common shares upon exercise of stock options	-	80	178	207
	127	2,989	2,118	2,505
Effect of translation adjustment on cash	(171)	(753)	94	(1,002)
Increase in cash and cash equivalents	-	(496)	-	(407)
Cash and cash equivalents, beginning of period	-	1,543	-	1,454
Cash and cash equivalents, end of period	$-	$1,047	$-	$1,047

Change in non-cash working capital components:
Accounts receivable	$(11,905)	$(6,354)	$(19,576)	$(13,364)
Inventory, deposits and prepaid expenses	(512)	696	(913)	1,083
Income and other taxes recoverable	(163)	(1,301)	968	(3,898)
Accounts payable and accrued liabilities	3,161	4,893	8,989	10,416
	$(9,419)	$(2,066)	$(10,532)	$(5,763)
Supplemental disclosure of non-cash transactions cash flow information:
Capital lease additions	$-	$3,740	$-	$3,740

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

These unaudited consolidated interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair presentation of the results of the interim period presented.  Operating results for the quarter and six-months ended June 30, 2008 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2008.

2.  New Accounting Pronouncements

SFAS Statement 157, “Fair Value Measurements”, defines fair values, establishes a framework for measuring fair value in GAAP, and requires enhanced disclosures about fair value measurements.  This statement applies when other accounting pronouncements require or permit fair value measurements.  SFAS Statement 157 was adopted January 1, 2008 as described in note 11.

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

For reporting purposes, the Canadian operations are translated into United States dollars using the current rate method.  Under this method, all assets and liabilities are translated at the period-end rate of exchange and all revenue and expense items are translated at the average rate of exchange for the period.  The resulting translation adjustment is recorded as a separate component of shareholders’ equity.  United States dollar debt of $80.2 million is designated as a hedge of the investment in the United States dollar functional operations, such that related transaction gains and losses are recorded in the separate component of shareholders’ equity.

4.   Acquisition

On November 30, 2007, the Company acquired 100 percent of the outstanding shares of Las Vegas/L.A. Express, Inc. ("LVLA").  The aggregate purchase consideration was approximately $8.45 million (including transaction costs).  Approximately $4.35 million of additional cash consideration is contingent on LVLA meeting certain future financial metrics.  All additional contingent consideration paid to the vendors will be allocated to goodwill.    The total amount of goodwill will not be deductible for tax purposes.
The following table summarizes the final estimated fair value of the assets acquired and liabilities assumed at the date of acquisition.

Current assets	$4,146
Property and equipment	2,485
Identifiable intangible assets:
Covenants not-to-compete (5-year useful life)	160
Customer relationships (8-year useful life)	2,000
Goodwill	2,415
11,206
Current liabilities	2,611
Deferred income tax liability	92
Capital leases	624
Term loan	1,285
Net assets acquired	6,594

5.  Goodwill

Balance at December 31, 2007	$124,375
Transfer of goodwill to identifiable intangible assets (note 4)	(2,160)
Foreign exchange	(248)
Balance at June 30, 2008	$121,967

6.   Long-term debt

On April 10, 2008, the Company amended its credit agreement in respect of certain financial maintenance tests.  The amendment is effective March 31, 2008 to December 31, 2008.  As at June 30, 2008, the Company is in compliance with these amended maintenance tests and management expects to be for the balance of 2008.

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

The following are the components of other comprehensive income, net of income taxes for the three and six months ended June 30, 2008 and 2007:

	Three months Ended June 30, 2008	Three months Ended June 30, 2007	Six months Ended June 30, 2008	Six months Ended June 30, 2007
Net income	$4,577	$5,533	$5,711	$8,920
Translation adjustment	(264)	1,652	(1,289)	1,747
Interest rate swaps	1,452	2	55	(62)
Tax effect	(481)	(1)	(26)	37
Other comprehensive income (loss)	$707	$1,653	$(1,260)	$1,722
Comprehensive net income (loss)	$5,284	$7,186	$4,451	$10,642

9.   Computation of Income per Share

	Three months Ended June 30, 2008	Three months Ended June 30, 2007	Six months Ended June 30, 2008	Six months Ended June 30, 2007
Numerator:
Net income	$4,577	$5,533	$5,711	$8,920
Denominator:
Basic weighted-average shares outstanding	13,483,159	13,463,374	13,474,258	13,450,790
Dilutive stock options	147,815	198,093	147,501	205,575
Dilutive weighted-average shares outstanding	13,630,974	13,661,467	13,621,759	13,656,765

Basic income per share	$0.34	$0.41	$0.42	$0.66

Diluted income per share	$0.34	$0.41	$0.42	$0.65

Diluted income per share excludes the effect of 658,900 (2007 - 575,900) anti-dilutive options.

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

11.   Risk Management Activities and Fair Value Measurements

The Company is exposed to interest rate volatility with regard to existing variable rate debt.  The Company has entered into variable-to-fixed interest rate swaps on variable rate term debt and revolving debt.  The swaps are accounted for as cash flow hedges.  The effective portions of changes in fair value of the interest rate swaps are recorded in Accumulated Other Comprehensive Income and are recognized into earnings in the same period in which the hedged forecasted transaction affects earnings.  Ineffective portions of changes in fair value are recognized into earnings as they occur.  At June 30, 2008, the notional amount of the swaps was $64.4 million, with the average pay rate being 4.94% and the average receive rate being 2.8%.  The swaps mature at various dates up to December 31, 2011.

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

Assets and liabilities measured at fair value on a recurring basis include the following as of June 30, 2008:

	Fair Value Measurements Using			Liabilities
(in thousands)	Level 1	Level 2	Level 3	At Fair Value
Liabilities
Interest rate swaps	$-	$1,500	$-	$1,500
Total liabilities	$-	$1,500	$-	$1,500

12.  Segmented Information

Three months ended June 30, 2008	Less-than- truckload	Logistics	Truckload	Total	Corporate Office and Other	Consolidated Totals

Revenue	$168,161	$19,314	$8,515	$195,990	$-	$195,990
Operating, selling, general and administrative expenses	155,244	18,053	7,951	181,248	1,623	182,871
Other expense (income)	(124)	(4)	(6)	(134)	-	(134)
Depreciation and amortization	4,500	434	249	5,183	22	5,205
Income (loss) from operations	$8,541	$831	$321	$9,693	$(1,645)	8,048
Interest expense, net						2,122
Income taxes						1,349
Net income						$4,577

Three months ended June 30, 2007	Less-than- truckload	Logistics	Truckload	Total	Corporate Office and Other	Consolidated Totals

Revenue	$150,615	$11,225	$8,304	$170,144	$-	$170,144
Operating, selling, general and administrative expenses	137,022	10,348	7,643	155,013	1,050	156,063
Other expense (income)	(101)	-	-	(101)	-	(101)
Depreciation and amortization	4,692	142	256	5,090	19	5,109
Income (loss) from operations	$9,002	$735	$405	$10,142	$(1,069)	9,073
Interest expense, net						2,115
Income taxes						1,425
Net income						$5,533

Six months ended June 30, 2008	Less-than- truckload	Logistics	Truckload	Total	Corporate Office and Other	Consolidated Totals

Revenue	$317,576	$39,074	$16,847	$373,497	$-	$373,497
Operating, selling, general and administrative expenses	297,641	36,690	15,648	349,979	2,912	352,891
Other expense (income)	(102)	(20)	(11)	(133)	-	(133)
Depreciation and amortization	9,359	853	510	10,722	43	10,765
Income (loss) from operations	$10,678	$1,551	$700	$12,929	$(2,955)	9,974
Interest expense, net						4,252
Income taxes						11
Net income						$5,711

Six months ended June 30, 2007	Less-than- truckload	Logistics	Truckload	Total	Corporate Office and Other	Consolidated Totals

Revenue	$286,772	$20,888	$16,620	$324,280	$-	$324,280
Operating, selling, general and administrative expenses	262,348	19,452	15,419	297,219	2,399	299,618
Other expense (income)	(77)	-	(5)	(72)	-	(72)
Depreciation and amortization	9,269	261	496	10,026	28	10,054
Income (loss) from operations	$15,232	$1,175	$700	$17,107	$(2,427)	14,680
Interest expense, net						4,179
Income taxes						1,581
Net income						$8,920

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

The MD&A and the documents incorporated by reference herein contain forward-looking statements regarding, but not limited to, the following:

•	the Company’s objective to expand or acquire a less-than-truckload (“LTL”) or logistics operations;

•	the Company’s objective to complete the consolidation of employee groups and eliminate redundant facilities within the U.S. LTL business unit;

•	the Company’s objective to realize revenue growth and operating efficiencies and inter-regional revenue growth within its U.S. LTL business unit;

•	the Company’s objective to realize operating efficiencies at the new Toronto service centre and develop revenue growth initiatives in its Canadian LTL business unit;

•	the Company’s objective to fully utilize the new dedicated facility in its Logistics segment and improve revenue and income from operations;

•	the Company’s intention to continue to grow its cross-border and inter-regional LTL revenue at above average rates;

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

Overview

The second quarter of 2008 was a rewarding quarter for Vitran, operating results improved compared to the first quarter of the year despite continued pressures for high fuel prices and a lethargic economic activity in North America.  Most importantly on May 19th, Vitran’s LTL segment completed the 18 month development and migration of its four U.S. regional LTL business units to the new common I.T. operating system. Furthermore, late in the second quarter the Canadian LTL business moved into its new Toronto cross-dock and national office and the Logistics segment commenced operations of the new 500,000 dedicated distribution centre.

Revenue for the quarter increased 15.2% to $196.0 million compared to the second quarter of 2007.  Notable improvements were shown by the LTL segment which increased 11.6% and the Logistics segment which increased 72.1% compared to the 2007 second quarter.  Income from operations for the 2008 second quarter declined 11.3% compared to the 2007 second quarter but increased 317.9% compared to the first quarter of 2008.  For the 2008 six-month period the company posted revenue $373.5 million and income from operations of $10.0 million compared to revenue of $324.3 million and income from operations of $14.7 million the same period a year ago.  The 2008 results for the Logistics segment included Las Vegas/L.A. Express, Inc. (“LVLA”) acquired November 30, 2007.

CONSOLIDATED RESULTS

The following table summarizes the Consolidated Statements of Income for the three- and six-month periods ended June 30:

	For the three months ended June 30			For the six months ended June 30
(in thousands)	2008	2007	2008 vs 2007	2008	2007	2008 vs 2007

Revenue	$195,990	$170,144	15.2%	$373,497	$324,280	15.2%
Operating expenses	165,102	140,780	17.3%	318,201	269,236	18.2%
SG&A expenses	17,769	15,283	16.3%	34,690	30,382	14.2%
Other expense (income)	(134)	(101)	32.7%	(133)	(72)	84.7%
Depreciation and amortization	5,205	5,109	1.9%	10,765.765,765	10,054	7.1%
Income from operations	8,048	9,073	(11.3%)	9,974	14,680	(32.1%)
Interest expense, net	2,122	2,115	0.3%	4,252	4,179	1.7%
Income (recovery) tax	1,349	1,425	(5.3%)	11	1,581	(99.3%)
Net income	$4,577	$5,533	(17.3%)	$5,711	$8,920	(36.0%)

Income per share:
Basic - net income	$0.34	$0.41		$0.42	$0.66
Diluted - net income	$0.34	$0.41		$0.42	$0.65

Operating Ratio (1)	95.9%	94.7%		97.3%	95.5%

Revenue increased 15.2% to $196.0 million for the second quarter of 2008 compared to $170.1 million in the second quarter of 2007.  Revenue in the LTL, Logistics and Truckload segments increased 11.6%, 72.1% and 2.5%, respectively.  Domestic U.S. revenue accounts for 70.3% of total revenue in the second quarter of 2008 compared to 70.0% in the second quarter of 2007.  For the six months ended June 30, 2008 revenue increased 15.2% to $373.5 million compared to $324.3 million for the same period in 2007.  Revenue for the second quarter and six-month period of 2008 compared to same periods in 2007 were augmented by the contribution of LVLA, acquired on November 30, 2007.  Detailed explanations for the fluctuations in revenue are discussed below in “Segmented Results”.

Income from operations for the second quarter declined to $8.0 million compared to $9.1 million in the same quarter a year ago.  The Company’s consolidated operating ratio was 95.9% for the second quarter of 2008 compared to 94.7% in the second quarter of 2007.  Income from operations for the second quarter of 2008 improved by 317.9% compared to the first quarter of 2008 resulting in a significant improvement in the operating ratio to 95.9% compared to 98.9% in the first quarter.  For the six months ended June 30, 2008 income from operations was $10.0 million compared to $14.7 million for the same period in 2007.  Detailed explanations for the fluctuations in income from operations are discussed below in “Segmented Results”.

Selling, general and administrative expenses (“SG&A”) increased 16.3% to $17.8 million in the second quarter compared to $15.3 million in the second quarter of 2007.  For the six-month period ended June 30, 2008 SG&A increased 14.2% to $34.7 million compared $30.4 million for the same period a year ago.  The increase in SG&A expenses for the quarter and six-month period can primarily be attributed to the addition of LVLA, not included in the 2007 comparative figures.  The remainder of the increase is due to increased share-based compensation and healthcare expenses.  Furthermore, with the addition of LVLA and increases in healthcare and on-going compensation-related expenses, SG&A should continue to be higher than the prior year periods.

The Company incurred interest expense of $2.1 million in the second quarter of 2008 and in the second quarter of 2007.  The Company’s total long-term debt increased to $126.6 million at June 30, 2008 compared to the $115.4 million at June 30, 2007.  The increase in debt is primarily attributable to facility additions of $7.6 million and $8.5 million for the acquisition of LVLA in the fourth quarter of 2007.  Total debt at June 30, 2008 consisted of $53.1 million drawn on the Company’s revolving credit facilities, $54.4 million of term debt, $0.5 million note payable and $18.6 million of capital leases.

Income tax expense for the second quarter of 2008 was $1.3 million compared to $1.4 million for the same quarter a year ago.  The effective tax rate was 22.8% for the second quarter of 2008 compared to 20.5% for the second quarter in 2007.  The increase in the effective tax rate for the quarter is attributable to a higher portion of Vitran’s income before tax being earned in higher tax jurisdictions compared to the same quarter in 2007.  For the six months ended June 30, 2008, income tax expense was negligible compared to $1.6 million for the same period a year ago.  For the six-month period, on a consolidated basis, the Company generated taxable losses in the United States, which have been recognized as future tax assets.  These taxable losses are the result of tax depreciation and amortization on capital assets and goodwill in excess of GAAP depreciation and amortization attributable to the Company’s acquired businesses over the last three years.  Management believes the Company will generate sufficient taxable income to use these losses in the future.   Should the Company’s earnings before income tax increase in subsequent quarters, the quarterly effective tax rate should also increase.

Net income decreased by 17.3% to $4.6 million for the 2008 second quarter compared to $5.5 million for the same quarter in 2007.  This resulted in basic and diluted income per share of $0.34 for the second quarter of 2008 compared to basic and diluted income per share from operations of $0.41 for the second quarter of 2007.  The weighted average number of shares for the current quarter was 13.5 million basic and 13.6 million diluted compared to 13.5 million basic and 13.7 million diluted shares in the second quarter of 2007.  For the six months ended June 30, 2008, net income decreased 36.0% to $5.7 million compared to $8.9 million in the same period a year ago.  This resulted in basic and diluted earnings per share before change in cumulative effect of change in accounting principle of $0.42 for the 2008 six-month period, compared to basic and diluted earnings per share of $0.66 and $0.65 in the same period in 2007.  The weighted average number of shares for the six month period of 2007 was 13.5 million basic and 13.6 million diluted shares compared to 13.5 million basic and 13.7 million diluted shares in the six-month period of 2007.

SEGMENTED RESULTS

Less-Than-Truckload (LTL)

The table below provides summary information for the LTL segment for the three-month periods ended June 30:

	For the three months ended June 30			For the six months ended June 30
(in thousands)	2008	2007	2008 vs 2007	2008	2007	2008 vs 2007

Revenue	$168,161	$150,615	11.6%	$317,576	$286,772	10.7%
Income from operations	8,541	9,002	(5.1%)	10,678	15,232	(29.9%)
Operating ratio	94.9%	94.0%		96.6%	94.7%

Number of shipments (2)	1,037,700	1,045,730	(0.8%)	2,015,511	2,039,106	(1.2%)
Weight (000s of lbs) (3)	1,587,453	1,555,693	2.0%	3,077,927	3,023,539	1.8%
Revenue per shipment (4)	$162.05	$144.03	12.5%	$157.57	$140.64	12.0%
Revenue per hundredweight (5)	$10.59	$9.68	9.4%	$10.32	$9.48	8.9%

Revenue in the LTL segment increased 11.6% to $168.2 million, in the second quarter of 2008 compared to $150.6 million in the same quarter a year ago.  The increase in revenue was influenced by the fuel surcharge which represented 19.4% of revenue in the second quarter of 2008 compared to 12.5% of revenue in the second quarter of 2007.  U.S. LTL business successfully launched its new I.T. operating system which lead to increased inter-regional sales activity and the development of some new significant clients late in the second quarter.  In addition, revenue from the LTL segment’s cross border service offering was up 31.9% compared to the 2007 second quarter.  However, these improvements were partially offset by the lacklustre North American economy and competitive pricing pressure compared to the second quarter of 2007.  The LTL segment’s shipments were flat and tonnage increased 2.0% in the 2008 second quarter compared to the 2007 second quarter. Revenue per hundredweight increased 9.4% taking into account that the Canadian LTL domestic revenue was translated into US dollars at a more favorable foreign exchange rate compared to the second quarter of 2007.  Removing this foreign exchange component revenue per hundredweight increased 7.1% compared to the second quarter of 2007.  The increase in revenue per hundredweight is due to the increase in fuel surcharge compared to the 2007 second quarter.  Consequently, the 2008 second quarter operating ratio was 94.9% compared to 94.0% in the 2007 second quarter.

For the six-month period ended June 30, 2008, revenue in the LTL segment increased 10.7% to $317.6 million, compared to $286.8 million in the same period a year ago.  The increase in revenue was influenced by fuel surcharge which represented 17.7% of revenue in 2008 compared to 11.8% of revenue in the 2007 six-month period.  Cross border revenue increased 40.2% for the first six months of 2008 compared to the 2007 period.   However, these improvements were mitigated by the persistent slow down in the North American economy, competitive pricing pressure and reduced the fuel surcharge recovery margin compared to 2007 six month period.  Furthermore, abnormally severe weather conditions and rail service issues in Canada in February and March in the first quarter of 2008 impacted the six-month results.  The LTL segment’s shipments decreased 1.2% and tonnage increased 1.8% in the 2008 six month period compared to the 2007 six month period. Revenue per hundredweight increased 8.9% taking into account that the Canadian LTL domestic revenue was translated into US dollars at a more favorable foreign exchange rate compared to the same 2007 six month period.  Removing this foreign exchange component revenue per hundredweight increased 5.3% compared to the same period a year ago.  The increase in revenue per hundredweight is due to the increase in fuel surcharge compared to the 2007 first quarter.  Consequently, the 2008 six-month period operating ratio was 96.6% compared to 94.7% in the 2007 six-month period.

Logistics

The table below provides summary information for the Logistics segment for the three- and six-month periods ended June 30:

	For the three months ended June 30			For the six months ended June 30
(in thousands)	2008	2007	2008 vs 2007	2008	2007	2008 vs 2007

Revenue	$19,314	$11,225	72.1%	$39,074	$20,888	87.1%
Income from operations	831	735	13.1%	1,551	1,175	32.0%
Operating ratio	95.7%	93.4%		96.0%	94.4%

Revenue and income from operations for the Logistics segment increased 72.1% and 13.1%, respectively for the second quarter of 2008 compared to the same quarter in 2007.  For the six-month period ended June 30, 2008, revenue and income from operations for the Logistics segment increased 87.1% and 32.0% respectively compared to the same period in 2007.  The increase in revenue and income from operations is primarily attributable to the acquisition of LVLA on November 30, 2007.  The Logistics segment, excluding LVLA, continued to generate positive revenue growth but operating margins showed the impact of a slowdown in retail sales activity in North America.  The 2008 second quarter operating ratio was 95.7% compared to 93.4% in the 2007 second quarter. Revenue and income from operations should increase when the supply chain unit fully utilizes the new 500,000 square foot dedicated retail distribution facility that commenced operations late in the second quarter.

Truckload

The table below provides summary information for the Truckload segment for the three- and six-month periods ended June 30:

	For the three months ended June 30			For the six months ended June 30
(in thousands)	2008	2007	2008 vs 2007	2008	2007	2008 vs 2007

Revenue	$8,515	$8,304	2.5%	$16,847	$16,620	1.4%
Income from operations	321	405	(20.7%)	700	700	0.0%
Operating ratio	96.2%	95.1%		95.8%	95.8%

Revenue in the Truckload segment improved 2.5% to $8.5 million for the second quarter of 2008 compared to $8.3 million for the second quarter of 2007.  In the 2008 second quarter shipments increased by 7.1% but was offset by a decline in revenue per mile(6)  of 2.4% and an increase in empty miles of 9.0% compared to the 2007 second quarter. As a result income from operations decreased $0.1 million and the operating ratio was 96.2% for the second quarter of 2008 compared to 95.1% for the second quarter of 2007.  Revenue for the six-month period of 2008 was up 1.4% while income from operations was flat compared to the same period in 2007, resulting in and operating ratio of 95.8% for the current and prior year six-month periods.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow from operations including working capital changes decreased to $6.5 million for the 2008 six-month period compared to $16.2 million in the 2007 six-month period.  The decline is primarily attributable to a decrease in non-cash deferred income tax expense and the increase in working capital compared to the six-month period of 2007.  Accounts receivable increased compared to December 31, 2007 due to higher revenue; average days sales outstanding was 40.5 days compared to 38.9 days for the Company.  Accounts payable and accrued liabilities increased compared to December 31, 2007 due to the timing of payments.

Interest-bearing debt, excluding bank overdraft, was $126.6 million at June 30, 2008 consisting of $54.4 million of term debt, capital leases of $18.6 million, $0.5 million note payable and $53.1 million drawn under the revolving credit facility.  At December 31, 2007 interest-bearing debt was $128.0 million consisting of $58.9 million of term debt, capital leases of $22.9 million, $1.2 million note payable and $45.0 million drawn under the revolving credit facility.  For the six-month period ended June 30, 2008, the Company repaid $5.1 million of term debt and $4.2 million of capital leases.  At June 30, 2008, the Company had $22.6 million of unused credit facilities.

Capital expenditures amounted to $2.0 million for the second quarter of 2008 and were funded from operating cash flows and the revolving credit facilities of the Company.  The majority of capital expenditures were for the final construction outlays for the new LTL service centre in Toronto (Ontario).  The table below sets forth the Company’s capital expenditures for the three- and six-month periods ended June 30, 2008.

	For the three months ended June 30,		For the six months ended June 30,
(in thousands of dollars)	2008	2007	2008	2007
Real estate and buildings	$1,261	$2,429	$7,636	$5,675
Tractors	-	5,343	47	5,343
Trailing fleet	450	1,717	658	2,686
Information technology	56	403	284	572
Leasehold improvements	20	14	92	32
Other equipment	253	704	431	852
Total	$2,040	$10,610	$9,148	$15,160

Management estimates that cash capital expenditures for the remainder of 2008, will be between $5.0 million and $10.0 million, the majority of which will be fleet replacement and information technology expenditures.  The Company also anticipates entering into operating leases to fund the acquisition of equipment with a capital cost of between $5.0 million and $9.0 million.  The Company expects to finance its cash capital requirements with cash flow from operations, and if required, its revolving credit facilities.

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

The following table summarizes our significant contractual obligations and commercial commitments as of June 30, 2008:

(in thousands of dollars)		Payments due by period
Contractual Obligations	Total	2008	2009 & 2010	2011 & 2012	Thereafter

Term credit facilities	$54,400	$4,510	$23,890	$26,000	$ Nil
Revolving credit facilities	53,050	Nil	Nil	53,050	Nil
Capital lease obligations	18,618	3,767	9,239	5,612	Nil
Note payable	545	545	Nil	Nil	Nil
Sub-total	126,613	8,822	33,129	84,662	Nil
Operating leases	55,962	11,543	24,659	14,429	5,331
Total Contractual Obligations	$182,575	$20,365	$57,788	$99,091	$5,331

In addition to the above-noted contractual obligations, the Company, as at June 30, 2008, utilized the revolving credit facilities for standby letters of credit of $18.7 million.  The letters of credit are used as collateral for self-insured retention of insurance claims.

A significant decrease in demand for the Company’s services could limit the Company’s ability to generate cash flow and affect its profitability.  The Company’s credit agreement contains certain financial maintenance tests that require the Company to achieve stated levels of financial performance, which, if not achieved, could cause an acceleration of the payment schedules.  On April 10, 2008, the Company amended its credit agreement in respect of certain financial maintenance tests.  The amendment is effective March 31, 2008 to December 31, 2008.  As at June 30, 2008, the Company is in compliance with these amended maintenance tests and management expects the Company to be in compliance for the balance of 2008.  Management does not anticipate a significant decline in business levels or financial performance and expects that existing working capital, together with available revolving facilities, will be sufficient to fund operating and capital requirements in 2008 as well as to service the contractual obligations.

OUTLOOK

The second quarter of 2008 was a rewarding quarter for Vitran, the U.S. LTL business unit launched its new I.T. operating system, the Canadian LTL business unit moved into is new cross dock and national head office and the Logistics segment commenced operations of its new 500,000 square foot dedicated distribution centre.  All these milestone achievements were completed while improving financial results compared to the first quarter of 2008 and the additional challenges of soaring fuel prices, and the lackluster economic environment in North America.

With the launch of the new I.T. operating system, the U.S. LTL business unit is positioned to initiate the all important consolidation of employee groups and elimination of redundant facilities within its U.S. regional overlapping footprints.  Upon completion, this should lead to further opportunities to increase revenue and improve operating efficiencies.

The Canadian LTL business unit will focus on service centre efficiencies at its new Toronto location and revenue growth initiatives.   The Logistics segment will endeavour to fully utilize its new dedicated logistics facility in Toronto.

Lastly the Company remains committed to its objectives to expand or acquire into new regional LTL markets and opportunistically add complementary Logistics operations.

QUARTERLY RESULTS

(thousands of dollars except per share amounts)	2008 Q2	2008 Q1	2007 Q4	2007 Q3	2007 Q2	2007 Q1	2006 Q4	2006 Q3
Revenue	$195,990	$177,507	$174,310	$171,927	$170,144	$154,136	$153,779	$121,512
Income from operations	8,048	1,926	2,750	5,569	9,073	5,607	8,143	6,797
Net Income	4,577	1,134	1,669	3,121	5,533	3,387	4,974	4,885
Income per share:
Basic	$0.34	$0.08	$0.12	$0.23	$0.41	$0.25	$0.37	$0.38
Diluted	0.34	0.08	0.12	0.23	0.41	0.25	0.37	0.38
Weighted average number of shares:
Basic	13,483,159	13,465,357	13,457,619	13,475,685	13,463,374	13,438,065	13,413,153	12,744,936
Diluted	13,630,974	13,611,446	13,621,272	13,668,819	13,661,467	13,651,872	13,624,031	12,966,835

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

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2008	2007	2008	2007

Operating expenses	$165,102	$140,780	$318,201	$269,236
Selling, general and administrative expenses	17,769	15,283	34,690	30,382
Other expenses (income)	(134)	(101)	(133)	(72)
Depreciation and amortization expense	5,205	5,109	10,765	10,054
	$187,942	$161,071	$363,523	$309,600
Revenue	$195,990	$170,144	$373,497	$324,280
Operating ratio (“OR”)	95.9%	94.7%	97.3%	95.5%

(2)	A shipment is a single movement of goods from a point of origin to its final destination as described on a bill of lading document.

(3)	Weight represents the total pounds shipped.

(4)	Revenue per shipment represents revenue divided by the number of shipments.

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

(in thousands of dollars)		Payments due by period
Long-term debt	Total	2008		2009 & 2010		2011 & 2012		Thereafter
Variable Rate
Term bank facility	$52,000		$4,000		$22,000		$26,000	$	Nil
Average interest rate (LIBOR)	4.30%		4.30%		4.30%		4.30%
Term bank facility	$2,400		$510		$1,890	$	Nil	$	Nil
Average interest rate (LIBOR)	4.55%		4.55%		4.55%
Revolving bank facility	$53,050	$	Nil	$	Nil		$53,050	$	Nil
Average interest rate (LIBOR)	4.30%						4.30%
Fixed Rate
Capital lease obligations	$18,618		$3,767		$9,239		$5,612	$	Nil
Average interest rate	6.15%		6.15%		6.15%		6.15%
Note payable	$545		$545	$	Nil	$	Nil	$	Nil
Average interest rate	6.00%
Total	$126,613		$8,822		$33,129		$84,662	$	Nil

The Company uses variable-to-fixed interest rate swaps on its term and revolving credit facilities with a notional amount of $64.4 million at June 30, 2008.  The average pay rate on the swaps is 4.94% and the average receive rate is the three-month LIBOR rate which is currently 2.8%.  To value the interest rate swaps a discounted cash flow model is utilized. Primary inputs into the model that will cause the fair value to fluctuate period-to-period include the fixed interest rates, the future interest rates, credit risk and the remaining time to maturity of the interest rate swaps.  Management’s intention is to hold the interest rate swaps to maturity.

The Company is exposed to foreign currency risk as fluctuations in the United States dollar against the Canadian dollar can impact the financial results of the Company.  The Company’s Canadian operations realize foreign currency exchange gains and losses on the United States dollar denominated revenue generated against Canadian dollar denominated expenses.  Furthermore, the Company reports its results in United States dollars thereby exposing the results of the Company’s Canadian operations to foreign currency fluctuations.  In addition, the Company’s United States dollar debt of $80.2 million is designated as a hedge of the investment in the United States’ self-sustaining foreign operations.

Item 4. Controls and Procedures

a)
As of July 22, 2008, the Chief Executive Officer and the Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures in accordance with Rule 13a-15 under the Exchange Act for the quarter ended June 30, 2008.  Based on their evaluation, the Company’s Chief Executive Officer and the Chief Financial Officer concluded that Vitran’s disclosure controls and procedures enable Vitran to record, process, summarize and report in a timely manner the information that we are required to disclose in our Exchange Act reports.

b)
During the 2008 second quarter Vitran implemented a new less-than-truckload operating system within its U.S. LTL business unit.  In accordance with Vitran’s IT general controls appropriate internal controls were followed in the development and implementation of the system.  As a result of the new system a limited number of IT application level controls changed in the quarter.  Management ensured that an appropriate level of monitoring controls were in place to ensure that financial information was appropriately recorded, processed and disclosed.  Management will test the application level controls in the normal course as part of its annual certification requirements.  Management does not believe there is any material affect on the company’s internal control over financial reporting.

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

Item 1A.  Risk Factors

See Part 1A of the Company’s 2007 Annual Report on Form 10-K.

Item 2. Unregistered Sale of Equity and Use of Proceeds     - -     None

Item 3. Defaults Upon Senior Securities     - -     None

Item 4. Submission of Matters to a Vote of Security Holders     - -     None

Item 5. Other Information     - -     None

Item 6. Exhibits and Reports on Form 8-K

Exhibits

Exhibit Number	Description of Exhibit

31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated July 22, 2008.

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated July 22, 2008.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VITRAN CORPORATION INC.

/s/ SEAN P. WASHCHUK
Sean P. Washchuk
Date: July 22, 2008	Vice President of Finance and
Chief Financial Officer
(Principle Financial Officer)

/s/ FAYAZ D. SULEMAN
Fayaz D. Suleman
Date: July 22, 2008	Corporate Controller
(Principle Accounting Officer)