Form 10-Q
period 2008-09-30
VITRAN CORP INC
filed 2008-10-29
CIK 946823

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 2008

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

The number of shares of common shares outstanding at October 21, 2008 was 13,498,159.

Part I. Financial Information

Item 1: Financial Statements

VITRAN CORPORATION INC.

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(In thousands of United States dollars except for per share amounts)

	Three months Ended Sept 30, 2008	Three months Ended Sept 30, 2007	Nine months Ended Sept 30, 2008	Nine months Ended Sept 30, 2007

Revenue	$198,605	$171,927	$572,102	$496,207
Operating expenses	173,414	145,457	491,615	414,693
Selling, general and administrative expenses	16,162	15,633	50,852	46,015
Other income	(155)	(53)	(288)	(125)
Depreciation and amortization expense	5,203	5,321	15,968	15,375
Total operating expenses	194,624	166,358	558,147	475,958
Income from operations before undernoted	3,981	5,569	13,955	20,249
Interest expense, net	2,158	2,325	6,410	6,504
Income from operations before income taxes	1,823	3,244	7,545	13,745
Income taxes (recovery)	(243)	123	(232)	1,704
Net income	$2,066	$3,121	$7,777	$12,041
Income per share:
Basic	$0.15	$0.23	$0.58	$0.89
Diluted	$0.15	$0.23	$0.57	$0.88

Weighted average number of shares:
Basic	13,493,757	13,475,685	13,480,805	13,459,180
Diluted	13,647,774	13,668,819	13,632,628	13,660,723

See accompanying notes to consolidated financial statements

VITRAN CORPORATION INC.

CONSOLIDATED BALANCE SHEETS

(In thousands of United States dollars)

	Sept. 30, 2008	Dec. 31, 2007
	(Unaudited)	(Audited)

Assets
Current assets:
Accounts receivable	$93,250	$74,261
Inventory, deposits and prepaid expenses	11,155	11,325
Income and other taxes recoverable	1,837	2,232
Deferred income taxes	3,097	2,599
	109,339	90,417
Property and equipment	162,068	169,062
Intangible assets	13,910	13,645
Goodwill	121,537	124,375
	$406,854	$397,499
Liabilities and Shareholders’ Equity
Current liabilities:
Bank overdraft	$690	$390
Accounts payable and accrued liabilities	76,117	67,468
Current portion of long-term debt	15,393	18,144
	92,200	86,002
Long-term debt	107,578	109,831
Other	3,438	3,512
Deferred income taxes	7,431	7,810

Shareholders’ equity:
Common shares, no par value, unlimited authorized, 13,498,159 and 13,448,159 issued and outstanding at September 30, 2008 and December 31, 2007 respectively	77,500	77,246
Additional paid-in capital	3,284	2,436
Retained earnings	112,255	104,478
Accumulated other comprehensive income	3,168	6,184
	196,207	190,344
	$406,854	$397,499

Contingent liabilities (note 10)

See accompanying notes to consolidated financial statements.

VITRAN CORPORATION INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

(In thousands of United States dollars, except share amounts)

					Accumulated
			Additional		other	Total
	Common shares		Paid-in	Retained	comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	income	Equity

December 31, 2007	13,448,159	$77,246	$2,436	$104,478	$6,184	$190,344
Shares issued upon exercise of employee stock options	50,000	254	-	-	-	254
Net income	-	-	-	7,777	-	7,777
Other comprehensive income (loss)	-	-	-	-	(3,016)	(3,016)
Share-based compensation	-	-	848	-	-	848
September 30, 2008	13,498,159	$77,500	$3,284	$112,255	$3,168	$196,207

					Accumulated
			Additional		other	Total
	Common shares		Paid-in	Retained	comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	income	Equity

December 31, 2006	13,419,859	$76,913	$1,607	$90,933	$3,844	$173,297
Shares issued upon exercise of employee stock options	58,500	571	(168)	-	-	403
Net income	-	-	-	12,041	-	12,041
Other comprehensive income	-	-	-	-	2,985	2,985
Share-based compensation	-	-	720	-	-	720
September 30, 2007	13,478,359	$77,484	$2,159	$102,974	$6,829	$189,446

VITRAN CORPORATION INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands of United States dollars)

	Three months Ended Sept 30, 2008	Three months Ended Sept 30, 2007	Nine months Ended Sept 30, 2008	Nine months Ended Sept 30, 2007

Cash provided by (used in):
Operations:
Net income	$2,066	$3,121	$7,777	$12,041
Items not involving cash from operations
Depreciation and amortization expense	5,203	5,321	15,968	15,375
Deferred income taxes	(21)	(2,608)	83	(13)
Share-based compensation expense	279	261	848	720
Gain on sale of property and equipment	(155)	(53)	(288)	(125)
Change in non-cash working capital components	679	4,461	(9,853)	(1,302)
	8,051	10,503	14,535	26,696
Investments:
Purchase of property and equipment	(1,692)	(5,458)	(10,840)	(16,878)
Proceeds on sale of property and equipment	935	74	1,387	312
Additional payment due to acquisition of subsidiary	-	-	-	(6,921)
	(757)	(5,384)	(9,453)	(23,487)

Financing:
Change in revolving credit facility and bank overdraft	(2,987)	3,468	8,341	13,590
Repayment of long-term debt	(2,580)	(2,255)	(7,726)	(6,765)
Repayment of capital leases	(2,078)	(1,858)	(6,320)	(5,172)
Financing costs	-	(642)	-	(642)
Issue of common shares upon exercise of stock options	76	196	254	403
	(7,569)	(1,091)	(5,451)	1,414
Effect of translation adjustment on cash	275	(1,256)	369	(2,258)
Increase in cash and cash equivalents	-	2,772	-	2,365
Cash and cash equivalents, beginning of period	-	1,047	-	1,454
Cash and cash equivalents, end of period	$-	$3,819	$-	$3,819

Change in non-cash working capital components:
Accounts receivable	$587	$(2,004)	$(18,989)	$(15,368)
Inventory, deposits and prepaid expenses	1,083	233	170	1,316
Income and other taxes recoverable	(651)	3,166	317	(732)
Accounts payable and accrued liabilities	(340)	3,066	8,649	13,482
	$679	$4,461	$(9,853)	$(1,302)

Supplemental disclosure of non-cash transactions cash flow information:
Capital lease additions	$1,016	$4,561	$1,016	$8,301

See accompanying notes to consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(In thousands of United States dollars except for per share amounts)

1.     Accounting Policies

The interim consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles.  The Ontario Business Corporations Act (“OBCA”) regulations allow issuers that are required to file reports with the Securities and Exchange Commission in the United States to file financial statements under United States GAAP to meet their continuous disclosure obligations in Canada.   The interim consolidated financial statements do not contain all the disclosures required by United States generally accepted accounting principles.  The interim consolidated financial statements have been prepared in accordance with instructions to Quarterly Report on Form 10-Q.  The interim consolidated financial statements should be read in conjunction with 2007 Annual Report on Form 10-K.  The interim consolidated financial statements follow the same accounting principles and methods of application as the most recent annual consolidated financial statements, except as noted in Note 2.

These unaudited consolidated interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair presentation of the results of the interim period presented.  Operating results for the quarter and nine-months ended September 30, 2008 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2008.

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

SFAS Statement 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133”, required enhanced disclosures about the Company’s derivative and hedging activities.  The Company will be required to provide enhanced disclosure about a) how and why an entity uses derivative instruments, b) how derivative instruments and related hedged items are accounted for under Statement 133 and c) how derivative instruments and related hedged items affect and entity’s financial position and cash flows.  SFAS Statement 161 will be adopted January 1, 2009 as required by the statement.

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

For reporting purposes, the Canadian operations are translated into United States dollars using the current rate method.  Under this method, all assets and liabilities are translated at the period-end rate of exchange and all revenue and expense items are translated at the average rate of exchange for the period.  The resulting translation adjustment is recorded as a separate component of shareholders’ equity.  United States dollar debt of $77.4 million is designated as a hedge of the investment in the United States dollar functional operations, such that related transaction gains and losses are recorded in the separate component of shareholders’ equity.

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

The following table summarizes the final estimated fair value of the assets acquired and liabilities assumed at the date of acquisition.

Current assets	$4,146
Property and equipment	2,485
Identifiable intangible assets:
Covenants not-to-compete (5-year useful life)	160
Customer relationships (8-year useful life)	2,000
Goodwill	2,415
11,206
Current liabilities	2,611
Deferred income tax liability	92
Capital leases	624
Term loan	1,285
Net assets acquired	6,594

5.    Goodwill

Balance at December 31, 2007	$124,375
Transfer of goodwill to identifiable intangible assets (note 4)	(2,160)
Foreign exchange	(678)
Balance at September 30, 2008	$121,537

The Company annually compares the implied fair value of its reporting units to the carrying value to determine if an impairment loss has occurred.  The fair value based test involves assumptions regarding long-term future performance of the reporting units,fair value of the assets and liabilities, cost of capital rates, capital re-investment and other assumptions.  Actual recovery of goodwill could differ from these assumptions based on the market conditions and other factors.  In the event goodwill is determined to be impaired a charge to earnings would be required.  As at September 30, 2008, the Company completed its annual goodwill impairment test and concluded that there was no impairment.

6.    Long-term debt

On April 10, 2008, the Company amended its credit agreement in respect of certain financial maintenance tests.  The amendment is effective March 31, 2008 to December 31, 2008.  As at September 30, 2008, the Company is in compliance with these amended maintenance tests and management expects to be for the balance of 2008.

7.     Stock Option Plan

Under the Company’s stock option plan, options to purchase Common Shares of the Company may be granted to key employees, officers and directors of the Company and its affiliates by the Board of Directors or by the Company’s Compensation Committee.  There are 869,200 options outstanding under the plan.  The term of each option is ten years and the vesting period is five years.  The exercise price for options is the trading price of the Common Shares of the Company on the Toronto Stock Exchange on the day of the grant.

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

The following are the components of other comprehensive income, net of income taxes for the three and six months ended September 30, 2008 and 2007:

	Three months Ended Sept 30, 2008	Three months Ended Sept 30, 2007	Nine months Ended Sept 30, 2008	Nine months Ended Sept 30, 2007

Net income	$2,066	$3,121	$7,777	$12,041
Translation adjustment	(1,805)	1,752	(3,094)	3,499
Interest rate swaps	74	(770)	129	(832)
Tax effect	(25)	281	(51)	318
Other comprehensive income (loss)	$(1,756)	$1,263	$(3,016)	$2,985
Comprehensive net income (loss)	$310	$4,384	$4,761	$15,026

9.     Computation of Income per Share

	Three months Ended Sept 30, 2008	Three months Ended Sept 30, 2007	Six months Ended Sept 30, 2008	Six months Ended Sept 30, 2007

Numerator:
Net income	$2,066	$3,121	$7,777	$12,041
Denominator:
Basic weighted-average shares outstanding	13,493,757	13,475,685	13,480,805	13,459,180
Dilutive stock options	154,017	193,134	151,823	201,543
Dilutive weighted-average shares outstanding	13,647,774	13,668,819	13,632,628	13,660,723

Basic income per share	$0.15	$0.23	$0.58	$0.89
Diluted income per share	$0.15	$0.23	$0.57	$0.88

Diluted income per share excludes the effect of 658,900 (2007 - 559,900) anti-dilutive options.

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

11.	Risk Management Activities and Fair Value Measurements

The Company is exposed to interest rate volatility with regard to existing variable rate debt.  The Company has entered into variable-to-fixed interest rate swaps on variable rate term debt and revolving debt.  The swaps are accounted for as cash flow hedges.  The effective portions of changes in fair value of the interest rate swaps are recorded in Accumulated Other Comprehensive Income and are recognized into earnings in the same period in which the hedged forecasted transaction affects earnings.  Ineffective portions of changes in fair value are recognized into earnings as they occur.  At September 30, 2008, the notional amount of the swaps was $67.1 million, with the average pay rate being 4.59% and the average receive rate being 3.55%.  The swaps mature at various dates up to December 31, 2011.

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

The Company primarily applies the income approach for recurring fair value measurements and endeavors to utilize the best available information.  Accordingly, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs.  The Company is able to classify fair value balances based on the observability of those inputs.

SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).

Assets and liabilities measured at fair value on a recurring basis include the following as of September 30, 2008:

	Fair Value Measurements Using			Liabilities
(in thousands)	Level 1	Level 2	Level 3	At Fair Value

Liabilities
Interest rate swaps	$-	$1,426	$-	$1,426
Total liabilities	$-	$1,426	$-	$1,426

12.  Segmented Information

Three months ended September 30, 2008	Less-than- truckload	Logistics	Truckload	Total	Corporate Office and Other	Consolidated Totals

Revenue	$166,227	$23,375	$9,003	$198,605	$-	$198,605
Operating, selling, general and administrative expenses	158,812	21,518	8,446	188,776	800	189,576
Other expense (income)	(142)	(13)	-	(155)	-	(155)
Depreciation and amortization	4,514	419	249	5,182	21	5,203
Income (loss) from operations	$3,043	$1,451	$308	$4,802	$(821)	3,981
Interest expense, net						2,158
Income taxes (recovery)						(243)
Net income						$2,066

Three months ended September 30, 2007	Less-than- truckload	Logistics	Truckload	Total	Corporate Office and Other	Consolidated Totals

Revenue	$150,283	$13,690	$7,954	$171,927	$-	$171,927
Operating, selling, general and administrative expenses	139,809	12,713	7,256	159,778	1,312	161,090
Other expense (income)	(53)	-	-	(53)	-	(53)
Depreciation and amortization	4,840	177	278	5,295	26	5,321
Income (loss) from operations	$5,687	$800	$420	$6,907	$(1,338)	5,569
Interest expense, net						2,325
Income taxes						123
Net income						$3,121

Nine months ended September 30, 2008	Less-than- truckload	Logistics	Truckload	Total	Corporate Office and Other	Consolidated Totals

Revenue	$483,803	$62,449	$25,850	$572,102	$-	$572,102
Operating, selling, general and administrative expenses	456,453	58,208	24,094	538,755	3,712	542,467
Other expense (income)	(244)	(33)	(11)	(288)	-	(288)
Depreciation and amortization	13,873	1,272	759	15,904	64	15,968
Income (loss) from operations	$13,721	$3,002	$1,008	$17,731	$(3,776)	13,955
Interest expense, net						6,410
Income taxes (recover)						(232)
Net income						$7,777

Nine months ended September 30, 2007	Less-than- truckload	Logistics	Truckload	Total	Corporate Office and Other	Consolidated Totals

Revenue	$437,055	$34,579	$24,573	$496,207	$-	$496,207
Operating, selling, general and administrative expenses	402,156	32,165	22,675	456,996	3,712	460,708
Other expense (income)	(130)	-	5	(125)	-	(125)
Depreciation and amortization	14,109	438	774	15,321	54	15,375
Income (loss) from operations	$20,920	$1,976	$1,119	$24,015	$(3,766)	20,249
Interest expense, net						6,504
Income taxes						1,704
Net income						$12,041

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

The MD&A and the documents incorporated by reference herein contain forward-looking statements regarding, but not limited to, the following:

•	the Company’s objective to expand or acquire a less-than-truckload (“LTL”) or logistics operation;

•	the Company’s objective to maximize operating initiatives in pick-up and delivery and linehual operations within the U.S. LTL business unit;

•	the Company’s objective to realize revenue growth with the inter-regional marketing initiative within its U.S. LTL business unit;

•	the Company’s objective to realize operating efficiencies at the new Toronto service centre and develop revenue growth initiatives in its Canadian LTL business unit;

•	the Company’s objective maximize its facility infrastructure and develop new logistics management opportunities within the Logistics segment;

•	the Company’s intention to continue to grow its cross-border and inter-regional LTL revenue at above average rates;

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

Overview

The third quarter of 2008 was a challenging quarter for Vitran, the economic activity deteriorated throughout North America impacting the Company’s operating results.  However, despite the macro-economic pressure Vitran continued to execute its U.S. LTL integration plan that commenced with the acquisition of PJAX Freight Systems (“PJAX”) in 2006.  On May 19, 2008, the U.S. LTL business launched its new I.T. operating system and stabilized it over the subsequent 60 day period into the third quarter.  The next step in the integration plan was successfully completed on August 5, 2008 when the U.S. LTL business harmonized its employee wage and benefit structure.  On August 23, 2008 the business unit began integrating overlap service centers and had successfully completed all overlap markets except Columbus, Toledo and Grand Rapids by the end of the third quarter.  The remaining three service centers were effectively merged on October 12, 2008.  Having completed the aforementioned operating initiatives, Vitran can maximize operating activities and is in position to execute the inter-regional marketing plan.

Furthermore, late in the second quarter the Canadian LTL business moved into its new Toronto cross-dock and national office and the Logistics segment commenced operations of the new 500,000 dedicated distribution centre all of which positively impacted the results in the third quarter.

Revenue for the quarter increased 15.5% to $198.6 million compared to the third quarter of 2007.  The Logistics segment ended the quarter with the most significant improvement of 70.7% compared to the 2007 third quarter.  Income from operations for the 2008 third quarter declined 28.5% compared to the 2007 third quarter.  For the 2008 nine-month period, the company posted revenue of $572.1 million and income from operations of $14.0 million compared to revenue of $496.2 million and income from operations of $20.2 million the same period a year ago.  The 2008 results for the Logistics segment included Las Vegas/L.A. Express, Inc. (“LVLA”) acquired November 30, 2007.

CONSOLIDATED RESULTS

The following table summarizes the Consolidated Statements of Income for the three- and nine-month periods ended September 30:

	For the three months ended Sept 30			For the nine months ended Sept 30
(in thousands)	2008	2007	2008 vs 2007	2008	2007	2008 vs 2007

Revenue	$198,605	$171,927	15.5%	$572,102	$496,207	15.3%
Operating expenses	173,414	145,457	19.2%	491,615	414,693	18.5%
SG&A expenses	16,162	15,633	3.4%	50,852	46,015	10.5%
Other expense (income)	(155)	(53)	192.5%	(288)	(125)	130.4%
Depreciation and amortization	5,203	5,321	(2.2)%	15,968	15,375	3.9%
Income from operations	3,981	5,569	(28.5%)	13,955	20,249	(31.1%)
Interest expense, net	2,158	2,325	(7.2)%	6,410	6,504	(1.4%)
Income (recovery) tax	(243)	123	(297.6%)	(232)	1,704	(113.6%)
Net income	$2,066	$3,121	(33.8%)	$7,777	$12,041	(35.4%)

Income per share:
Basic - net income	$0.15	$0.23		$0.58	$0.89
Diluted - net income	$0.15	$0.23		$0.57	$0.88

Operating Ratio (1)	98.0%	96.8%		97.6%	95.9%

Revenue increased 15.5% to $198.6 million for the third quarter of 2008 compared to $171.9 million in the third quarter of 2007.  Revenue in the LTL, Logistics and Truckload segments increased 10.6%, 70.7% and 13.2%, respectively.  Domestic U.S. revenue accounts for 69.3% of total revenue in the third quarter of 2008 compared to 66.9% in the third quarter of 2007.  For the nine months ended September 30, 2008 revenue increased 15.3% to $572.1 million compared to $496.2 million for the same period in 2007.  Revenue for the third quarter and nine-month period of 2008 compared to same periods in 2007 were augmented by the contribution of LVLA, acquired on November 30, 2007.  Detailed explanations for the fluctuations in revenue are discussed below in “Segmented Results”.

Income from operations for the third quarter declined to $4.0 million compared to $5.6 million in the same quarter a year ago.  The Company’s consolidated operating ratio was 98.0% for the third quarter of 2008 compared to 96.8% in the third quarter of 2007.  For the nine months ended September 30, 2008 income from operations was $14.0 million compared to $20.2 million for the same period in 2007.  Detailed explanations for the fluctuations in income from operations are discussed below in “Segmented Results”.

Selling, general and administrative expenses (“SG&A”) increased 3.4% to $16.2 million in the third quarter compared to $15.6 million in the third quarter of 2007.  For the nine-month period ended September 30, 2008 SG&A increased 10.5% to $50.9 million compared $46.0 million for the same period a year ago.  The increase in SG&A expenses for the quarter and nine-month period can primarily be attributed to the addition of LVLA, not included in the 2007 comparative figures.  The remainder of the increase is due to increased share-based compensation and healthcare expenses.  Furthermore, with the addition of LVLA and increases in healthcare and on-going compensation-related expenses, SG&A should continue to be higher than the prior year periods.

The Company incurred interest expense of $2.2 million in the third quarter of 2008 compared to $2.3 million in the third quarter of 2007.  The Company’s total long-term debt increased to $123.0 million at September 30, 2008 compared to the $120.2 million at September 30, 2007.  The increase in debt is primarily attributable to facility additions of $7.6 million and $8.5 million for the acquisition of LVLA in the fourth quarter of 2007.  Total debt at September 30, 2008 consisted of $53.1 million drawn on the Company’s revolving credit facilities, $52.1 million of term debt, $0.2 million note payable and $17.6 million of capital leases.

Income tax recovery for the third quarter of 2008 was $0.2 million compared to an expense of $0.1 million for the same quarter a year ago.  The tax recovery in the third quarter of 2008 compares to an effective tax rate of 3.8% for the third quarter of 2007.  The tax recovery can be attributed to a decline in earnings before tax and a decline in the effective tax rate.  The decrease in the effective rate can be attributed to an increase in a higher proportion of income being earned in lower foreign tax jurisdictions as well as a decline in future tax rates in Canada. For the nine-month period, on a consolidated basis, the Company generated taxable losses in the United States, which have been recognized as future tax assets.  These taxable losses are the result of tax depreciation and amortization on capital assets and goodwill in excess of GAAP depreciation and amortization attributable to the Company’s acquired businesses over the last three years.  Management believes the Company will generate sufficient taxable income to use these losses in the future.   Should the Company’s earnings before income tax increase in subsequent quarters, the quarterly effective tax rate should also increase.

Net income decreased by 33.8% to $2.1 million for the 2008 third quarter compared to $3.1 million for the same quarter in 2007.  This resulted in basic and diluted income per share of $0.15 for the third quarter of 2008 compared to basic and diluted income per share from operations of $0.23 for the third quarter of 2007.  The weighted average number of shares for the current quarter was 13.5 million basic and 13.6 million diluted compared to 13.5 million basic and 13.7 million diluted shares in the third quarter of 2007.  For the nine months ended September 30, 2008, net income decreased 35.4% to $7.8 million compared to $12.0 million in the same period a year ago.  This resulted in basic earnings per share of $0.58 and diluted earnings per share of $0.57 for the 2008 nine-month period, compared to basic and diluted earnings per share of $0.89 and $0.88 in the same period in 2007.  The weighted average number of shares for the nine month period of 2008 was 13.5 million basic and 13.6 million diluted shares compared to 13.5 million basic and 13.7 million diluted shares in the nine-month period of 2007.

SEGMENTED RESULTS

Less-Than-Truckload (LTL)

The table below provides summary information for the LTL segment for the three- and nine-month periods ended September 30:

	For the three months ended September 30			For the nine months ended September 30
(in thousands)	2008	2007	2008 vs 2007	2008	2007	2008 vs 2007

Revenue	$166,227	$150,283	10.6%	$483,803	$437,055	10.7%
Income from operations	3,043	5,687	(46.5%)	13,721	20,920	(34.4%)
Operating ratio	98.2%	96.2%		97.2%	95.2%

Number of shipments (2)	1,029,978	1,032,178	(0.2%)	3,045,489	3,071,284	(0.8%)
Weight (000s of lbs) (3)	1,564,394	1,529,573	2.3%	4,642,321	4,553,748	1.9%
Revenue per shipment (4)	$161.39	$145.60	10.8%	$158.86	$142.30	11.6%
Revenue per hundredweight (5)	$10.63	$9.83	8.1%	$10.42	$9.60	8.5%

Revenue in the LTL segment increased 10.6% to $166.2 million, in the third quarter of 2008 compared to $150.3 million in the same quarter a year ago.  The increase in revenue was influenced by the fuel surcharge which represented 19.8% of revenue in the third quarter of 2008 compared to 12.7% of revenue in the third quarter of 2007. In addition, revenue from the LTL segment’s cross border service offering was up 34.9% compared to the 2007 third quarter.  More importantly, late in the second quarter the U.S. LTL business unit completed its new IT operating system, the first step in its integration plan, which has led to a slight increase in U.S. inter-regional sales activity.  The second step, the integrated wage and benefit structure, was successfully launched on August 4, 2008.  The new wage and benefit structure increased compensation costs in the 2008 third quarter compared to the prior year quarter.  The physical integration of service centers commenced on August 23, 2008 and was completed on October 12, 2008.  The elimination of the redundant service centers will lead to a reduction of linehaul, pick up and delivery and service centers costs and allow the U.S. LTL business unit to start an inter-regional sales initiative.

These milestones were overshadowed by the feeble North American economic environment and competitive pricing pressure compared to the third quarter of 2007.  Activity levels in the LTL segment deteriorated sequentially each month in the third quarter of 2008.  The LTL segment’s shipments per day were down 1.8% and tonnage was up 0.7% in the 2008 third quarter compared to the 2007 third quarter. Revenue per hundredweight increased 8.1% in the current quarter compared to the third quarter of 2007.  The increase in revenue per hundredweight is due to the increase in fuel surcharge compared to the 2007 third quarter.  However, revenue per hundredweight net of fuel surcharge for the thrid quarter of 2008 declined compared to the prior year period, coupled with the aforementioned negative activity levels and increased costs, resulted in a third quarter operating ratio of 98.2% compared to 96.2% in the 2007 second quarter.

For the nine-month period ended September 30, 2008, revenue in the LTL segment increased 10.7% to $483.8 million, compared to $437.0 million in the same period a year ago.  The increase in revenue was influenced by the fuel surcharge which represented 18.4% of revenue in 2008 compared to 12.1% of revenue in the 2007 nine-month period.  Cross border revenue increased 38.3% for the nine-months of 2008 compared to the 2007 period.   However, these improvements were mitigated by the persistent slow down in the North American economy, competitive pricing pressure and reduced fuel surcharge recovery margin compared to 2007 the nine-month period.  Furthermore, the increased wage and benefit package in the U.S. LTL business unit commenced in August and abnormally severe weather conditions and rail service issues in Canada in February and March in the first quarter of 2008 impacted the nine-month results.  The LTL segment’s shipments decreased 0.8% and tonnage increased 1.9% in the 2008 nine-month period compared to the 2007 nine-month period. Revenue per hundredweight increased 8.5% taking into account that the Canadian LTL domestic revenue was translated into US dollars at a more favorable foreign exchange rate compared to the same 2007 nine-month period.  Removing this foreign exchange component revenue per hundredweight increased 6.4% compared to the same period a year ago.  The increase in revenue per hundredweight is due to the increase in fuel surcharge compared to the 2007 nine month period.  Consequently, the 2008 nine-month period operating ratio was 97.2% compared to 95.2% in the 2007 nine-month period.

Logistics

The table below provides summary information for the Logistics segment for the three- and nine-month periods ended September 30:

	For the three months ended September 30			For the nine months ended September 30
(in thousands)	2008	2007	2008 vs 2007	2008	2007	2008 vs 2007

Revenue	$23,375	$13,690	70.7%	$62,449	$34,579	80.6%
Income from operations	1,451	800	81.4%	3,002	1,976	51.9%
Operating ratio	93.8%	94.2%		95.2%	94.3%

Revenue and income from operations for the Logistics segment increased 70.7% and 81.4%, respectively for the third quarter of 2008 compared to the same quarter in 2007.  For the nine-month period ended September 30, 2008, revenue and income from operations for the Logistics segment increased 80.6% and 51.9% respectively compared to the same period in 2007.  The increase in revenue and income from operations is attributable to the acquisition of LVLA on November 30, 2007.  In addition the Logistics segment commenced operations of a new 500,000 square foot dedicated retail distribution facility late in the second quarter of 2008 that contributed to the third quarter improvement.  Albeit the results of the Logistics segment demonstrated improvement to the comparative prior year periods, operating margins showed the impact of a slowdown in retail sales activity in North America.  The 2008 third quarter operating ratio was 93.8% compared to 94.2% in the 2007 third quarter.

Truckload

The table below provides summary information for the Truckload segment for the three- and nine-month periods ended September 30:

	For the three months ended September 30			For the nine months ended September 30
(in thousands)	2008	2007	2008 vs 2007	2008	2007	2008 vs 2007

Revenue	$9,003	$7,954	13.2%	$25,850	$24,573	5.2%
Income from operations	308	420	(26.7%)	1,008	1,119	(9.9%)
Operating ratio	96.6%	94.7%		96.1%	95.4%

Revenue in the Truckload segment improved 13.2% to $9.0 million for the third quarter of 2008 compared to $7.9 million for the third quarter of 2007.  In the 2008 third quarter shipments increased by 14.7% but were offset by a decline in revenue per mile(6)  of 4.2% and an increase in empty miles of 24.5% compared to the 2007 third quarter. As a result income from operations decreased $0.1 million and the operating ratio was 96.6% for the third quarter of 2008 compared to 94.7% for the third quarter of 2007.  Revenue for the nine-month period of 2008 was up 5.2% while income from operations was down $0.1 million compared to the same period in 2007, resulting in and operating ratio of 96.1% for the 2008 nine month period and compared to 95.4% prior year nine-month period.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow from operations, including working capital changes, decreased to $14.5 million for the 2008 nine-month period compared to $26.7 million in the 2007 nine-month period.  The decline is primarily attributable to a decrease in net income and the increase in working capital compared to the 2007 nine-month period.  Accounts receivable increased, compared to December 31, 2007, due to higher revenue; average days sales outstanding was 45.9 days compared to 38.9 days for the Company.  The increase in days sales outstanding can be attributed to customers’ slower payment cycle in the tough economic environment and U.S. LTL system conversion late in the second quarter of 2008.  Accounts payable and accrued liabilities increased compared to December 31, 2007 due to the timing of payments.

Interest-bearing debt, excluding bank overdraft, was $123.0 million at September 30, 2008 consisting of $52.1 million of term debt, capital leases of $17.6 million, $0.2 million note payable and $53.1 million drawn under the revolving credit facility.  At December 31, 2007 interest-bearing debt was $128.0 million consisting of $58.9 million of term debt, capital leases of $22.9 million, $1.2 million note payable and $45.0 million drawn under the revolving credit facility.  For the nine-month period ended September 30, 2008, the Company repaid $7.7 million of term debt and $6.3 million of capital leases.  At September 30, 2008, the Company had $25.3 million of unused credit facilities.

Capital expenditures amounted to $2.7 million for the third quarter of 2008 and were funded from operating cash flows and the revolving credit facilities of the Company.  The majority of capital expenditures were for the final construction outlays for the new LTL service centre in Toronto (Ontario).  The table below sets forth the Company’s capital expenditures for the three- and nine-month periods ended September 30, 2008.

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands of dollars)	2008	2007	2008	2007

Real estate and buildings	$895	$2,694	$8,531	$8,370
Tractors	1,220	5,245	1,267	10,587
Trailing fleet	111	1,236	769	3,921
Information technology	203	356	487	929
Leasehold improvements	12	89	104	122
Other equipment	267	399	698	1,250
Total	$2,708	$10,019	$11,856	$25,179

Management estimates that cash capital expenditures for the remainder of 2008, will be between $2.0 million and $4.0 million, the majority of which will be fleet replacement and information technology expenditures.  The Company also anticipates entering into operating leases to fund the acquisition of equipment with a capital cost of between $1.0 million and $4.0 million.  The Company expects to finance its cash capital requirements with cash flow from operations, and if required, its revolving credit facilities.

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

The following table summarizes our significant contractual obligations and commercial commitments as of September 30, 2008:

(in thousands of dollars)		Payments due by period
Contractual Obligations	Total	2008	2009 & 2010	2011 & 2012		Thereafter

Term credit facilities	$52,145	$2,255	$23,890	$26,000	$	Nil
Revolving credit facilities	53,050	Nil	Nil	53,050		Nil
Capital lease obligations	17,557	1,850	9,929	5,778		Nil
Note payable	219	219	Nil	Nil		Nil
Sub-total	122,971	4,324	33,819	84,828		Nil
Operating leases	60,260	5,245	28,636	17,197		9,182
Total Contractual Obligations	$183,231	$9,569	$62,455	$102,025		$9,182

In addition to the above-noted contractual obligations, the Company, as at September 30, 2008, utilized the revolving credit facilities for standby letters of credit of $18.8 million.  The letters of credit are used as collateral for self-insured retention of insurance claims.

A significant decrease in demand for the Company’s services could limit the Company’s ability to generate cash flow and affect its profitability.  The Company’s credit agreement contains certain financial maintenance tests that require the Company to achieve stated levels of financial performance, which, if not achieved, could cause an acceleration of the payment schedules.  On April 10, 2008, the Company amended its credit agreement in respect of certain financial maintenance tests.  The amendment is effective March 31, 2008 to December 31, 2008.  As at September 30, 2008, the Company is in compliance with these amended maintenance tests.  Management does not anticipate a significant decline in business levels or financial performance and expects that existing working capital, together with available revolving facilities, will be sufficient to fund operating and capital requirements in 2008 as well as to service the contractual obligations.

OUTLOOK

The third quarter of 2008 was an extremely challenging quarter for Vitran, however, the U.S. LTL business unit integrated its wage and benefit packages and began merging redundant overlap service centers from the 2006 acquisition of PJAX Inc.  The Logistics segment, although hampered by the retail slowdown in North America, had record months in August and then September.

With the U.S. LTL business unit completing the integration and closure of overlap service centers on October 12, 2008, it is positioned to further improve operating efficiencies by maximizing density in its pick-up and delivery operations and streamlining linehaul schedules.  Furthermore, the U.S. LTL business will initiate the all important inter-regional sales program.

The Canadian LTL business unit will focus on service centre efficiencies at its new Toronto location and revenue growth initiatives.   The Logistics segment will endeavor to fully maximize its facility infrastructure and develop new logistics management opportunities.

Lastly the Company remains committed to its objectives to expand or acquire into new regional LTL markets and opportunistically add complementary Logistics operations.

QUARTERLY RESULTS

(thousands of dollars except per share amounts)	2008 Q3	2008 Q2	2008 Q1	2007 Q4	2007 Q3	2007 Q2	2007 Q1	2006 Q4

Revenue	$198,605	$195,990	$177,507	$174,310	$171,927	$170,144	$154,136	$153,779
Income from operations	3,981	8,048	1,926	2,750	5,569	9,073	5,607	8,143
Net Income	2,066	4,577	1,134	1,669	3,121	5,533	3,387	4,974
Income per share:
Basic	$0.15	$0.34	$0.08	$0.12	$0.23	$0.41	$0.25	$0.37
Diluted	0.15	0.34	0.08	0.12	0.23	0.41	0.25	0.37
Weighted average number of shares:
Basic	13,493,757	13,483,159	13,465,357	13,457,619	13,475,685	13,463,374	13,438,065	13,413,153
Diluted	13,647,774	13,630,974	13,611,446	13,621,272	13,668,819	13,661,467	13,651,872	13,624,031

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

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2008	2007	2008	2007

Operating expenses	$173,414	$145,457	$491,615	$414,693
Selling, general and administrative expenses	16,162	15,633	50,852	46,015
Other expenses (income)	(155)	(53)	(288)	(125)
Depreciation and amortization expense	5,203	5,321	15,968	15,375
	$194,624	$166,358	$558,147	$475,958
Revenue	$198,605	$171,927	$572,102	$496,207
Operating ratio (“OR”)	98.0%	96.8%	97.6%	95.9%

(2)	A shipment is a single movement of goods from a point of origin to its final destination as described on a bill of lading document.

(3)	Weight represents the total pounds shipped.

(4)	Revenue per shipment represents revenue divided by the number of shipments.

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

(in thousands of dollars)		Payments due by period
Long-term debt	Total	2008		2009 & 2010		2011 & 2012		Thereafter

Variable Rate
Term bank facility	$50,000		$2,000		$22,000		$26,000	$	Nil
Average interest rate (LIBOR)	5.26%		5.26%		5.26%		5.26%

Term bank facility	$2,145		$255		$1,890	$	Nil	$	Nil
Average interest rate (LIBOR)	5.51%		5.51%		5.51%

Revolving bank facility	$53,050	$	Nil	$	Nil		$53,050	$	Nil
Average interest rate (LIBOR)	5.26%						5.26%

Fixed Rate
Capital lease obligations	$17,557		$1,850		$9,929		$5,778	$	Nil
Average interest rate	6.15%		6.15%		6.15%		6.15%

Note payable	$219		$219	$	Nil	$	Nil	$	Nil
Average interest rate	6.00%

Total	$122,971		$4,324		$33,819		$84,828	$	Nil

The Company uses variable-to-fixed interest rate swaps on its term and revolving credit facilities with a notional amount of $67.1 million at September 30, 2008.  The average pay rate on the swaps is 4.59% and the average receive rate is the three-month LIBOR rate, which is currently 3.55%.  To value the interest rate swaps a discounted cash flow model is utilized. Primary inputs into the model that will cause the fair value to fluctuate period-to-period include the fixed interest rates, the future interest rates, credit risk and the remaining time to maturity of the interest rate swaps.  Management’s intention is to hold the interest rate swaps to maturity.

The Company is exposed to foreign currency risk as fluctuations in the United States dollar against the Canadian dollar can impact the financial results of the Company.  The Company’s Canadian operations realize foreign currency exchange gains and losses on the United States dollar denominated revenue generated against Canadian dollar denominated expenses.  Furthermore, the Company reports its results in United States dollars thereby exposing the results of the Company’s Canadian operations to foreign currency fluctuations.  In addition, the Company’s United States dollar debt of $77.4 million is designated as a hedge of the investment in the United States’ self-sustaining foreign operations.

Item 4. Controls and Procedures

a)
As of October 21, 2008, the Chief Executive Officer and the Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures in accordance with Rule 13a-15 under the Exchange Act for the quarter ended September 30, 2008.  Based on their evaluation, the Company’s Chief Executive Officer and the Chief Financial Officer concluded that Vitran’s disclosure controls and procedures enable Vitran to record, process, summarize and report in a timely manner the information that we are required to disclose in our Exchange Act reports.

b)
During the 2008 second quarter, Vitran implemented a new less-than-truckload operating system within its U.S. LTL business unit.  In accordance with Vitran’s IT general controls, appropriate internal controls were followed in the development and implementation of the system.  As a result of the new system, a limited number of IT application level controls changed in the second quarter.  Management ensured that the application controls were appropriately designed and that appropriate levels of monitoring controls were in place to ensure that financial information was appropriately recorded, processed and disclosed.  Management will test the operating effectiveness of the application level controls in the normal course as part of its annual certification requirements.  Management does not believe there is any material affect on the company’s internal control over financial reporting.

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

Item 1A.  Risk Factors

See Part 1A of the Company’s 2007 Annual Report on Form 10-K.

Item 2. Unregistered Sale of Equity and Use of Proceeds  - -  None

Item 3. Defaults Upon Senior Securities  - - None

Item 4. Submission of Matters to a Vote of Security Holders  - -  None

Item 5. Other Information   - -  None

Item 6. Exhibits and Reports on Form 8-K

Exhibits

Exhibit Number	Description of Exhibit

31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated October 21, 2008.

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated October 21, 2008.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VITRAN CORPORATION INC.

/s/ SEAN P. WASHCHUK
Sean P. Washchuk
Date: October 21, 2008	Vice President of Finance and
Chief Financial Officer
(Principle Financial Officer)

/s/ FAYAZ D. SULEMAN
Fayaz D. Suleman
Date: October 21, 2008	Corporate Controller
(Principle Accounting Officer)