Form 10-K
period 2008-12-31
VITRAN CORP INC
filed 2009-03-11
CIK 946823

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

(Registrant’s telephone number, including area code)
(416) 596-7664

Securities registered pursuant to Section 12(b) of the Act:
Title of each class Common Shares	Name of each exchange on which registered Toronto Stock Exchange - TSX® NASDAQ - Global National Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act).
Large accelerated filer ☐                                           Accelerated filer   ☒                                Non-accelerated filer    ☐                                        Smaller reporting company   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes  ☒ No

The number of shares of common stock outstanding at March 10, 2009 was 13,498,159. The aggregate market value of the voting stock of the registrant, excluding directors, officers and registered holders of 10% as of March 10, 2009 was approximately $62,000,000.

DOCUMENTS INCORPORATED BY REFERENCE

1)  Definitive Proxy statement to be filed within 120 days of December 31, 2008 (Only those portions referenced herein are incorporated in this Annual Report on Form 10-K).

TABLE OF CONTENTS

Unless otherwise indicated all dollar references herein are in United States dollars.

PART I

ITEM 1 - BUSINESS

OVERVIEW

Vitran Corporation Inc. (“Vitran” or the “Company”) is a leading, predominantly non-union, provider of freight surface transportation and related logistics services throughout Canada and in 29 states in the eastern, central, southwestern, and western United States. Its business consists of Less-than-truckload services (“LTL”), Logistics services, and Truckload services. These services are provided by stand-alone business units within their respective regions. The business units operate independently or in a complementary manner to provide solutions depending on a customer’s needs.  For the years ended December 31, 2008 and 2007, the Company had revenues of $726.3 million and $670.5 million, respectively.

CORPORATE STRUCTURE

Vitran’s registered office is located at 185 The West Mall, Suite 701, Toronto, Ontario, Canada, M9C 5L5. Vitran Corporation Inc. was incorporated in Ontario under the Business Corporation Act (Ontario) on April 29, 1981.

Vitran’s business is carried on through its subsidiaries which hold the relevant licenses and permits required to carry on business.  The following are Vitran’s principal operating subsidiaries (including their jurisdiction of incorporation), all wholly owned as at December 31, 2008:  Vitran Express Canada Inc. (Ontario); Can-Am Logistics Inc. (Ontario); Vitran Logistics Ltd. (Ontario); Expéditeur T.W. Ltée (Canada); Vitran Corporation (Nevada); Vitran Express Inc. (Indiana); R.A. Christopher Inc. (Kansas); Frontier Transport Corporation (Indiana); Vitran Logistics Corp. (Delaware); Vitran Logistics Inc. (Indiana); Vitran Express West Inc. (Nevada); PJAX, Inc. (Pennsylvania); and Las Vegas/L.A. Express, Inc. (California).

OPERATING SEGMENTS

Segment financial information is included in Note 12 to the Consolidated Financial Statements.

LTL Services

Vitran has grown organically and made strategic acquisitions to build a comprehensive LTL network throughout Canada and in the central, southwestern, and western United States.  On May 31, 2005, Vitran expanded into the southwestern United States by acquiring Chris Truck Line (“CTL”), a Kansas-based regional less-than-truckload carrier serving 11 states.  With the acquisition of CTL, Vitran obtained an additional 19 service centers covering 11 states, including new territory in Colorado, Kansas, Oklahoma, and Texas.  On January 3, 2006, Vitran, through its subsidiary Vitran Express West Inc., expanded into the western United States by acquiring the assets of Sierra West Express (“SWE”), a Nevada-based regional less-than-truckload carrier serving three states.  With the acquisition of SWE, Vitran expanded its footprint to California, Nevada, and Arizona.   On October 2, 2006, Vitran expanded into the eastern United States by acquiring PJAX Freight System (“PJAX”), a Pennsylvania-based regional less-than-truckload carrier serving 11 states.  With the acquisition of PJAX, Vitran obtained 22 service centers including expanded and new state coverage in New Jersey, Pennsylvania, Delaware, Maryland, West Virginia and Virginia.

Vitran’s LTL business represented approximately 84.1% of its revenue for the year ended December 31, 2008.  Within the United States, the Company operates primarily within the eastern, central, southwestern and western United States and delivers approximately 90.0% of its freight shipments within one or two days. In addition, the Company offers its services to the other regions in the United States (other than Alaska and Hawaii) through its strategic inter-regional relationships. The service is provided over-the-road, mostly by Company drivers, which allows more control in servicing these time-sensitive shipments. As an integral part of its service solution, the U.S. LTL business was one of the first regional LTL companies to offer an unconditional money-back service guarantee to its customers.  Vitran’s U.S. LTL regional business represented approximately 69.8% of LTL revenues for the year ended December 31, 2008.

Within Canada, the Company provides next-day service within Ontario, Quebec and parts of western Canada, and generates most of its revenue from the movement of LTL freight within the three- to five-day east-west service lanes.  The majority of its trans-Canada freight is shipped intermodally, whereby the Company’s containers are loaded onto rail cars and trans-loaded to Vitran facilities where Vitran’s network of owner operators pick up and deliver the freight to various destinations. An expedited service solution is also offered nationally using over-the-road driver teams to complete these deliveries in a shorter time frame.  Vitran’s Canadian LTL business represented approximately 30.2% of LTL revenues for the year ended December 31, 2008.

Vitran’s Transborder Service Solution (inter-regional) provides over-the-road service between its Canadian LTL and U.S. LTL business units. This is the Company’s highest margin and fastest growing service, achieving approximately 26.5% year-over-year revenue growth for the year ended December 31, 2008.

Logistics

Vitran’s Logistics business, which represented approximately 11.2% of its revenues for the year ended December 31, 2008, consists of two principal lines of business: (1) Supply Chain Solutions in Canada and the United States including warehousing, inventory management and flow-through distribution facilities; and (2) Freight Brokerage, which coordinates the transport of truck and container loads from sales offices in Toronto, Montreal, and Los Angeles.

Supply Chain Solutions. Supply chain solutions involve the transportation and management of goods and the provision of information about such goods as they pass through the supply chain from manufacturer to end user. Vitran Logistics’ role is to design a supply chain network for a customer, contract with the necessary suppliers (including Vitran’s LTL services), implement the design and manage the logistical system.  Vitran’s supply chain business unit offers a range of services in Canada and the United States including warehousing, inventory management and flow-through distribution facilities, focusing primarily on long-term logistics solutions.

Over the past decade, Vitran has grown the supply chain business unit organically and on November 30, 2007 announced the strategic acquisition of Las Vegas/L.A. Express Inc. (“LVLA”), a retail supply chain management specialist based in Ontario, California.  LVLA operates six facilities, adding 470,000 square feet of logistics space, bringing Vitran’s total to approximately 1.8 million square feet of warehouse and distribution space under management at December 31, 2008.

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

Truckload

Vitran’s Truckload business, operating as Frontier Transport Corporation (“Frontier”), provides truckload service within the United States.  Frontier utilizes its company-controlled trailing equipment and tractor owner operators. The business is primarily dry van but also offers temperature-controlled service in select markets. Frontier operates from two terminals, one in Atlanta and the other in Indianapolis where the main administration office is located.  Frontier principally delivers within a 400-mile radius utilizing 246 owner operators with company-owned or leased trailing fleet.

THE TRUCKING INDUSTRY

According to estimates made by the American Trucking Association, the United States trucking industry in 2006 accounted for approximately $646 billion, or approximately 84% of total domestic freight transportation revenue. Trucks provide freight transportation services to virtually every industry operating in the United States and Canada and generally offer higher levels of reliability, shipment integrity, and speed than do other surface transportation options. The trucking industry is highly competitive on the basis of service and price.  The LTL portion of the industry accounted for approximately $48 billion of revenue during 2006.

LTL carriers transport freight for multiple customers to multiple destinations on each trailer. This service requires a network of local pick-up and delivery terminals, hub facilities, and driver fleets. The LTL business is capital intensive and achieving significant density of operations in a given region can afford a competitive advantage since greater freight volumes are better able to support fixed costs. Vitran believes the regional LTL industry offers a favorable operating model and provides substantial growth opportunities for the following reasons:

•	the trend among shippers toward minimal inventories, deferred air freight, and regional distribution has increased the demand for next-day and second-day delivery service;

•	regional carriers with sufficient scale and freight density to support local terminal networks can offer greater service reliability and minimize the costs associated with intermediate handling;

•	regional carriers are predominantly non-union, which offers cost savings, greater flexibility, and a lower likelihood of service disruptions, compared with unionized carriers, and

•	there has been a reduction of capacity as weaker competitors exit the business.

MARKETING AND CUSTOMERS

Vitran derives its revenue from thousands of customers from a variety of geographic regions and industries in Canada and the United States. The Company’s largest customer represents less than 3.0% of Vitran’s revenues.  At December 31, 2008, the Company employed 154 sales associates.  Sales associates dialogue with new and retained customers within the geographic market.  New customers are obtained through referrals, cold calls and trade publications.  The sales associates receive a base salary and, depending on the business unit, a variable compensation package that can be linked to revenue generation, business unit profitability and days sales outstanding.

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

EMPLOYEES

At December 31, 2008, Vitran employed approximately 4,728 full- and part-time employees and contracted with approximately 485 owner operators.

A total of 116 Vitran employees are represented by labor unions. The International Brotherhood of Teamsters and the Canadian Auto Workers Association represent dock workers in two of Vitran’s Canadian terminals. The Company has two collective agreements with its unionized employees. These agreements expire on February 28, 2011, and on March 31, 2015, respectively.

INFORMATION TECHNOLOGY

Vitran uses technology to reduce costs, improve productivity, and enhance its customer service. Vitran allows its customers to access or exchange information with the Company via Vitran’s website, published web services, electronic data interchange, or over the telephone. The Company uses sophisticated freight handling software to maximize its load average, reduce freight handling, reduce transit times, and improve tracking of shipments through its system.  In the second quarter of 2008, Vitran’s U.S. LTL business unit completed the process of migrating all of its U.S. LTL operations to a common transportation operating system that further enhanced the Company’s technology platform and helped deliver superior service to its customers.

SEASONALITY

In the trucking industry for a typical year, the months of September and October usually have the highest business levels, while the months of December, January and February generally have the lowest business levels.  Adverse weather conditions, generally experienced in the first quarter of the year, such as heavy snow and ice storms, have a negative impact on operating results.  Accordingly, revenue and profitability are normally lowest in the first quarter.

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

COMPETITION

Vitran competes with many other transportation service providers of varying sizes within Canada and the United States.  In the United States, Vitran competes mainly in the eastern, central, southwestern and western states.  The transportation industry is highly competitive on the basis of both price and service.  The Company competes with regional, inter-regional and national LTL carriers, truckload carriers, third-party logistics companies and, to a lesser extent, small-package carriers, air freight carriers and railroads.  The Company competes effectively in its markets by providing high quality and timely service at competitive prices.

AVAILABLE INFORMATION

Vitran makes available free of charge on or through its website at www.vitran.com its Annual Report on Form 10-K (including the Company management’s discussion and analysis (“MD&A”) at December 31, 2008), Quarterly Reports on Form 10-Q, current reports on Form 8-K and other information releases, including all amendments to those reports, as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (“SEC”) and System for Electronic Document Analysis and Retrieval (“SEDAR”).  The information can also be accessed through EDGAR at www.sec.gov or SEDAR at www.sedar.com.

ITEM 1. a - RISK FACTORS

RISKS AND UNCERTAINTIES

Information on the risks and uncertainties relating to the Company appears in the Company management’s discussion and analysis (“MD&A”) for the year ended December 31, 2008, Item 7, reference to which is hereby made, and the information therein is incorporated herein by reference.

ITEM 1. b - UNRESOLVED STAFF COMMENTS

None

ITEM 2 - PROPERTIES AND ROLLING STOCK

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

Vitran operates 130 terminals, 26 of which are located in Canada and 104 of which are located in the United States.  The Company’s LTL segment operates 112 terminals with a total of 2,931 loading doors in the United States and with a total of 578 loading doors in Canada.  The 10 largest operating terminals in Vitran’s LTL segment, in terms of the number of loading doors, are listed below.

Terminals	Doors	Owned/Leased
Toronto	130	Owned
Indianapolis	116	Leased
Toledo	101	Owned
Philadelphia	92	Leased
Montreal	85	Owned
Vancouver	85	Owned
Chicago	81	Leased
Pittsburgh	80	Owned
Clinton	80	Owned
Winsted	78	Owned

Vitran’s Logistics operates 15 facilities, eight in Canada, and seven in the United States, for major retailers in their respective markets. Vitran Logistics has approximately 1.8 million square feet of warehouse and distribution space under management at December 31, 2008.  Vitran’s Truckload business operates two terminals, one in Indianapolis and the other in Atlanta.

As at December 31, 2008, the Company operated 10,101 pieces of owned or leased rolling stock.  The Company primarily purchases or utilizes operating lease facilities for the acquisition of new rolling stock for its operations; however, the Company occasionally purchases pre-owned equipment that meets its specifications.  As at December 31, 2008 the Company owned or leased the following equipment.

	Owned	Leased
Tractors	2,050	196
Trailers	5,100	1,685
Containers	620	-
Chassis	340	110
Total	8,110	1,991

ITEM 3 - LEGAL PROCEEDINGS

Vitran is subject to various legal proceedings and claims that have arisen in the ordinary course of its business that have not been fully adjudicated.  Many of these are covered in whole or in part by insurance.  The management of Vitran does not believe that these actions, when finally concluded and determined, will have a material adverse effect upon Vitran’s financial condition, results of operations, or cash flows.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDERMATTERS

Description of Share Capital

At December 31, 2008, there were an unlimited number of shares authorized and 13,498,159 common shares issued and outstanding.  The holders of the common shares are entitled to one vote for each common share on all matters voted on at any meetings of Vitran’s shareholders to any dividends that may be declared by the Company’s Board of Directors thereon, and in the event of the liquidation, dissolution or winding up of the Company, will be entitled to receive the remaining property.

Vitran’s common shares trade on the Toronto Stock Exchange (“TSX”) and the NASDAQ Global National Market under the symbols VTN and VTNC, respectively.  On March 10, 2009, there were approximately 46 registered holders of record of the Company’s common shares.

Vitran did not pay any dividends on common shares in fiscal 2008 and 2007.  The Company ceased paying dividends in December 2001.  The Board of Directors is responsible for determining the Company’s dividend policy and does not intend to declare dividends in the foreseeable future.

The following table sets forth the high and low bid prices of our common stock for the periods indicated, as reported by the TSX and the NASDAQ:

	TSX			NASDAQ
Quarter	High	Low	Volume	High	Low	Volume
	(in Canadian dollars)			(in United States dollars)
2008
Fourth Quarter	$14.21	$5.26	553,300	$13.60	$4.62	3,668,100
Third Quarter	$20.65	$13.75	1,237,900	$18.97	$13.26	5,332,900
Second Quarter	$16.11	$13.95	159,600	$16.00	$13.50	2,023,000
First Quarter	$14.74	$11.60	256,700	$14.94	$11.21	2,479,100
2007
Fourth Quarter	$18.70	$12.50	533,100	$19.15	$12.55	2,979,500
Third Quarter	$23.20	$16.40	454,800	$22.32	$16.10	1,776,900
Second Quarter	$24.64	$20.88	353,900	$23.35	$18.50	1,660,200
First Quarter	$24.21	$19.30	126,700	$20.97	$15.76	1,381,300

	TSX			NASDAQ
2008 Monthly	High	Low	Volume	High	Low	Volume
	(in Canadian dollars)			(in United States dollars)
December	$7.60	$5.26	299,000	$6.69	$4.62	1,621,900
November	$11.25	$5.87	97,900	$9.99	$4.63	527,600
October	$14.21	$7.58	156,400	$13.60	$5.87	1,518,600
September	$19.91	$13.75	238,400	$18.33	$13.26	1,341,200
August	$20.65	$16.52	346,300	$18.97	$15.70	1,302,400
July	$18.30	$14.28	653,200	$18.85	$14.19	2,689,300
June	$15.40	$14.00	70,200	$15.38	$13.50	823,600
May	$15.50	$13.95	40,700	$15.24	$13.86	751,300
April	$16.11	$14.00	48,700	$16.00	$13.70	448,100
March	$14.74	$11.60	109,400	$14.94	$11.21	521,400
February	$14.40	$12.08	51,600	$14.42	$12.33	807,700
January	$14.59	$12.75	95,700	$14.87	$12.51	1,150,000

Stock Option Plan

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	856,200	$13.03	500
Equity compensation plans not approved by security holders	-	-	-
Total (1)	856,200	$13.03	500
(1)  As at December 31, 2008.

Vitran maintains a stock option plan to assist in attracting, retaining and motivating its directors, officers and employees.  The details of the Company’s authorized stock option plan are described in Note 9 of the Consolidated Financial Statements.

Purchases of Equity Securities

On February 12, 2008 Vitran’s normal course issuer bid ended.  Vitran did not renew its normal course issuer bid.  There were no shares repurchased by the Company in 2008.

Transfer Agents

Computershare Investor Services Inc.	Montreal, Toronto	Canada
Computershare Trust Company Inc.	Denver	United States

ITEM 6 - SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with the Consolidated Financial Statements and Notes under Item 8 of this Annual Report on Form 10-K.  For a summary of quarterly financial data for fiscal 2008 and 2007, please see the Supplemental Schedule of Quarterly Financial Information included in the Consolidated Financial Statements.

Selected Financial Data (Thousands of dollars, except per share amounts)

Year	2008	2007	2006	2005	2004
Statements of Income
Revenue	$726,337	$670,517	$514,059	$428,192	$374,595
Impairment of goodwill(1)	107,351	-	-	-	-
Income (loss) from continuing operations	(97,332)	22,999	28,040	25,427	18,977
Net income (loss) from continuing operations	(71,225)	13,710	19,258	17,938	14,943
Cumulative effect of change in accounting principle	-	-	141	-	-

Net income (loss)	$(71,225)	$13,710	$19,399	$17,938	$14,943
Earnings (loss) per share basic:
Net income (loss) from continuing operations	$(5.28)	$1.02	$1.49	$1.43	$1.22
Net income (loss)	$(5.28)	$1.02	$1.50	$1.43	$1.22
Weighted average number of shares	13,485,132	13,458,786	12,887,401	12,516,265	12,285,400

Earnings (loss) per share diluted:
Net income (loss) from continuing operations	$(5.28)	$1.00	$1.47	$1.40	$1.17
Net income (loss)	$(5.28)	$1.00	$1.48	$1.40	$1.17
Weighted average number of shares	13,485,132	13,651,799	13,124,865	12,848,360	12,740,477

Balance Sheets
Assets:
Current assets	$80,473	$90,417	$83,775	$71,017	$90,177
Property and equipment, net	152,602	169,062	145,129	66,807	37,563
Intangible assets	13,279	13,645	15,888	2,456	--
Goodwill	17,057	124,375	117,146	61,448	45,304
Other non-current assets	30,181	--	150	--	6
Total assets	$293,592	$397,499	$362,088	$201,728	$173,050
Liabilities and Stockholders’ Equity:
Current liabilities	$84,332	$86,002	$88,669	$48,331	$38,806
Long-term debt	93,477	109,831	93,139	8,588	11,507
Other non-current liabilities	4,540	11,322	6,983	5,007	3,546

Total stockholders’ equity	$111,243	$190,344	$173,297	$139,802	$119,191

Total commitments
under operating leases	$56,673	$58,639	$38,827	$40,239	$46,564

Selected Financial Data (continued) (Thousands of dollars, except per share amounts)

Year	2008	2007	2006	2005	2004

Operating Ratios(2)
Total company	98.6%	96.6%	94.5%	94.1%	94.9%
Less-than-truckload	98.5%	96.0%	93.7%	93.1%	94.2%
Logistics	94.6%	93.8%	93.3%	94.7%	95.3%
Truckload	96.2%	94.9%	94.7%	93.5%	94.5%

Notes:
(1)
Vitran recorded a pre-tax non-cash goodwill impairment charge of $107.4 million at December 31, 2008.  The assessment of the Company’s goodwill for impairment is discussed further under “Critical Accounting Policies and Estimates” and note 1(k) of the consolidated financial statements.

(2)
  Operating ratio (“OR”) is a non-GAAP financial measure which does not have any standardized meaning prescribed by GAAP. OR is the sum of operating expenses, selling, general and administrative expenses, other expenses (income), and depreciation and amortization expense, divided by revenue. OR excludes the impact of the goodwill impairment charge.  OR allows management to measure the Company and its various segments’ operating efficiency.  OR is a widely recognized measure in the transportation industry which provides a comparable benchmark for evaluating the Company’s performance compared to its competitors. Investors should also note that the Company’s presentation of OR may not be comparable to similarly titled measures by other companies. OR is calculated as follows:

	Year ended December 31,
	2008	2007	2006	2005	2004
Operating expenses	$629,883	$565,094	$426,515	$357,960	$319,295
Selling, general and administrative expenses	65,737	62,086	47,448	37,881	31,263
Other expenses (income)	(326)	(432)	(434)	(41)	(146)
Depreciation and amortization expense	21,024	20,770	12,490	6,965	5,206
	$716,318	$647,518	$486,019	$402,765	$355,618
Revenue	$726,337	$670,517	$514,059	$428,192	$374,595
Operating ratio (“OR”)	98.6%	96.6%	94.5%	94.1%	94.9%

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION ANDRESULTS OF OPERATIONS

Forward-Looking Statements

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

The MD&A and the documents incorporated by reference herein contain forward-looking statements regarding, but not limited to, the following:

•	the Company’s ability to realize cost savings from the reduction initiatives in linehaul, pick-up and delivery and service centers in its less-than-truckload segment;

•	the Company’s ability to realize wage savings from labour force reductions in the less-than-truckload segment;

•	the Company’s objective to improve service to new and existing customers with its less-than-truckload segment;

•	the Company’s intention to improve results with an inter-regional sales initiative in its less-than-truckload segment;

•	the Company’s expectation to increase square footage under management in its Logistics segment;

•	the Company’s expectation to return its days sale outstanding measure to historical levels;

•	the Company’s intention to achieve above average transborder and inter-regional growth rates;

•	the Company’s intention to develop profitable accounts in the Logistics segment;

•	the Company’s intention to increase revenue and income from a new major supply chain contract in the Logistics segment;

•	the Company’s ability to achieve margin and asset utilization gains in its Truckload segment;

•	the Company’s ability to expand and diversify its customer base in the Truckload segment; and

•	the Company’s intention to purchase a specified level of capital assets and to finance such acquisitions with cash flow from operations and, if necessary, from the Company’s unused credit facilities.

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

           Unless otherwise indicated, all dollar references herein are in U.S. dollars.  The Company’s Annual Report on Form 10-K, as well as all the Company’s other required filings, may be obtained from the Company at www.vitran.com or from www.sedar.com or from www.sec.gov ..

OVERVIEW

Vitran Corporation Inc. (“Vitran” or the “Company”) is a leading, predominantly non-union, provider of freight surface transportation and related logistics services throughout Canada and in 29 states in the eastern, central, southwestern and western United States.  Its business consists of three operating segments: (1) Less-than-truckload services (“LTL”), (2) Logistics services, and (3) Truckload services. These services are provided by stand-alone business units within their respective regions. Depending on a customer’s needs, the units can operate independently or in a complementary manner.  As is more fully described in Item 1 “Business”, the LTL segment transports shipments in less-than-full trailer load quantities through freight service center networks, the Logistics segment provides supply chain solutions and freight brokerage services and the Truckload segment delivers full trailer loads point to point on a predominantly short-haul basis.

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

The long-term mission of the Company is to build a North American transportation infrastructure with national and regional coverage in both Canada and the United States offering regional, inter-regional, national, and transborder LTL services.  In conjunction with the LTL services, Vitran will also focus on logistics service offerings that not only are profitable as stand-alone business opportunities, but also increase the utilization of LTL freight service assets where appropriate.

EXECUTIVE SUMMARY

The year ended December 31, 2008 was a very difficult year for Vitran and the entire freight transportation industry in North America.  The economic slowdown in North America persisted throughout the year and got dramatically worse in the fourth quarter as the global credit crisis and economic recession took hold.  Price competition in the LTL segment intensified while retail activity levels slowed down impacting the results for the Logistics segment and the Company finished 2008 with earnings before goodwill impairment charges of $0.34(6) per diluted share.

 In the face of this demanding economic environment, Vitran achieved some very significant milestones throughout 2008:

January	–	the U.S. LTL business unit purchased facilities in Kansas City and Las Vegas;
May	–	the U.S. LTL business unit launched a new nationwide Information Technology operating system;
June	–	the Logistics segment opened a dedicated 530,000 sq. ft. facility, the largest in its history;
June	–	the Canadian LTL business unit relocated its national office to a newly constructed 130 door cross-dock facility;
August	–	the U.S. LTL business unit successfully integrated the wage and benefit structure for its employees;
October	–	the U.S. LTL business unit completed the redundant terminal integration in Ohio, Michigan, Indiana, Kentucky, Illinois and Pennsylvania; and
December	–	the Company for year ended December 31, 2008 reduced debt by $14.0 million.

In addition, Las Vegas/L.A. Express Inc. (“LVLA”), acquired in November 30, 2007, performed at expected levels for 2008 and contributed to a record year for the Logistics segment that posted revenue of $81.0 and income from operations of $4.4 million.

Although, Vitran completes its annual assessment of goodwill impairment at September 30, 2008, the Company was required to re-assess its goodwill for impairment at December 31, 2008.  At that moment in time, the Company’s market capitalization was significantly lower than the carrying value of its net assets thereby indicating impairment of goodwill.  Consequently, Vitran recorded a pre-tax non-cash impairment charge of $107.4 million at December 31, 2008.  The assessment of the Company’s goodwill for impairment is discussed further under “Critical Accounting Policies and Estimates”.

RESULTS OF OPERATIONS
2008 COMPARED TO 2007

CONSOLIDATED RESULTS

The following table summarizes the Consolidated Statements of Income for the three years ended December 31:

(in thousands of dollars)
	2008	2007	2006	2008 vs 2007	2007 vs 2006
Revenue	$726,337	$670,517	$514,059	8.3%	30.4%
Operating expenses	629,883	565,094	426,515	11.5%	32.5%
SG&A expenses	65,737	62,086	47,448	5.9%	30.9%
Other expenses (income)	(326)	(432)	(434)	(24.5%)	(0.5%)
Impairment of goodwill	107,351	-	-	100.0%	0.0%
Depreciation and amortization	21,024	20,770	12,490	1.2%	66.3%
Income (loss) from operations	(97,332)	22,999	28,040	(523.2%)	(18.0%)
Interest expense, net	9,223	8,426	2,660	9.5%	216.8%

Net income (loss)	$(71,225)	$13,710	$19,399	(619.5%)	(29.3%)

	2008	2007	2006	2008 vs 2007	2007 vs 2006
Earnings(loss) per share:
Basic	$(5.28)	$1.02	$1.50	(617.6%)	(32.0%)
Diluted	$(5.28)	$1.00	$1.48	(628.0%)	(32.4%)
Operating ratio	98.6%	96.6%	94.5%

Revenue increased 8.3% to $726.3 million in 2008 from $670.5 million in 2007.  Revenue in the LTL, Truckload and most significantly in the Logistics segments increased 4.5%, 4.5% and 53.3% respectively.  Revenue in the LTL segment was impacted by a 45.9% increase in fuel surcharge revenue compared to 2007, while the acquisition of LVLA on November 30, 2007 contributed to the increase in revenue in the Logistics segment.  Loss from operations was $97.3 million in 2008 compared to income from operations of $23.0 million in 2007.  Excluding the goodwill impairment charge, income from operations declined 56.4% to $10.0 million in 2008 compared to $23.0 million in 2007.  An increase in income from operations of 33.7% in the Logistics segment was offset by declines in income from operations at the LTL segment (excluding goodwill impairment charge) and Truckload segment of 61.2% and 22.1%, respectively.  The Company’s consolidated operating ratio increased to 98.6% in 2008 compared to 96.6% in 2007.  Detailed explanations for the fluctuations in revenue and income from operations are discussed below in “Segmented Results”.

Selling, general and administrative expenses (“SG&A”) increased 5.9% to $65.7 million in 2008 from $62.1 million in 2007.  The increase in SG&A expenses for the 2008 year can primarily be attributed to the acquisition of LVLA on November 30, 2007, not included in the 2007 annual SG&A for the first eleven months of that year, accounting for $4.3 million of the increase and offset by reductions in variable compensation expense and share-based compensation expense of $0.6 million at the Corporate segment.

Depreciation and amortization expense for 2008 increased slightly compared to 2007 including the acquisition of LVLA on November 30, 2007.  LVLA, an asset-light business, contributed only an additional $0.9 million in depreciation and amortization expense for the year.  This was partially offset by depreciation expense attributable to rolling stock purchases that declined by $16.0 million compared to 2007.

Interest expense, net of interest income, was $9.2 million for 2008 compared to $8.4 million for 2007.  The increase can be attributed to $0.9 million of financing costs that were written off in the fourth quarter of 2008 for a substantial bank amendment completed December 30, 2008.  The amendment was completed with the Company’s syndicated lenders and introduced a new pricing grid that starts December 30, 2008, increasing the Company’s spreads 250 bps on the $44.5 million of revolving debt and $48.0 million of term debt.

Income tax recovery for 2008 was $35.3 million compared to an expense of $0.9 million for 2007.  The tax recovery in 2008 compares to an effective tax rate of 5.9% for 2007.  The tax recovery can be attributed to a decline in earnings before tax, recognition of a deferred tax asset related to the impairment of goodwill and a decline in the effective tax rate.  The decrease in the effective rate can be attributed to an increase in a higher proportion of income being earned in lower foreign tax jurisdictions, as well as a decline in future tax rates in Canada. On a consolidated basis, the Company generated taxable losses in the United States, which have been recognized as future tax assets.  These taxable losses are the result of tax depreciation and amortization on capital assets and goodwill in excess of GAAP depreciation and amortization attributable to the Company’s acquired businesses over the last three years.  Management believes the Company will generate sufficient taxable income to use these losses in the future.   Should the Company’s earnings before income tax increase in subsequent quarters, the effective tax rate should also increase.

Net loss on a GAAP basis was $71.2 million for 2008 compared to net income of $13.7 million in 2007.  This resulted in GAAP basic and diluted loss per share of $5.28 for the current year compared to earnings per share of $1.02 and $1.00, respectively in 2007.  Excluding the goodwill impairment charge and one-time write-off of previously deferred financing costs, basic and diluted earnings per share would have been $0.39 for the current year(6) compared to $1.04 and $1.03 in 2007.

On January 1, 2008, the Company adopted SFAS Statement 157, which provides a framework for measuring fair value under GAAP.  As defined in SFAS Statement 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price).  The Company utilizes market data or assumptions that the Company believes market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique.  These inputs can be readily observable, market corroborated or generally unobservable.

On January 1, 2009, the Company will adopt SFAS Statement 141 (revised), Business Combinations, for any business acquisitions after January 1, 2009, as required by the statement.  SFAS Statement 141R established principles and requirements for how the acquirer:  (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree; (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.

On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, with no cumulative effect adjustment recorded at adoption.  The adoption of this standard requires management to make estimates and assumptions that affect reported amounts of tax related assets and liabilities that will impact the effective tax rate of the Company.  In addition, the effective tax rate in all periods is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates.  The income tax expense differs from the tax computed at the federal statutory income tax rate due primarily to state and provincial income taxes and earnings in foreign jurisdictions.   Future effective tax rates could be adversely affected if earnings are lower than anticipated in jurisdictions with lower statutory rates, unfavourable changes in tax laws and regulations, or by adverse tax rulings.

SEGMENTED RESULTS

LTL (Less-than-truckload)

The table below provides summary information for the LTL segment for the three years ended December 31:

(in thousands of dollars)	2008	2007	2006	2008 vs 2007	2007 vs 2006

Revenue	$610,933	$584,786	$441,499	4.5%	32.5%
Income from operations (7)	$8,980	$23,153	$28,029	(61.2%)	(17.4%)
Impairment of goodwill	$107,351	$-	$-	100.0%	0.0%
Operating ratio	98.5%	96.0%	93.7%

Number of shipments(1)	3,930,049	4,040,306	3,007,985	(2.7%)	34.3%
Weight (000s of lbs)(2)	5,979,270	5,989,123	4,669,777	(0.2%)	28.3%
Revenue per shipment(3)	$155.45	$144.74	$146.78	7.4%	(1.4%)
Revenue per hundredweight(4)	$10.22	$9.76	$9.45	4.7%	3.3%

Revenue in the LTL segment increased by 4.5% to $610.9 million in 2008 compared to $584.8 million in 2007.  The growth in revenue was driven by an increase in fuel surcharge revenue of $33.8 million, as the average price of fuel for 2008 exceeded 2007.  Offsetting the increase in fuel surcharge revenue was the decline in shipments, tonnage and revenue per hundredweight excluding fuel surcharge of 2.7%, 0.2%, and 1.3%, respectively.  Although tonnage and revenue per hundredweight excluding fuel surcharge expanded through the first nine months of 2008, in the fourth quarter as the global recession, credit crisis and reduction in operating days impacted shippers, competitive pressures had a negative impact on the annual operating statistics.  The cross-border service offering for the year grew 26.5% but could not abate the overall impact of the economy.  LTL segment activity level measurement, shipments per day, declined monthly from July to October for the first time in the Company’s history depicting the deteriorating economic environment in North America.

More importantly, for the 2008 year, the LTL segment completed a number of important operating initiatives.  In the second quarter, the U.S. LTL business unit completed its new IT operating system, the first step in its integration plan, which had led to a slight increase in U.S. inter-regional sales activity.  In the third quarter, the second step, the integrated wage and benefit structure, was successfully completed in August 2008, which would result in an annual increase in compensation cost of $1.2 million.  The third step in the integration plan, the physical integration of service centers, commenced in late August 2008 and was completed in October 2008.  The elimination of the redundant service centers will lead to a reduction of linehaul, pick-up and delivery and service centers expenses of approximately $11.0 million annually and allow the U.S. LTL business unit to start an inter-regional sales initiative.

These milestones, although achieved successfully, delayed management’s ability to reduce costs while revenue and the economic environment worsened.  In addition to the aforementioned expense savings completed at the end of October, the company further reduced its labour force late in the fourth quarter resulting in additional annual savings of approximately $14.0 million.  As a result, the LTL segment operating ratio was 98.5% for 2007 compared to 96.0% in 2007.

Logistics

The table below provides summary information for the Logistics segment for the three years ended December 31:

(in thousands of dollars)	2008	2007	2006	2008 vs 2007	2007 vs 2006

Revenue	$81,030	$52,845	$39,762	53.3%	32.9%
Income from operations	$4,373	$3,271	$2,679	33.7%	22.1%
Operating ratio	94.6%	93.8%	93.3%

Revenue for the Logistics segment increased by 53.3% to $81.0 million compared to $52.8 million in 2007.   Shipments within the Brokerage business unit declined by 15.7% in 2008 compared to 2007.  However, within the Supply Chain business unit, the addition of LVLA acquired November 30, 2007 contributed a full year of revenue in 2008, accounting for $24.8 million of the segment’s increase compared to 2007.  Furthermore, in June of 2008 the Supply Chain business unit commenced a new 530,000 square foot dedicated distribution facility that further increased revenue and income from operations for the year.  These two significant additions within the Supply Chain business unit offset retail industry weakness in 2008 and contributed to the record revenue and income from operations of $81.0 million and $4.4 million.  As at December 31, 2008, the Logistics segment had 1.8 million square feet under management compared to 1.2 million square feet under management at December 31, 2007.  It is the Company’s expectation to increase the square footage under management by approximately 15% in 2009.

Truckload

The table below provides summary information for the Truckload segment for the three years ended December 31:

(in thousands of dollars)	2008	2007	2006	2008 vs 2007	2007 vs 2006

Revenue	$34,374	$32,886	$32,798	4.5%	0.3%
Income from operations	$1,307	$1,678	$1,734	(22.1%)	(3.2%)
Operating ratio	96.2%	94.9%	94.7%

Revenue for the Truckload segment increased by 4.5% to $34.4 million in 2008 from $32.9 million in 2007. The revenue increase was attributable to shipments increasing 7.8%, partially offset by a decline in revenue per shipment of 3%.  Income from operations declined by 22.1% due to a reduction in fuel cost recovery of 19.8% and an increase in empty miles of 14.3% as the Segment travelled further to acquire additional freight.  Therefore, the operating ratio was 96.2% in 2008 compared to 94.9% in 2007.

RESULTS OF OPERATIONS
2007 COMPARED TO 2006

CONSOLIDATED RESULTS

Revenue increased 30.4% to $670.5 million in 2007 from $514.1 million in 2006.  Revenue in the LTL and Logistics segments increased 32.5% and 32.9% respectively and remained flat in the Truckload segment.  The revenue increase in the LTL segment was impacted by the acquisition of PJAX on October 2, 2006.  Income from operations declined 18.0% to $23.0 million in 2007 from $28.0 million in 2006.  An increase in income from operations of 22.1% in the Logistics segment was offset by declines in income from operations in the LTL segment and Truckload segment of 17.4% and 3.2%, respectively.  The Company’s consolidated operating ratio increased to 96.6% in 2007 from 94.5% in 2006.  Detailed explanations for the fluctuations in revenue and income from operations are discussed below in “Segmented Results”.

Selling, general and administrative expenses (“SG&A”) increased 30.9% to $62.1 million in 2007 from $47.4 million in 2006.  The increase in SG&A expenses for 2007 year can be primarily attributed to the acquisition of PJAX Freight System (“PJAX”) Oct 2, 2006, not included in the 2006 annual SG&A for the first nine months of that year, as well as the inclusion of Las Vegas/L.A. Express Inc. (“LVLA”) for one month in December 2007, accounting for $13.2 million of the variance.  Contributing to the remainder of the increase was a $0.1 million increase in share-based compensation expense and average annual wage increases of 2% to 3% across all segments of the Company.  With the addition of LVLA on November 30, 2007 and the increase in ongoing compensation-related expenses, SG&A is higher in 2008 as compared to 2007.

Depreciation and amortization expense increased 66.3% to $20.8 million in 2007 compared to $12.5 million in 2006.  The increase is primarily attributed to the addition of PJAX on October 2, 2006 but also to the increase in capital expenditures over the previous two years.

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

Net income before cumulative change in accounting principle declined by 28.8% to $13.7 million for 2007 compared to $19.3 million in 2006.  This resulted in basic and diluted earnings per share before change in cumulative change in accounting principle of $1.02 and $1.00 for the current year compared to $1.49 and $1.47 in 2006.  Excluding the one-time write-off of previously deferred financing costs, basic and diluted earnings per share before cumulative effect of change in accounting principle would have been $1.04 and $1.03 for the current year(6).  The weighted average number of shares for 2007 was 13.5 million basic and 13.7 million diluted compared to 12.9 million basic and 13.1 million diluted shares in 2006.  The increase is attributable to the issuance of common shares as part of the purchase consideration for the PJAX acquisition and the exercise of stock options. Net income declined by 29.3% to $13.7 million for 2007, compared to $19.4 million in 2006.  This resulted in basic and diluted earnings per share of $1.02 and $1.00 for the current year, compared to $1.50 and $1.48 in 2006.

On January 1, 2006, the Company adopted SFAS 123(R), “Share-Based Payments”, using the modified prospective transition method.  In accordance with the standard, the Company recognized $0.1 million of income as cumulative effect of change in accounting principle.

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

The LTL segment, which included a full year of PJAX results in 2007, increased shipments, tonnage and revenue per hundredweight compared to 2006 by 34.3%, 28.3% and 3.3%, respectively.  However, income from operations decreased 17.4% to $23.1 million in 2007 compared to $28.0 million in 2006.  The aforementioned economic environment resulted in competitive pricing pressure that negatively impacted the operating margin of the segment.  Income from operations was significantly impacted in the 2007 fourth quarter, particularly the month of December, as income from operations declined $6.1 million or 73.2% compared to the same quarter in 2006.   The LTL segment operating ratio was 96.0% for 2007 compared to 93.7% in 2006.

Logistics

Revenue for the Logistics segment increased by 32.9% to $52.8 million compared to $39.8 million in 2006.  Shipments within the Brokerage business unit declined 3.9% in 2007 compared to 2006.  However, the Supply Chain business unit grew revenue and income from operations acquiring new transactional and expanded dedicated contracts in 2007.  Prior to the acquisition of LVLA, square footage under management at the Supply Chain unit was 750,000 square feet at December 31, 2007 compared to 622,000 square feet at December 31, 2006.  Furthermore, the additional 470,000 square feet under management provided by the addition of LVLA for the month of December bolstered revenue and income from operations in the Supply Chain business unit.  These factors resulted in an increase in income from operations of 22.1% to $3.3 million and an operating ratio of 93.8% in 2007 compared to 93.3% in 2006.

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

(5)	Revenue per total mile represents revenue divided by the total miles driven.

(6)	Reconciliation to net income and earnings per share excluding the goodwill impairment charge and write-off of previously deferred financing costs:

	Year ended December 31
	2008		2007

Net income (loss)	$	(71,225)	$13,710
Goodwill impairment, net of tax		75,844	-
Adjusted net income before goodwill impairment		4,619	13,710

Financing costs written off, net of tax		630	304
Adjusted net income		$5,249	$14,014

Weighted average shares outstanding:
Basic		13,480,805	13,458,786
Diluted		13,632,628	13,651,799

Adjusted earnings per share before goodwill impairment:
Basic		$0.34	$1.04
Diluted		$0.34	$1.03

Adjusted earnings per share:
Basic		$0.39	$1.04
Diluted		$0.39	$1.03

(7)	Reconciliation to LTL segment income from operations excluding the goodwill impairment charge:

	Year ended December 31, 2008

Income from operations	$	(98,371)
Goodwill impairment		107,351

Adjusted income from operations		$8,980

GENERAL RISKS AND UNCERTAINTIES

The Company is exposed to a number of general risks and uncertainties that could impact the results.

The transportation industry is highly competitive on the basis of both price and service.  The Company competes with regional, inter-regional and national LTL carriers, truckload carriers, third party logistics companies and, to a lesser extent, small-package carriers, air freight carriers and railroads.  The Company competes effectively in its markets by providing high quality and timely service at competitive prices.

The Company’s business is sensitive to general economic conditions and seasonal fluctuations, although these factors are mitigated somewhat by the variable nature of many of the Company’s costs.  Recessionary economic cycles and downturns in customer business cycles, as well as downturns in the principal regional economies where the Company’s operations are located, may affect results of operations.  As a result of the economic turmoil and its effects on our market capitalization, Vitran had to reduce the carrying value of goodwill and recorded a pre-tax non-cash impairment charge of $107.4 million against the goodwill carrying value in December 2008.  In the trucking industry for a typical year, the second and third quarters usually have the highest business levels, while the first and fourth quarters generally have the lowest business levels.  The fourth quarter holiday season and adverse weather conditions generally experienced in the first quarter of the year, such as heavy snow and ice storms, have a negative impact on operating results.  Accordingly, revenue and profitability are generally lowest in the first and fourth quarters.

Vitran is dependent on a major railroad for its national LTL service in Canada.  Any reduction in service by the railroad is likely to increase costs for the Company and reduce the reliability, timeliness and overall attractiveness of rail-based services.

The Company’s exposure to credit risk is not significant as it is not dependent on any particular industry or customer.  The Company’s single largest customer accounted for 2.6% of revenue in 2008.  The general manufacturing industry at approximately 41.2% of total LTL revenue in 2008 represents the most significant industry serviced by the Company.

Labor represents Vitran’s most significant cost and key to service quality.  The Company has a history of positive labor relations that will continue to be important to future success.  The two unionized terminals in Canada, representing 2.2% of the Company’s labor force, are represented by the International Brotherhood of Teamsters and the Canadian Auto Workers Association. The collective bargaining agreements between the Company and its unionized employees expire on February 28, 2011, and on March 31, 2015, respectively.

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

While diesel fuel expenses represent an important cost component to Vitran, the extensive use of owner operators and the ability to share significant fuel increases with customers in the form of a fuel surcharge reduce this risk.

The Company is subject to numerous laws and regulations by the DOT, Environmental Protection Agency (“EPA”), Internal Revenue Service, Canada Customs Regulation Agency and various other federal, state, provincial and municipal authorities.  New or more comprehensive laws and regulations including but not limited to fuel emission, driver hours-of-service, taxation or other mandated regulation could impact profitability.

Measures taken by the U.S. and Canadian governments to strengthen border security regulations could impact service levels.  Vitran’s cross-border activity represented approximately 4.5% of the LTL segment revenue in 2008 and the Company has responded to the new requirements to ensure compliance and safety without jeopardizing the quality of service.

In order to mitigate the exposure to interest rate risk in 2008 and for future periods, the Company entered into floating-to-fixed interest rate swap contracts with various expiry dates extending to December 31, 2011.  At December 31, 2008, 68% of the Company’s syndicated credit facility was subject to fixed interest rate derivatives.  Of Vitran’s total debt, 73% is subject to fixed interest rates.  Management continues to evaluate the Company’s need to fix interest rate exposure or unwind current interest rate swap contracts on an ongoing basis.

The Company has exposure to foreign currency risk as fluctuations in the U.S. dollar against the Canadian dollar can impact the financial results of the Company.  Management has designated the Company’s $81.1 million of U.S. dollar denominated long-term debt in Canada as a hedge to the foreign currency exposure generated by the Company’s U.S. operations.  The Company’s Canadian operations realize foreign exchange gains and losses on the U.S. dollar revenue generated against expenses denominated in Canadian dollars.  Furthermore, the Company reports its results in U.S. dollars thereby exposing the results of the Company’s Canadian operations to foreign currency fluctuations.

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

The Company has integrated the information technology and operations of its acquired companies and will integrate future acquisitions within its U.S. LTL business unit.  Integration initiatives may not realize the anticipated benefits due to operational issues, disruptions and distractions for employees and management, and potential failures in due diligence.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow from operations for the year decreased to $28.2 million in 2008 compared to $33.0 million in 2007.  The decline is attributable to a decrease in profitability, as described in the Consolidated and Segmented Results section of the MD&A, partially offset by the increase in non-cash working capital compared to 2007.    The increase in working capital was the result of a reduction in accounts receivable and a decrease in accounts payable.  The change in accounts receivable, the critical influencer for working capital changes at a transportation company, decreased December 31, 2008 compared to December 31, 2007 due to an approximate 11.5% decline in the fourth quarter revenue compared to the same period in 2007.  Although revenue declined, the Company experienced an increase in average days sales outstanding to 43.0 days compared to 38.9 days at December 31, 2007.  The escalation in days sales outstanding can be attributed to customers slowing their payment cycle in the tough economic environment.   To match, the Company slowed their payments cycle over the last two weeks of the fourth quarter thereby increasing its accounts payable and accrued liabilities.

Albeit the Company’s DSO has risen in 2008, we believe this to be a temporary anomaly associated with the lackluster economy.  It is management’s intention to return DSO to its historical levels of approximately 40 days over the next twelve months if the economic environment returns to normal.  We do not believe there will be a material impact to the financial position or liquidity of the Company.

On December 30, 2008, the Company substantially amended the terms and conditions of its existing seven bank syndicated credit facilities.  Pursuant to this amendment, the Company increased its interest rate spreads on currently drawn debt from 150 bps to 400 bps, provided perfected security on certain assets and significantly increased its leverage ratio covenants for the balance of 2009.  Consequently, the company wrote off $0.9 million of previously capitalized syndication fees and paid an additional $1.0 million in fees to complete the new amendment.

Within the syndicated credit facilities at December 31, 2008, interest-bearing debt was $92.5 million consisting of $48.0 million of term debt and $44.5 million drawn under the revolving credit facility.  In addition, the Company had $1.9 million of additional term debt and $16.0 million of capital leases for a total of $110.4 million of interest-bearing debt outstanding at December 31, 2008.  At December 31, 2007, interest-bearing debt was $128.0 million consisting of $58.9 million of term debt, capital leases of $22.9 million, $45.0 million drawn under the revolving credit facility and a note payable of $1.2 million.

During the year, the Company repaid $10.2 million of term debt and $7.9 million of capital leases and borrowed $3.1 million on the revolving credit facility, as well as $1.0 million of new capital leases.  At December 31, 2008, the Company had $30.1 million of unused credit facilities, net of outstanding letters of credit.

The Company generated $1.6 million in proceeds and a gain on sale of $0.3 million on the divestiture of surplus facilities in Coffeyville, Kansas; Cedar Rapids, Iowa and miscellaneous equipment throughout the year. Capital expenditures amounted to $13.3 million for 2008 and were primarily funded out of operating cash flows, new capital leases and the revolving credit facility.  The majority of capital expenditures in 2008 were for replacement rolling stock and real estate related expenditures.  The Company purchased facilities in Kansas City, Kansas; Las Vegas, Nevada and completed the construction of its new LTL service center in Toronto, Ontario.  The table below sets forth the Company’s capital expenditures for the years ended December 31, 2008, 2007 and 2006.

(in thousands of dollars)	Year ended December 31,
	2008	2007	2006

Real estate and buildings	$8,857	$10,728	$14,459
Tractors	1,545	13,362	3,056
Trailing fleet	1,374	5,580	7,587
Information technology	583	1,471	761
Leasehold improvements	185	245	186
Other equipment	809	1,840	1,087
Total	$13,353	$33,226	$27,136

Management estimates that cash capital expenditures for the 2009 fiscal year will be between $6.0 million and $12.0 million.  The Company may potentially enter into operating leases to fund the acquisition of specific equipment should the business levels exceed the current equipment capacity of the Company.  The Company expects to finance its capital requirements with cash flow from operations, new capital or operating leases and, if required, its $30.1 million of unused credit facilities.

The Company has contractual obligations that include long-term debt consisting of term debt facilities, revolving credit facilities, capital leases for operating equipment and off-balance sheet operating leases primarily consisting of tractor, trailing fleet and real estate leases.  Operating leases form an integral part of the Company’s financial structure and operating methodology as they provide an alternative cost effective and flexible form of financing.  The following table summarizes our significant contractual obligations and commercial commitments as of December 31, 2008:

(in thousands of dollars)	Payments due by period
Contractual Obligations	Total	2009	2010 & 2011	2012 & 2013		Thereafter

Term credit facilities	$49,877	$11,073	$28,804	$10,000	$	Nil
Revolving credit facilities	44,550	Nil	Nil	44,550		Nil
Capital lease obligations	15,975	5,852	7,873	2,250		Nil
Estimated interest payments (1)	18,274	7,161	9,632	1,481		Nil

Sub-total	$128,676	$24,086	$46,309	$58,281	$	Nil
Off-balance sheet commitments
Operating leases	56,673	17,448	21,961	11,903		5,361
Total contractual obligations	$185,349	$41,534	$68,270	$70,184		$5,361

(1)
The Company has estimated its interest obligation on its fixed and variable rate obligations.  For fixed rate debt where variable-to-fixed interest rate swaps are in place, the fixed interest rate was used to determine the interest obligation until the interest rate swaps mature.  For other fixed rate debt, the fixed rate was used to determine the interest rate obligation.  For variable rate debt the variable rate in place at December 31, 2008 was used to determine the total interest obligation.

In addition to the above-noted contractual obligations, as at December 31, 2008, the Company utilized the revolving credit facility for standby letters of credit of $20.3 million.  The letters of credit are used as collateral for self-insured retention of insurance claims.

A significant decrease in demand for our services could limit the Company’s ability to generate cash flow and affect its profitability.  The Company’s credit agreement contains certain financial maintenance tests that require the Company to achieve stated levels of financial performance, which, if not achieved, could cause an acceleration of the payment schedules.  Management does not anticipate a significant decline in business levels or financial performance and expects that existing working capital, together with available revolving facilities, will be sufficient to fund operating and capital requirements in 2009 as well as service the contractual obligations.

OUTLOOK

The 2008 fiscal year, strategically, was a very rewarding year, albeit, financially, a challenging year for Vitran.  The Logistics segment added significant contracts expanding its square footage under management from 1.2 million to 1.8 million.  The U.S. LTL unit completed its operational integration in the fourth quarter of the year as the North American economy and transportation pricing environment further deteriorated.

In 2009, Vitran’s LTL segment will be dedicated to expanding its revenue by leveraging its client base across new expanded operating footprint.  The LTL segment will leverage the new U.S I.T. system and integrated operating infrastructure to deliver improved service to its existing and new customers.  LTL management intends to continue its focus on the LTL transborder business with a view to maintaining an above- average year-over-year revenue growth.

The Logistics segment will continue to concentrate on gaining new profitable business that also utilizes the services of the Company’s LTL infrastructure.  Preparations for the new distribution center, commencing the first quarter of 2009, are underway and will expand revenue and income from operations for the year.

Truckload segment management will focus on expanding and diversifying its customer base, margin expansion and asset utilization.

On a consolidated basis, the Company is now in position to reap the benefits of an improvement in the economic environment should it materialize; however, should the environment worsen, management will continually adjust its strategy and tactics for the betterment of the Company, the employees and most importantly, the shareholders.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Revenue Recognition

The Company’s LTL and Truckload business units and Freight Brokerage operations recognize revenue upon the delivery of the related freight and direct shipment costs as incurred.  Revenue for the Logistics operations is recognized as the management services are provided.  Critical revenue-related policies and estimates for the Company’s LTL business unit relate to revenue adjustments and allowance for doubtful accounts.  Critical revenue-related policies and estimates for the Company’s Logistics and Truckload segment include allowance for doubtful accounts.  At December 31, 2008, the allowance for doubtful accounts was $3.8 million or approximately 5.5% of total trade receivables.  The Company believes that its revenue recognition policies are appropriate and that its revenue-related estimates and judgments provide a reasonable approximation of actual revenue earned.

Estimated Revenue Adjustments

Generally, the pricing assessed by companies in the LTL business is subject to subsequent adjustments due to several factors, including weight and freight classification verifications, shipper bill of lading errors, pricing discounts and other miscellaneous revenue adjustments.  Revenue adjustments are evaluated and updated based on revenue levels, current trends and historical experience.   These revenue adjustments are recorded as a reduction in revenue from operations and accrued for in the allowance for doubtful accounts.

Allowance for Doubtful Accounts

The Company records an allowance for doubtful accounts related to accounts receivable that may potentially be impaired.  The Company’s allowance is estimated by (1) a percentage of its aged receivables reflecting the current business environment, customer and industry concentrations, and historical experience and (2) an additional allowance for specifically identified accounts that are significantly impaired, but payment may be likely.  A change to these factors could impact the estimated allowance.  The provision for bad debts is recorded in selling, general and administrative expenses.

Claims and Insurance Accruals

Claims and insurance accruals reflect the estimated ultimate total cost of claims, including amounts for claims incurred but not reported and future claims development, for cargo loss and damage, bodily injury and property damage, workers’ compensation, long-term disability and group health.  In establishing these accrued expenses, management evaluates and monitors each claim individually and claim frequency.  Factors such as historical experience, known trends and third party estimates help determine the appropriate reserves for the estimated liability.  Changes in severity of previously reported claims, significant changes in the medical costs and legislative changes affecting the administration of the plans could significantly impact the determination of appropriate reserves in future periods.  In Canada, the Company has a $50,000 deductible and in the United States $350,000 self-insurance retention (“SIR”) per incident for auto liability, casualty and cargo claims.  In the United States, the Company has a $350,000 SIR per incident for workers’ compensation and $250,000 SIR per incident for employee medical.

In addition to estimates within the self-insured retention, management makes judgments concerning the coverage limits.  If any claim was to exceed the coverage limits, the Company would have to accrue for the excess amount.  The estimate would include evaluation whether a claim may exceed such limits and, if so, by how much.  A claim or group of claims of this nature could have a material adverse effect on the Company’s results from operations.  Currently management is not aware of any claims exceeding the coverage limit.

Goodwill and Intangible Assets

The Company performs its goodwill impairment test annually and more frequently if events or changes in circumstances indicate that an impairment loss may have occurred.  Impairment is tested at the reporting unit level by comparing the reporting unit's carrying amount to its implied fair value.  The methodology used to measure fair value is a discounted cash flow method which is an income approach and a market approach which estimates fair value using market multiples of appropriate financial measures compared to a set of comparable public companies in the transportation and logistics industry.  The fair value methods require certain assumptions for growth in earnings before interest, taxes and depreciation, future tax rates, capital re-investment, fair value of the assets and liabilities, and discount rate.  Actual impairment of goodwill could differ from these assumptions based on market conditions and other factors.  In the event goodwill is determined to be impaired, a charge to earnings would be required.  As at September 30, 2008, Vitran completed its annual goodwill impairment test and concluded that there was no impairment.

One of the indicators of impairment is a sustained decline in the Company’s share price whereby the market capitalization of the Company is less than its book value for an extended period of time.  At December 31, 2008, before recording goodwill impairment charges, the carrying value of Vitran’s net assets were $187.1 million compared to the market capitalization of all of the Company’s outstanding shares which was $84.5 million.  The market valuation of the Company declined during the fourth quarter as Vitran’s share price on the Nasdaq stock market decreased from $13.47 at September 30, 2008 to $6.26 at December 31, 2008. These factors and the depressed macroeconomic environment indicated a triggering event had occurred requiring the Company, at a reporting unit level, to test for the impairment of goodwill at December 31, 2008.  Using the income and market approach for estimating the fair value of each reporting unit, management concluded that the goodwill in its LTL segment was impaired and there was no impairment of goodwill in its other reporting units. Therefore, Vitran recorded a pre-tax non-cash goodwill impairment charge of $107.4 million at December 31, 2008.

Property and Equipment

Property and equipment are recorded at cost and depreciated on a straight-line basis over their estimated useful lives.  Management establishes appropriate useful lives for all property and equipment based upon, among other considerations, historical experience, change in equipment manufacturing specifications, the used equipment market and prevailing industry practice.  Management continually monitors events and changes in circumstances that could indicate that the carrying amounts of property and equipment may not be recoverable.  When indicators of potential impairment are present, the recoverability of the assets would be assessed from the estimated undiscounted future operating cash flows expected from the use of the assets.  Actual recoverability of assets could differ based on different assumptions, estimates or other factors.  In the event that recoverability was impaired, the fair value of the asset would be recorded and an impairment loss would be recognized.  Management believes its estimates of useful lives and salvage values have been reasonable as demonstrated by the insignificant amounts of gains and losses on revenue equipment dispositions.

Share-Based Compensation

Under the Company’s stock option plan, options to purchase common shares of the Company may be granted to key employees, officers and directors of the Company and its affiliates by the Board of Directors or by the Company’s Compensation Committee.  The Company accounts for stock options in accordance with SFAS Statement 123(R) with compensation expense amortized over the vesting period based on the Black-Scholes-Merton fair value on the grant date.  The assumptions used to value stock options are dividend yield, expected volatility, risk-free interest rate, expected life and anticipated forfeiture.  The Company does not pay any dividends on its common shares, therefore the dividend yield is zero.  We use the historical method to calculate volatility with the historical period being equal to the expected life of each option.  This calculation is then used to approximate the potential for the share price to increase over the expected life of the option.  The risk-free interest rate is based on the government of Canada issued bond rate in effect at the time of the grant. Expected life represents the length of time the option is estimated to be outstanding before being exercised or forfeited.  Historical information is used to determine the forfeiture rate.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes.  Under the asset and liability method, deferred tax assets and liabilities are recognized for the deferred tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Significant judgment is required in determining whether deferred tax assets will be realized in full or in part.  If it were ever estimated that it is more likely than not that all or some portion of specific deferred tax assets will not be realized, a valuation allowance must be established for the amount of deferred tax assets that is estimated not to be realized.  A valuation allowance for deferred tax assets has not been deemed necessary at December 31, 2008.  Accordingly, if the facts or financial results were to change, thereby impacting the likelihood of realizing the deferred tax assets, judgment would have to be applied to estimate the amount of valuation allowance required in any given period.

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

Management judgment is also required regarding a variety of other factors, including the appropriateness of tax strategies, expected future tax consequences, and to the extent tax strategies are challenged by taxing authorities.  We utilize certain income tax planning strategies to reduce our overall cost of income taxes.  It is possible that certain strategies might be disallowed, resulting in an increased liability for income taxes.  Significant management judgments are involved in assessing the likelihood of sustaining the strategies and an ultimate result worse than our expectations could adversely affect our results of operations.  In 2008, the Company completed audits with the Internal Revenue Service and Canada Customs and Revenue Agency without material consequences.

CHANGES IN ACCOUNTING POLICY

See Note 1 to the accompanying consolidated financial statements for discussion of United States GAAP recent accounting pronouncements.

RELATED PARTIES
None.

ITEM 7. a - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

(in thousands of dollars)	Payments due by period

Long-term debt	Total	2009	2010 & 2011	2012 & 2013		Thereafter

Variable Rate
Term bank facility	$48,000	$10,000	$28,000	$10,000	$	Nil
Average interest rate (LIBOR)	4.46%	4.46%	4.46%	4.46%
Term bank facility	1,877	1,073	804	Nil		Nil
Average interest rate (LIBOR)	2.21%	2.21%	2.21%
Revolving bank facility	44,550	Nil	Nil	44,550		Nil
Average interest rate (LIBOR)	4.46%			4.46%

Fixed Rate
Capital lease obligations	15,975	5,852	7,872	2,251		Nil
Average interest rate	6.15%	6.15%	6.15%	6.15%
Total	$110,402	$16,925	$36,676	$56,801	$	Nil

The Company uses variable-to-fixed interest rate swaps on its term and revolving credit facilities with a notional amount of $64.9 million at December 31, 2008.  The average pay rate on the swaps is 4.59% and the average receive rate is the three-month LIBOR rate, which is currently 1.72%.  To value the interest rate swaps, a discounted cash flow model is utilized. Primary inputs into the model that will cause the fair value to fluctuate period-to-period include the fixed interest rates, the future interest rates, credit risk and the remaining time to maturity of the interest rate swaps.  Management’s intention is to hold the interest rate swaps to maturity.

The Company is exposed to foreign currency risk as fluctuations in the United States dollar against the Canadian dollar can impact the financial results of the Company.  The Company’s Canadian operations realize foreign currency exchange gains and losses on the United States dollar denominated revenue generated against Canadian dollar denominated expenses.  Furthermore, the Company reports its results in United States dollars thereby exposing the results of the Company’s Canadian operations to foreign currency fluctuations.  In addition, the Company’s United States dollar debt of $81.1 million is designated as a hedge of the investment in the United States’ self-sustaining foreign operations.

In addition to the information disclosed above, further information required by Item 7A of Form 10-K appears in Item 7 of this Annual Report on Form 10-K under the headings “Liquidity and Capital Resources” and “General Risks and Uncertainties”.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Balance Sheets as at December 31, 2008, and 2007 and the Consolidated Statements of Income, Shareholders’ Equity and Cash Flow for the years ended December 31, 2008, 2007, and 2006, are reported on by KPMG LLP, Chartered Accountants.  These statements are prepared in accordance with GAAP in the United States.

MANAGEMENT RESPONSIBILITY OVER FINANCIAL REPORTING

The Consolidated Financial Statements of the Company are the responsibility of management and have been prepared in accordance with United States GAAP and, where appropriate, reflect estimates based on management’s judgement.  In addition, all other information contained in the Annual Report on Form 10-K is also the responsibility of management.

The Company maintains systems of internal accounting and administrative controls designed to provide reasonable assurance that the financial information provided is accurate and complete and that all assets are properly safeguarded.

The Board of Directors is responsible for ensuring that management fulfills its responsibility for financial reporting and is ultimately responsible for reviewing and approving the Consolidated Financial Statements.  The Board appoints the Audit Committee, comprised of non-management directors, which meets with management and KPMG LLP, the external auditors, at least once a year to review, among other things, accounting policies, annual financial statements, the result of the external audit examination, and the management discussion and analysis included in the Annual Report on Form 10-K.  The Audit Committee reports its finding to the Board of Directors so that the Board may properly approve the financial statements. Additional commentary on corporate governance appears in the Company’s proxy statement for the 2009 Annual and Special Meeting of its Shareholders and the information therein is incorporated herein by reference.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Vitran Corporation Inc.

We have audited the accompanying consolidated balance sheets of Vitran Corporation Inc. (the "Company") as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2008.  Our audit also included the financial statement schedule listed in the Index under Part IV, Item 15(a)2.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vitran Corporation Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in note 1 to the consolidated financial statements, on January 1, 2008, Vitran Corporation changed its method of accounting for fair value measurements in accordance with SFAS Statement 157, Fair Value Measurements and adopted SFAS Statement 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of SFAS Statement 115, permitting entities to choose to measure many financial instruments and certain warranty and insurance contract at fair value on a contract-by-contract basis. On January 1, 2007, Vitran Corporation Inc. changed its method of accounting for income tax uncertainties in accordance with guidance provided in FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement 109.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Vitran Corporation Inc.'s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and our report dated March 10, 2009 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

Chartered Accountants, Licensed Public Accountants

Toronto, Canada

March 10, 2009

Consolidated Balance Sheets
(Amounts in thousands of United States dollars)

December 31, 2008 and 2007
	2008	2007

Assets

Current assets:
Accounts receivable	$65,741	$74,261
Inventory, deposits and prepaid expenses	12,063	11,325
Income and other taxes recoverable	792	2,232
Deferred income taxes (note 8)	1,877	2,599
Total current assets	80,473	90,417

Property and equipment (note 4)	152,602	169,062
Intangible assets (note 5)	13,279	13,645
Goodwill (note 6)	17,057	124,375
Deferred income taxes (note 8)	30,181	-

Total assets	$293,592	$397,499

Liabilities and Shareholders' Equity

Current liabilities:
Bank overdraft	$3,912	$390
Accounts payable and accrued liabilities (note 1(r))	63,495	67,468
Current portion of long-term debt (note 7)	16,925	18,144
Total current liabilities	84,332	86,002

Long-term debt (note 7)	93,477	109,831
Other	4,540	3,512
Deferred income taxes (note 8)	-	7,810

Shareholders' equity:
Common shares, no par value, unlimited authorized, 13,498,159 and 13,448,159 issued and outstanding in 2008 and 2007, respectively (note 9)	77,500	77,246
Additional paid-in capital	3,525	2,436
Retained earnings	33,253	104,478
Accumulated other comprehensive income (note 3)	(3,035)	6,184
Total shareholders' equity	111,243	190,344

Subsequent event (note 7(a))
Lease commitments (note 14)
Contingent liabilities (note 16)

Total liabilities and shareholders' equity	$293,592	$397,499

See accompanying notes to consolidated financial statements.

Consolidated Statements of Income
(Amounts in thousands of United States dollars, except per share amounts)

Years ended December 31, 2008, 2007 and 2006
	2008	2007	2006

Revenue	$726,337	$670,517	$514,059

Operating expenses	629,883	565,094	426,515
Selling, general and administrative expenses	65,737	62,086	47,448
Other income	(326)	(432)	(434)
Impairment of goodwill	107,351	-	-
Depreciation and amortization	21,024	20,770	12,490
	823,669	647,518	486,019

Income (loss) from operations before the undernoted	(97,332)	22,999	28,040

Interest on long-term debt	(9,259)	(8,554)	(2,887)
Interest income	36	128	227
	(9,223)	(8,426)	(2,660)

Income (loss) from operations before income taxes	(106,555)	14,573	25,380

Income taxes (recovery) (note 8):
Current	109	1,638	4,177
Deferred	(35,439)	(775)	1,945
	(35,330)	863	6,122

Net income (loss) before cumulative effect of change in accounting principle	(71,225)	13,710	19,258

Cumulative effect of change in accounting principle	-	-	141

Net income (loss)	$(71,225)	$13,710	$19,399

Income (loss) per share:

Basic:
Net income (loss) before cumulative effect of change in accounting principle	$(5.28)	$1.02	$1.49
Cumulative effect of change in accounting principle	-	-	0.01

Net (loss) income	$(5.28)	$1.02	$1.50

Diluted:
Net income (loss) before cumulative effect of change in accounting principle	$(5.28)	$1.00	$1.47
Cumulative effect of change in accounting principle	-	-	0.01

Net income (loss)	$(5.28)	$1.00	$1.48

Weighted average number of shares:
Basic	13,485,132	13,458,786	12,887,401
Diluted	13,485,132	13,651,799	13,124,865

See accompanying notes to consolidated financial statements.

Consolidated Statements of Shareholders' Equity
(Amounts in thousands of United States dollars)

Years ended December 31, 2008, 2007 and 2006
					Accumulated
			Additional		other	Total
	Common shares		paid-in	Retained	comprehensive	shareholders'
	Number	Amount	capital	earnings	income	equity

December 31, 2007	13,448,159	$77,246	$2,436	$104,478	$6,184	$190,344
Shares issued upon exercise of employee stock options	50,000	254	-	-	-	254
Net income (loss)	-	-	-	(71,225)	-	(71,225)
Other comprehensive loss (note 3)	-	-	-	-	(9,219)	(9,219)
Share-based compensation (note 9)	-	-	1,089	-	-	1,089

December 31, 2008	13,498,159	$77,500	$3,525	$33,253	$(3,035)	$111,243

					Accumulated
			Additional		other	Total
	Common shares		paid-in	Retained	comprehensive	shareholders'
	Number	Amount	capital	earnings	income	equity

December 31, 2006	13,419,859	$76,913	$1,607	$90,933	$3,844	$173,297
Shares issued upon exercise of employee stock options	58,500	571	(168)	-	-	403
Shares repurchased for cancellation (note 9)	(30,200)	(238)	-	(165)	-	(403)
Net income	-	-	-	13,710	-	13,710
Other comprehensive income (note 3)	-	-	-	-	2,340	2,340
Share-based compensation (note 9)	-	-	997	-	-	997

December 31, 2007	13,448,159	$77,246	$2,436	$104,478	$6,184	$190,344

					Accumulated
			Additional		other	Total
	Common shares		paid-in	Retained	comprehensive	shareholders'
	Number	Amount	capital	earnings	income	equity

December 31, 2005	12,647,636	$63,604	$956	$71,553	$3,689	$139,802
Shares issued upon exercise of employee stock options	97,300	526	(47)	-	-	479
Shares repurchased for cancellation (note 9)	(2,000)	(14)	-	(19)	-	(33)
Net income	-	-	-	19,399	-	19,399
Other comprehensive income (note 3)	-	-	-	-	155	155
Share-based compensation (note 9)	-	-	839	-	-	839
Shares issued upon acquisition of subsidiary (note 2)	676,923	12,797	-	-	-	12,797
Cumulative effect of a change in accounting principle (note 1(m))	-	-	(141)	-	-	(141)

December 31, 2006	13,419,859	$76,913	$1,607	$90,933	$3,844	$173,297

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows
(Amounts in thousands of United States dollars)

Years ended December 31, 2008, 2007 and 2006
	2008	2007	2006

Cash provided by (used in):

Operations:
Net income (loss)	$(71,225)	$13,710	$19,399
Items not involving cash from operations:
Depreciation and amortization	21,024	20,770	12,490
Impairment of goodwill	107,351	-	-
Deferred income taxes	(35,439)	(775)	1,945
Gain on sale of property and equipment	(326)	(432)	(434)
Share-based compensation expense	1,089	997	839
Cumulative effect of change in accounting principle	-	-	(141)
Change in non-cash working capital components	5,772	(1,274)	1,026
	28,246	32,996	35,124

Investments:
Purchases of property and equipment	(12,337)	(22,870)	(27,136)
Proceeds on sale of property and equipment	1,572	931	2,490
Acquisition of subsidiary, net	-	(5,990)	(89,284)
Additional payments due to acquisition of subsidiary	(3,250)	(8,901)	-
Acquisition of business assets	-	-	(2,251)
	(14,015)	(36,830)	(116,181)
Financing:
Change in revolving credit facility and bank overdraft	3,063	22,793	4,230
Proceeds from long-term debt	-	-	70,500
Repayment of long-term debt	(10,214)	(9,124)	(5,825)
Repayment of capital leases	(7,902)	(7,842)	(1,644)
Financing costs	(1,007)	(917)	-
Issue of common shares upon exercise of stock options	254	403	479
Repurchase of common shares	-	(403)	(33)
	(15,806)	4,910	67,707

Effect of translation adjustment on cash	1,575	(2,530)	212

Decrease in cash and cash equivalents	-	(1,454)	(13,138)

Cash and cash equivalents, beginning of year	-	1,454	14,592

Cash and cash equivalents, end of year	$-	$-	$1,454

Change in non-cash working capital components:
Accounts receivable	$8,520	$(5,254)	$2,278
Inventory, deposits and prepaid expenses	269	975	598
Income and other taxes recoverable/payable	956	(2,157)	151
Accounts payable and accrued liabilities	(3,973)	5,162	(2,001)

	$5,772	$(1,274)	$1,026

Supplemental cash flow information:
Interest paid	$8,479	$8,827	$2,480
Income taxes paid	2,433	6,997	5,586

Supplemental disclosure of non-cash transactions:
Capital lease additions	1,016	10,356	-
Issuance of shares to seller in acquisition	-	-	12,797

See accompanying notes to consolidated financial statements.

1.	Significant accounting policies:

(a)	Description of the business:

Vitran Corporation Inc. ("Vitran" or the "Company") is a North American provider of freight services and distribution solutions to a wide variety of companies and industries.  Vitran offers less-than-truckload ("LTL") service throughout Canada and the United States.  Vitran Logistics offers supply chain solutions in Canada and the United States, including warehousing, inventory management and flow-through distribution facilities, as well as freight brokerage services.  Vitran also provides same-day and next-day truckload services in the United States.

(b)	Basis of presentation:

These consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.  All material intercompany transactions and balances have been eliminated on consolidation.

These consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles ("GAAP").  The Ontario Business Corporations Act regulations allow issuers that are required to file reports with the Securities and Exchange Commission in the United States to file financial statements under United States GAAP to meet their continuous disclosure obligations in Canada.  Prior to 2006, Vitran prepared its consolidated financial statements in accordance with Canadian GAAP with a reconciliation to United States GAAP.  Commencing the first quarter of 2008, the reconciliation to Canadian GAAP was no longer be required.

All amounts in these consolidated financial statements are expressed in United States dollars, unless otherwise stated.

(c)	New accounting pronouncements:

SFAS Statement 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of SFAS Statement 115, permits entities to choose to measure many financial instruments and certain warranty and insurance contracts at fair value on a contract-by-contract basis.  SFAS Statement 159 was adopted January 1, 2008, as required by the statement.  The requirements of SFAS Statement 159 did not have an effect on the Company's consolidated financial statements.

1.	Significant accounting policies (continued):

(c)	New accounting pronouncements (continued):

SFAS Statement 157, Fair Value Measurements, defines fair values, establishes a framework for measuring fair value in GAAP, and requires enhanced disclosures about fair value measurements.  This statement applies when other accounting pronouncements require or permit fair value measurements.  SFAS Statement 157 was adopted on January 1, 2008 as required by the statement as described in note 11.

SFAS Statement 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133, requires enhanced disclosures about the Company's derivative and hedging activities.  The Company will be required to provide enhanced disclosure about (i) how and why an entity uses derivative instruments; (ii) how derivative instruments and related hedged items are accounted for under Statement 133 and (iii) how derivative instruments and related hedged items affect an entity's financial position and cash flows.  SFAS Statement 161 will be adopted on January 1, 2009, as required by the statement.

SFAS Statement 141 (revised), Business Combinations objective is to improve the relevance, representational faithfulness, and comparability of the information that the Company provides in its financial reports about a business combination and its effects.  SFAS Statement 141R established principles and requirements for how the acquirer:  (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree; (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS Statement 141R applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009.  Statement 141R will be adopted for any business acquisitions after January 1, 2009, as required by the statement.

(d)	Foreign currency translation:

A majority of the Company's shareholders, customers and industry analysts are located in the United States.  Accordingly, the Company has adopted the United States dollar as its reporting currency.

The United States dollar is the functional currency of the Company's operations in the United States.  The Canadian dollar is the functional currency of the Company's Canadian operations.

Each operation translates foreign currency-denominated transactions into its functional currency using the rate of exchange in effect at the date of the transaction.

1.	Significant accounting policies (continued):

(d)	Foreign currency translation (continued):

Monetary assets and liabilities denominated in a foreign currency are translated into the functional currency of the operation using the year-end rate of exchange giving rise to a gain or loss that is recognized in income during the current period.

For reporting purposes, the Canadian operations are translated into United States dollars using the current rate method.  Under this method, all assets and liabilities are translated at the year-end rate of exchange and all revenue and expense items are translated at the average rate of exchange for the year.  The resulting translation adjustment is recorded as a separate component of shareholders' equity.  United States dollar debt of $81.1 million (2007 - $72.2 million) is designated as a hedge of the investment in the United States dollar functional operation, such that related transaction gains and losses are recorded in the separate component of shareholders' equity.

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

The Company's LTL and truckload business units and freight brokerage operations recognize revenue upon the delivery of the related freight and direct shipment costs as incurred.  Revenue for the logistics operations is recognized as the management services are provided.

Within the LTL business unit, revenue adjustments are estimated at the end of each quarterly reporting period.  These adjustments result from several factors, including weight and freight classification verifications, shipper bill of lading errors, pricing discounts and other miscellaneous revenue adjustments.  The revenue adjustments are recorded as a reduction in revenue from operations and accrued for as part of the allowance for doubtful accounts.  Allowance for doubtful accounts is recorded as a contra-account to Accounts Receivable.

Historical experience, trends and current information are used to update and evaluate the estimate.  As at December 31, 2008 revenue adjustments as a percentage of revenue was not material.

(f)	Accounts receivable:

Accounts receivable are presented net of allowance for doubtful accounts of $3.8 million at December 31, 2008 (2007 - $2.5 million).

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

Property and equipment are recorded at cost.  Depreciation of property and equipment is provided on a straight-line basis from the date assets are put in service over their estimated useful lives as follows:

Buildings	30 - 31.5 years
Leasehold interests and improvements	Over term of lease
Vehicles:
Trailers and containers	12 years
Trucks	8 years
Machinery and equipment	5 - 10 years

Tires purchased as part of a vehicle are capitalized as a cost to the vehicle.  Replacement tires are expensed when placed in service.

(j)	Assets held for sale:

The Company has certain assets that are classified as assets held for sale.  These assets are carried on the balance sheet at the lower of the carrying amount or estimated fair value, less cost to sell.  Once an asset is classified held for sale, there is no further depreciation taken on the asset.  At December 31, 2008, the net book value of assets held for sale was approximately $4.6 million.  This amount is included in property and equipment on the balance sheet.

(k)	Goodwill and intangible assets:

SFAS statement 142 requires that goodwill and certain intangible assets be assessed for impairment on an annual basis and more frequently if indicators of impairment exist, using fair value measurement techniques.  The goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill to measure the amount of impairment loss, if any.    The implied fair value of goodwill is determined in the same manner as in a business combination.  Determining the fair value of the implied goodwill is judgemental in nature and often involves the use of significant estimates and assumptions.  As at September 30, 2008, the Company completed its annual goodwill impairment test and concluded there was no impairment.

1.	Significant accounting policies (continued):

One of the indicators of impairment is a sustained decline in the Company’s share price whereby the market capitalization of the Company is less than its book value for an extended period of time.  At December 31, 2008, before recording goodwill impairment charges, the carrying value of Vitran’s net assets were $187.1 million compared to the market capitalization of all of the Company’s outstanding shares which was $84.5 million.  The market valuation of the Company declined during the fourth quarter as Vitran’s share price on the Nasdaq stock market decreased from $13.47 at September 30, 2008 to $6.26 at December 31, 2008. These factors and the depressed macroeconomic environment indicated a triggering event had occurred requiring the Company, at a reporting unit level, to test for the impairment of goodwill at December 31, 2008.  Using the income and market approach for estimating the fair value of each reporting unit, management concluded that the goodwill in its LTL segment was impaired and there was no impairment of goodwill in its other reporting units.

SFAS Statement 157 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).   The fair value used to value the Company’s goodwill is a Level 3.

Under SFAS Statement 142 the determination of the amount of goodwill impairment requires comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill. The impairment analysis concluded that the LTL segment’s goodwill was impaired requiring a pre-tax non-cash charge of $107.4 million.

Intangible assets consist of not-to-compete covenants and customer relationships and are amortized on a straight-line basis over their expected lives ranging from three to eight years.

(l)	Income taxes:

The Company uses the asset and liability method of accounting for income taxes.  Under the asset and liability method, deferred tax assets and liabilities are recognized for the deferred tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Significant judgment is required in determining whether deferred tax assets will be realized in full or in part.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the year that includes the date of enactment.  FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48") requires that uncertain tax positions are evaluated in a two-step process, whereby (i) the Company determines whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position and (ii) for those tax positions that meet the more-likely-than-not recognition threshold, the Company would recognize the largest amount of tax benefit that is greater than fifty percent likely of being realized upon ultimate settlement with the related tax authority.

1.	Significant accounting policies (continued):

(m)	Share-based compensation:

Under the Company's stock option plan, options to purchase common shares of the Company may be granted to key employees, officers and directors of the Company by the Board of Directors or by the Company's Compensation Committee.  There are 856,200 options outstanding under the plan.  The term of each option is 10 years and the vesting period is five years.  The exercise price for options is the trading price of the common shares of the Company on The Toronto Stock Exchange on the day of the grant.

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

The Company recorded an income of $0.1 million related to the cumulative effect of a change in accounting principle as of January 1, 2006.  In accordance with SFAS 123, the Company recognized compensation expense assuming all awards will vest and reversed recognized compensation expense for forfeited awards only when the awards were actually forfeited.  SFAS 123(R) requires an estimate of forfeitures when recognizing share-based compensation expense.  Note 9(b) provides supplemental disclosure for the Company's stock options.

(n)	Advertising costs:

Advertising costs are expensed as incurred.  Advertising costs amounted to $462 in 2008 (2007 - $784; 2006 - $595).

(o)	Impairment of long-lived assets:

An impairment is recognized when the carrying amount of a long-lived asset to be held and used exceeds the sum of undiscounted cash flows expected from its use and disposal, and is measured as the amount by which the carrying amount of an asset exceeds its fair value.  A long-lived asset should be tested when events or circumstances indicate that its carrying amount may not be recoverable.  During 2008 and 2007, the Company has not identified any indicators that would require testing for an impairment.

1.	Significant accounting policies (continued):

(p)	Derivative instruments:

Derivative instruments are used to hedge the Company's exposure to changes in interest rates.  All derivatives are recognized on the Consolidated Balance Sheets at fair value based on quoted market prices and are recorded in either current or non-current assets or liabilities based on their maturity.  Changes in the fair values of derivatives are recorded in income or other comprehensive income, based on whether the instrument is designated as a hedge transaction and, if so, the type of hedge transaction.  Gains or losses on derivative instruments reported in other comprehensive income are reclassified to income in the period the hedged item affects income.  If the underlying hedged transaction ceases to exist, any associated amounts reported in other comprehensive income are reclassified into income at that time.  Any ineffectiveness is recognized in income in the current period.

(q)	Claims and insurance accruals:

Claims and insurance accruals reflect the estimated total cost of claims, including amounts for claims incurred but not reported, for cargo loss and damage, bodily injury and property damage, workers' compensation, long-term disability and group health.  In Canada and the United States, the Company has self-insurance retention amounts per incident for auto liability, casualty and cargo claims.  In the United States, the Company has self-insurance retention amounts per incident for workers' compensation and employee medical.  In establishing these accruals, management evaluates and monitors each claim individually, and uses factors such as historical experience, known trends and third party estimates to determine the appropriate reserves for potential liability.

(r)	Accounts payable and accrued liabilities:

	2008	2007

Accounts payable	$28,667	$33,988
Accrued wages and benefits	9,159	11,458
Accrued claims, self insurance and workers' compensation	11,765	9,314
Amounts payable to vendors of acquisitions	3,250	-
Other	10,654	12,708

	$63,495	$67,468

1.	Significant accounting policies (continued):

(s)	Deferred share units:

The Company maintains a deferred share unit ("DSU") plan for all directors.  Under this plan, all directors receive units at the end of each quarter based on the market price of common shares equivalent to Cdn. $2,500.00.  The Company records compensation expense and the corresponding liability each period initially for Cdn. $2,500.00 and subsequently based on changes in the market price of common shares.

In addition to the directors' DSU plan, the Company adopted a DSU plan for senior executives.  Under this plan, eligible senior executives receive units at the end of each quarter based on the market price of common shares equivalent to the senior executive's entitlement.  The entitlement amount varies based on the senior executive's position in the Company and the years of eligible service.  The maximum entitlement amount varies between $2,500.00 and $20,000.00 per annum. The Company records compensation expense and the corresponding liability each period based on the market price of common shares.

(t)	Use of estimates:

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the year.  Significant estimates are used in determining, but not limited to, the allowance for doubtful accounts, deferred tax assets, claims and insurance accruals, share-based compensation, fair value measurements, intangible asset values and the fair value of reporting units for purposes of goodwill impairment tests.  Actual results could differ from those estimates.

2.	Acquisitions:

Las Vegas/L.A. Express, Inc.

On November 30, 2007, the Company acquired 100 percent of the outstanding shares of Las Vegas/L.A. Express, Inc. ("LVLA").  The aggregate purchase consideration was approximately $8.45 million (including transaction costs).  This is comprised of $6.25 million in cash, $1.9 million in assumed debt and transaction costs of approximately $0.3 million.  Further, approximately $4.35 million of additional cash consideration is contingent on the vendors meeting certain future financial metrics.  All additional contingent consideration paid to the vendors will be allocated to goodwill.  The results of operations of LVLA are included in the consolidated results of the Company commencing December 1, 2007.  The cash portion of the transaction was financed from proceeds from the Company's revolving credit facility.  The total amount of goodwill, once determined, is not deductible for tax purposes.  At December 31, 2008, the operating results for LVLA exceeded the financial metrics required for the first contingent payment to the vendors.  The Company recorded a $3.25 million liability to the vendors as an adjustment to goodwill.

2.	Acquisitions (continued):

PJAX Freight System

On October 2, 2006, the Company acquired 100 percent of the outstanding shares of PJAX, Inc. and all the real estate held by Woodhurst Realty LLC and Northridge Enterprises LP, collectively known as PJAX Freight System ("PJAX").  The aggregate purchase consideration was approximately $112.8 million (including transaction costs), excluding assumed debt.  This is comprised of approximately $80.0 million in cash, Vitran common shares valued at $12.8 million (676,923 common shares valued at $18.90 per share) and holdbacks of $11.7 million payable during the year subsequent to the date of acquisition.  During the 2006 fourth quarter, $9.8 million of the holdbacks were paid to the vendors.  The remaining amount of holdbacks were paid in 2007.  Transaction costs amounted to approximately $1.6 million. During the 2006 fourth quarter, Vitran executed a joint election with the seller to structure the transaction as an asset sale for tax purposes and approximately an additional $5.5 million of cash would be payable in April 2007.  In addition, the Company assumed debt of approximately $27.1 million bringing the aggregate purchase consideration to $139.9 million.  The results of operations of PJAX are included in the consolidated results of the Company commencing October 2, 2006.  The cash portion of the transaction was financed from existing cash and proceeds from long-term debt.  The total amount of goodwill is expected to be deductible for tax purposes.  Based on the final calculations for the joint election, an additional $6.7 million of cash was paid in 2007.  As such, an additional $1.2 million was recorded as an adjustment to goodwill.

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

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of the acquisition, as based on independent appraisals and management estimates:

	2007	2006
	LVLA	SWE	PJAX

Current assets	$4,146	$1,776	$25,087
Property and equipment	2,485	2,127	62,848
Identifiable intangible assets:
Covenants not-to-compete (3- to 6-year useful life)	160	45	2,700
Customer relationships (8-year useful life)	2,000	540	11,000
Other assets	-	-	165
Goodwill	6,529	1,164	55,768
	15,320	5,652	157,568

Current liabilities	2,611	3,155	17,646
Deferred income tax liability	956	-	-
Capital leases	624	-	21,319
Term loans	1,285	-	5,785

Net assets acquired	$9,844	$2,497	$112,818

3.	Comprehensive income:

The components of other comprehensive income (loss), such as changes in foreign currency adjustments, are required to be added to the Company's reported net income, net of tax to arrive at comprehensive income (loss).  Other comprehensive income (loss) items have no impact on the reported net income as presented on the Consolidated Statements of Income.

	Foreign	Interest
	currency	rate
	translation	swap	Total

Balance at December 31, 2005	$3,689	$-	$3,689

Other comprehensive income (loss):
Translation adjustment	(77)	-	(77)
Unrealized loss	-	(25)	(25)
Tax effect	247	10	257
	170	(15)	155

3.	Comprehensive income (continued):

Balance at December 31, 2006	3,859	(15)	3,844

Other comprehensive income (loss):
Translation adjustment	4,442	-	4,442
Unrealized loss	-	(1,541)	(1,541)
Tax effect	(1,060)	499	(561)
	3,382	(1,042)	2,340

Balance at December 31, 2007	7,241	(1,057)	6,184

Other comprehensive income (loss):
Translation adjustment	(10,350)	-	(10,350)
Unrealized loss	-	(1,442)	(1,442)
Tax effect	2,214	359	2,573
	(8,136)	(1,083)	(9,219)

Balance at December 31, 2008	$(895)	$(2,140)	$(3,035)

	2008	2007	2006

Net income (loss)	$(71,225)	$13,710	$19,399
Other comprehensive income (loss)	(9,219)	2,340	155

Comprehensive income (loss)	$(80,444)	$16,050	$19,554

4.	Property and equipment:

	2008	2007

Land	$34,573	$35,085
Buildings	68,665	67,894
Leasehold interests and improvements	749	2,276
Vehicles	107,033	112,622
Machinery and equipment	24,585	26,361
	235,605	244,238

Less accumulated depreciation	83,003	75,176

	$152,602	$169,062

Interest costs of $290 attributable to the construction of a new facility in Toronto have been capitalized for the year ended December 31, 2008 (2007 - $718).

5.	Intangible assets:

	2008	2007

Customer relationships	$13,840	$13,840
Acquired customer relationships	2,000	-
	15,840	13,840

Covenants not-to-compete	2,985	2,985
Acquired covenants not-to-compete	160	-

	3,145	2,985

Less accumulated amortization	5,706	3,180

	$13,279	$13,645

The Company completed its identifiable intangible assets valuation for the LVLA acquisition (note 2) in 2008 and allocated $2,160 of goodwill to the appropriate intangible asset as indicated above.

Amortization expense was $2.5 million in 2008 (2007 - $2.2 million).  Amortization expense for the following five years and thereafter is estimated to be as follows:

Year ending December 31:

2009	$2,514
2010	2,498
2011	2,462
2012	2,349
2013	1,908
Thereafter	1,548

$13,279

6.	Goodwill:

	2008	2007

Opening balance	$124,375	$117,146
Foreign exchange	(1,921)	1,527
Transfer of goodwill to identifiable intangible assets, net of $864 of tax	(1,296)	-
Adjustment to goodwill (note 2)	3,250	1,173
Acquired goodwill (note 2)	-	4,529
Impairment of goodwill (note 1(k))	(107,351)	-

	$17,057	$124,375

7.	Long-term debt:

	2008	2007

Term bank credit facilities (a)	$49,877	$58,911
Revolving credit facility (b)	44,550	45,023
Capital leases (c)	15,975	22,860
Note payable (d)	-	1,181
	110,402	127,975

Less current portion	16,925	18,144

	$93,477	$109,831

On April 10, 2008, the Company amended its credit agreement in respect of certain financial maintenance tests with substantially the same terms.  On December 30, 2008, the Company amended its credit agreement with substantially different terms and conditions, including certain financial maintenance tests.  Deferred financing costs of $0.9 million related to the previous credit agreement and amendment were written off in 2008.

(a)	The term bank credit facility is secured by accounts receivable, property and equipment and general security agreements of the Company and of all its subsidiaries.

The amended credit agreement provides a $60 million term credit facility maturing July 31, 2012.  The Company had $48 million, bearing interest at 5.46%, outstanding under the term facility at December 31, 2008.  The provisions of the term facility impose certain financial maintenance tests.  On March 6, 2009, the Company completed an amendment to its Net Worth covenant to exclude any impact from non-cash impairment charges related to goodwill and intangibles arising on or after  December 31, 2008.  At December 31, 2008, the Company was in compliance with these financial maintenance tests and expects to be in compliance for the next twelve months.

The Company had an additional $2.9 million, bearing interest at 4.74%, outstanding under a separate term credit facility maturing on September 30, 2010.

(b)
The Company revolving debt facility provides up to $100 million, maturing July 31, 2012.  The Company had $44.6 million, bearing interest at 4.5% to 6.18%, outstanding at December 31, 2008.  The provisions of the revolving facility impose certain financial maintenance tests.  At December 31, 2008, the Company was in compliance with these financial maintenance tests and expects to be in compliance for the next twelve months.

(c)	During 2008, the Company financed certain equipment by entering into additional capital leases of $1.0 million. The Company had $16.0 million of capital leases remaining at December 31, 2008.

7.	Long-term debt (continued):

At December 31, 2008, the required future principal repayments on all long-term debt and capital leases are as follows:

Year ending December 31:

2009	$16,925
2010	17,108
2011	19,569
2012	56,576
2013	224

$110,402

8.	Income taxes:

Income tax expense (recovery) differs from the amount that would be obtained by applying statutory federal, state and provincial income tax rates to the respective year's income from operations before income taxes as follows:

	2008	2007	2006

Effective statutory federal, state and provincial income tax rate	33.5%	36.12%	36.12%

Effective tax expense (recovery) on income before income taxes	$(35,696)	$5,264	$9,167
Increase (decrease) results from:
Non-deductible share-based compensation expense	322	354	303
Income taxed at different rates in foreign jurisdictions	(4,372)	(4,930)	(3,072)
Impairment of goodwill	4,456	-	-
Other	(40)	175	(276)
Actual income tax expense (recovery)	$(35,330)	$863	$6,122

8.	Income taxes (continued):

Income tax expense (recovery):

	2008	2007	2006

Current income tax expense (recovery):

Canada:
Federal	$422	$589	$2,922
Provincial	271	304	1,695
United States:
Federal	(1,127)	78	(602)
State	288	364	12
Other	255	303	150
	109	1,638	4,177

Deferred income tax expense (recovery):

Canada:
Federal	333	483	(754)
Provincial	214	250	(437)
United States:
Federal	(28,541)	(1,240)	2,398
State	(7,445)	(268)	738
	(35,439)	(775)	1,945

	$(35,330)	$863	$6,122

A summary of the principal components of deferred income tax assets and liabilities is as follows:

	2008	2007

Current deferred income tax assets:
Allowance for doubtful accounts	$674	$536
Insurance reserves	1,161	2,063
Financing costs	42	-

	$1,877	$2,599

Non-current deferred income tax assets:
Financing costs	$104	$-
Loss carryforwards	18,295	9,935
Other	2,707	-
Goodwill and intangibles	22,256	-
	43,362	9,935

8.	Income taxes (continued):

Non-current deferred income tax liabilities:
Financing costs	-	(27)
Property and equipment	(13,181)	(11,061)
Goodwill and intangibles	-	(6,317)
Other	-	(340)
	(13,181)	(17,745)

	$30,181	$(7,810)

At December 31, 2008, the Company had approximately $43.1 million of net operating loss carryforwards available to reduce future years' taxable income for which a deferred tax asset has been recognized.  The net operating loss was generated in 2007 and 2008 and will expire in 2027 and 2028, respectively, if not utilized.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007.    At December 31, 2008, the Company had unrecognized tax benefits of approximately $1.6 million, of which an estimated $1.4 million if recognized would have an impact on the effective tax rate.

The Company recognizes interest and penalties related to unrecognized tax benefits in the tax provision.  The Company had approximately $0.3 million accrued for interest and penalties.

The Company and its subsidiaries file income tax returns in U.S. and Canadian federal jurisdictions, and various states, provinces and foreign jurisdictions.  The Internal Revenue Service and Canada Revenue Agency had in 2007 commenced examinations of the 2003, 2004 and 2005 income tax returns.  The Internal Revenue Service has since completed its examination of the 2004 and 2005 tax years.  The Canada Revenue Agency has also completed its examination of the 2003 and 2004 tax years; however, it has commenced examination of the 2006 and 2007 tax years.  The examinations are expected to be completed by 2009.  These audits may impact the Company's unrecognized tax benefits in the next 12 months; however, the estimated financial outcome is indeterminable at this time.  Overall, the years 2005 to 2007 remain open to examination by tax authorities.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at January 1, 2008	$2,119
Additions related to tax positions taken in the current year	191
Additions related to tax positions taken in previous years	186
Decreases related to tax positions taken in previous years	(470)
Decreases related to settlement with taxing authorities	(161)
Reductions due to expiry of statute of limitations	(37)
Decrease due to foreign exchange translation	(261)

Balance at December 31, 2008	$1,567

9.	Common shares:

(a)	Normal course issuer bid:

The Company purchased nil common shares for cancellation during 2008 (2007 - 30,200) under a normal course issuer bid.  The cost of the repurchase in excess of the book value of the shares in 2008 was nil (2007 - $165).

(b)	Stock options:

The Company provides a stock option plan to key employees, officers and directors to encourage executives to acquire a meaningful equity ownership interest in the Company over a period of time and, as a result, reinforce executives' attention on the long-term interest of the Company and its shareholders.  Under the plan, options to purchase common shares of the Company may be granted to key employees, officers and directors of the Company by the Board of Directors or by the Company's Compensation Committee.  There are 856,200 options outstanding under the plan.  The term of each option is 10 years and the vesting period is five years.  The exercise price for options is the trading price of the common shares of the Company on the Toronto Stock Exchange on the day of the grant.  The Company adopted SFAS Statement 123(R) on January 1, 2006, as described in note 1(l).

The weighted average estimated fair value at the date of the grant for the options granted during 2008 was $5.27 (2007 - $7.12) per share.

The fair value of each option granted was estimated on the date of grant using the Black-Scholes-Merton fair value option pricing model with the following assumptions:

	2008	2007	2006

Risk-free interest rate	3.93%	4.20%	4.19%
Volatility factor of the future expected market price of the Company's common shares	34.12%	31.76%	33.22%
Expected life of the options	6 years	6 years	6 years

9.	Common shares (continued):

Details of stock options are as follows:

	2008		2007
		Weighted		Weighted
		average		average
		exercise		exercise
	Number	price	Number	price

Outstanding, beginning of year	820,200	$12.66	767,700	$11.42
Granted	99,000	12.57	115,000	18.08
Forfeited	(13,000)	17.34	(4,000)	16.31
Exercised	(50,000)	5.07	(58,500)	6.88

Outstanding, end of year	856,200	$13.03	820,200	$12.66

Exercisable, end of year	522,500	$11.10	465,400	$9.13

At December 31, 2008, the range of exercise prices, the weighted average exercise price and the weighted average remaining contractual life are as follows:

	Options outstanding			Options exercisable
		Weighted
		average	Weighted		Weighted
		remaining	average		average
Range of exercise	Number	contractual	exercise	Number	exercise
prices	outstanding	life (years)	price	exercisable	price

$ 2.20 - $ 2.61	132,800	2.94	$2.29	132,800	$2.29
$ 4.77 - $ 5.44	77,500	0.78	4.83	77,500	4.83
$ 12.57 - $18.99	645,900	6.85	16.21	312,200	16.40

$ 2.20 - $18.99	856,200	5.70	$13.03	522,500	$11.10

Compensation expense related to stock options was $1,089 for the year ended December 31, 2008 (2007 - $997; 2006 - $839).

10.	Computation of income per share:

	2008	2007	2006

Numerator:
Net income (loss)	$(71,225)	$13,710	$19,399

Denominator:
Basic weighted average shares outstanding	13,485,132	13,458,786	12,887,401
Dilutive stock options	-	193,013	237,464
Dilutive weighted average shares outstanding	13,485,132	13,651,799	13,124,865

Basic income (loss) per share before cumulative effect of a change in accounting principle	$(5.28)	$1.02	$1.49
Effect of a change in accounting principle	-	-	0.01
Basic income (loss) per share	(5.28)	1.02	1.50

Dilutive income (loss) per share before cumulative effect of a change in accounting principle	(5.28)	1.00	1.47
Effect of a change in accounting principle	-	-	0.01
Diluted income (loss) per share	(5.28)	1.00	1.48

Due to the net loss for the year ended December 31, 2008, the 141,137 dilutive shares have no effect on the loss per share.  Diluted income per share excludes the effect of 559,900 anti-dilutive options for the year ended December 31, 2007 (2006 - 465,900).

11.	Risk management activities:

The Company is exposed to interest rate volatility with regard to existing variable rate debt.  The Company has entered into variable-to-fixed interest rate swaps on variable rate term debt and revolving debt.  The swaps are accounted for as cash flow hedges.  The effective portions of changes in fair value of the interest rate swaps are recorded in Accumulated Other Comprehensive Income and are recognized into earnings in the same period in which the hedged forecasted transaction affects earnings.  Ineffective portions of changes in fair value are recognized into earnings as they occur.  At December 31, 2008, the notional amount of the swaps was $64.9 million, with the average pay rate being 4.59% and the average receive rate being 1.72%.  The swaps mature at various dates up to December 31, 2011.

11.	Risk management activities (continued):

Effective January 1, 2008, the Company adopted SFAS Statement 157, which provides a framework for measuring fair value under GAAP.  As defined in SFAS Statement 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price).  The Company utilizes market data or assumptions that the Company believes market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique.  These inputs can be readily observable, market corroborated or generally unobservable.

The Company primarily applies the income approach for recurring fair value measurements and endeavours to utilize the best available information.  Accordingly, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs.  The Company is able to classify fair value balances based on the observability of those inputs.

SFAS Statement 157 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).

Assets and liabilities measured at fair value on a recurring basis include the following as of December 31, 2008:

				Liabilities
	Level 1	Level 2	Level 3	at fair value

Liabilities:
Interest rate swaps	$-	$2,973	$-	$2,973

Total liabilities	$-	$2,973	$-	$2,973

12.	Segmented information:

The Company's business operations are grouped into three operating segments: LTL, logistics and truckload, which provide transportation services in Canada and the United States.

	2008	2007	2006

Revenue:
LTL	$610,933	$584,786	$441,499
Logistics	81,030	52,845	39,762
Truckload	34,374	32,886	32,798
Corporate office and other	-	-	-

	$726,337	$670,517	$514,059

Operating income (loss):
LTL	$(98,371)	$23,153	$28,029
Logistics	4,373	3,271	2,679
Truckload	1,307	1,678	1,734
Corporate office and other	(4,641)	(5,103)	(4,402)

	$(97,332)	$22,999	$28,040

Goodwill impairment charges:
LTL	$107,351	$-	$-
Logistics	-	-	-
Truckload	-	-	-
Corporate office and other	-	-	-

	$107,351	$-	$-

	2008	2007	2006

Depreciation and amortization:
LTL	$18,273	$18,952	$11,174
Logistics	1,662	688	422
Truckload	1,006	1,052	848
Corporate office and other	83	78	46

	$21,024	$20,770	$12,490

Capital expenditures:
LTL	$12,722	$31,103	$18,620
Logistics	523	1,379	6,966
Truckload	31	698	1,265
Corporate office and other	77	46	285

	$13,353	$33,226	$27,136

12.	Segmented information (continued):

	2008	2007

Total assets:
LTL	$261,319	$343,679
Logistics	18,226	27,485
Truckload	9,563	11,781
Corporate office and other	4,484	14,554

	$293,592	$397,499

Geographic information for revenue from point of origin and total assets is as follows:

	2008	2007	2006

Revenue:
Canada	$223,125	$212,974	$193,656
United States	503,212	457,543	320,403

	$726,337	$670,517	$514,059

	2008	2007

Total assets:
Canada	$67,209	$82,868
United States	226,383	319,762

	$293,592	$402,630

	2008	2007

Total long-lived assets:
Canada	$49,295	$58,291
United States	133,643	248,791

	$182,938	$307,082

Long-lived assets include property and equipment, goodwill and intangible assets.

13.	Financial instruments:

The fair values of cash and cash equivalents, bank overdraft, accounts receivable, and accounts payable and accrued liabilities approximate the carrying values because of the short-term nature of these instruments.  The fair value of the Company's long-term debt, determined based on the future cash flows associated with each debt instrument discounted using an estimate of the Company's current borrowing rate for similar debt instruments of comparable maturity, is approximately equal to the carrying value at December 31, 2008 and 2007.

14.	Lease commitments:

At December 31, 2008, future minimum rental payments relating to operating leases for premises and equipment are as follows:

Year ending December 31:

2009	$17,448
2010	12,449
2011	9,512
2012	7,701
2013	4,202
Thereafter	5,361

$56,673

Total rental expense under operating leases was $18.0 million for the year ended December 31, 2008 (2007 - $15.6 million; 2006 - $16.3 million).

The Company has guaranteed a portion of the residual values of certain assets under operating leases.  If the market value of the assets at the end of the lease terms is less than the guaranteed residual value, the Company must, under certain circumstances, compensate the lessor for a portion of the shortfall.  The maximum exposure under these guarantees is $5.2 million.

15.	Employee benefits:

The Company sponsors defined contribution plans in Canada and the United States.  In Canada, the Company matches the employee's contribution to their registered retirement savings plan up to a maximum contribution.  In the United States, the Company sponsors 401(k) savings plans.  The Company matches a percentage of the employee's contribution subject to a maximum contribution.  The expense related to the plans was $1.9 million for the year ended December 31, 2008 (2007 - $2.1 million).

16.	Contingent liabilities:

The Company is subject to legal proceedings that arise in the ordinary course of business.  In the opinion of management, the aggregate liability, if any, with respect to these actions, will not have a material adverse effect on the consolidated financial position, results of operations or cash flows.  Legal costs are expensed as incurred.

17.	Comparative figures:

Certain 2007 and 2006 figures have been reclassified to conform with the financial statement presentation adopted in 2008.

Consolidated Supplemental Schedule of Quarterly Financial Information
(In thousands of United States dollars, except per share amounts where noted)

	First	Second	Third	Fourth
2008 (Unaudited)	quarter	quarter	quarter	quarter

Revenue:
Less-than-truckload	$149,415	$168,161	$166,227	$127,130
Logistics	19,760	19,314	23,375	18,581
Truckload	8,332	8,515	9,003	8,524

Total revenue	$177,507	$195,990	$198,605	$154,235

Impairment of goodwill	-	-	-	$107,351

Income (loss) from operations after depreciation and amortization	$1,926	$8,048	$3,981	$(111,287)

Net income (loss)	1,134	4,577	2,066	(79,002)

Earnings (loss) per share:
Basic	$0.08	$0.34	$0.15	$(5.85)
Diluted	0.08	0.34	0.15	(5.85)

	First	Second	Third	Fourth
2007 (Unaudited)	quarter	quarter	quarter	quarter

Revenue:
Less-than-truckload	$136,157	$150,615	$150,283	$147,731
Logistics	9,663	11,225	13,690	18,267
Truckload	8,316	8,304	7,954	8,312

Total revenue	$154,136	$170,144	$171,927	$174,310

Income from operations after depreciation and amortization	$5,607	$9,073	$5,569	$2,750

Net income	3,387	5,533	3,121	1,669

Earnings per share:
Basic	$0.25	$0.41	$0.23	$0.12
Diluted	0.25	0.41	0.23	0.12

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING ANDFINANCIAL DISCLOSURE

During the Company’s last two fiscal years, there were no disagreements with KPMG LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of KPMG LLP, would have caused them to make reference to the subject matter of the disagreement in connection with their reports.

ITEM 9. a - CONTROLS AND PROCEDURES

As of the end of the period covered by this Annual Report on Form 10-K, the Company carried out an evaluation, under the supervision and with the participation of Company management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design, implementation and operation of its “disclosure controls and procedures”, as such term is defined in Rule 13a-15(e) of the Exchange Act.  Based on this evaluation, the Company’s CEO and CFO have concluded that the Company’s “disclosure controls and procedures” are effective as of December 31, 2008 to enable the Company to record, process, summarize and report in a timely manner the information that the Company is required to disclose in submissions and filings with the SEC in accordance with the Exchange Act.

There have been no significant changes in our internal control over financial reporting, which we define to include our control environment, control procedures, and accounting systems, or any other factors that could materially affect or are reasonably likely to materially affect our internal control over financial reporting during the 2008 fourth quarter.

Management’s Report on Internal Control over Financial Reporting

The management of Vitran Corporation Inc. (“Vitran”) is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f).  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Vitran’s management team assessed the effectiveness of its internal control over financial reporting using the criteria established in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and based on that assessment concluded that internal control over financial reporting was effective as of December 31, 2008.

KPMG LLP, an independent public accounting firm registered with the PCAOB, has issued an attestation report on the effectiveness of Vitran’s internal control over financial reporting, as stated in their report which is included herein.

March 10, 2009	/s/ Richard E. Gaetz, President and Chief Executive Officer
/s/ Sean P. Washchuk, Vice President Finance and Chief Financial Officer

The Board of Directors and Shareholders
Vitran Corporation Inc.

We have audited Vitran Corporation Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Vitran Corporation Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Vitran Corporation Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Vitran Corporation Inc. as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2008, and our report dated March 10, 2009 expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph regarding the Company’s adoption of SFAS Statement 159 - “The Fair Value Option for Financial Assets and Financial Liabilities” and SFAS Statement 157, “Fair Value Measurements on January 1, 2008 and the adoption of FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement 109” on January 1, 2007.  Our audit also included the financial statement schedule listed in the Index under Part IV, Item 15(a)2.

/s/ KPMG LLP

Toronto, Canada
March 10, 2009

ITEM 9. b - OTHER INFORMATION

None.

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information for directors, Section 16(a) beneficial ownership reporting and other compliance as required by Item 407 of Regulation S-K, is reported in the Company’s definitive proxy statement filed pursuant to Regulation 14A and is incorporated herein by reference. The following table sets forth certain information concerning our executive officers:

Name	Age	Position	History

Richard E. Gaetz (Mississauga, Canada)	51	President and Chief Executive Officer
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

Sean P. Washchuk (Burlington, Canada)	36	Vice President Finance and Chief Financial Officer
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

ITEM 11 - EXECUTIVE COMPENSATION

The information required by Item 11 of Form 10-K appears in the Company’s definitive proxy statement for the 2009 Annual Meeting of its Shareholders, reference to which is hereby made, and the information therein is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 12 of Form 10-K appears in the Company’s proxy statement for the 2009 Annual  Meeting of its Shareholders, reference to which is hereby made, and the information therein is incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

KPMG LLP has served as the Company’s auditors since 1989.  For the fiscal years ended December 31, 2008 and 2007, fees billed by KPMG LLP to Vitran for services were:

	Year ended December 31,
	2008	2007

Audit and audit-related fees	$562,150	$591,500
Tax fees	Nil	Nil
All other fees	Nil	Nil
	$562,150	$591,500

All services provided by KPMG to Vitran for 2008 and 2007 were approved by the Audit Committee.  The Audit Committee pre-approves all non-audit services to be provided to the Company or its subsidiary entities by its independent auditors.  For further details regarding the Audit Committee approval process, please review the Audit Committee charter which is available free of charge on Vitran’s website at www.vitran.com.

For information regarding the members and other applicable information of the Audit Committee, please review the Company’s proxy statement for the 2009 Annual Meeting of its Shareholders, reference to which is hereby made, and the information therein is incorporated herein by reference.

PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

(a)             (1)    Financial Statements

Consolidated Balance Sheets as at December 31, 2008 and 2007 and the Consolidated Statements of Income, Shareholders’ Equity and Cash Flows for the years ended December 31, 2008, 2007, and 2006, are reported on by KPMG LLP, Chartered Accountants.  These statements are prepared in accordance with GAAP in the United States.

(2)	Financial Statements Schedule:

Schedule II - Valuation and Qualifying Accounts

Vitran Corporation Inc.
Three years ended December 31, 2008

Allowance for Doubtful Accounts
(in thousands of dollars) Description	Balance at beginning of year	Charges to costs and expenses	Deductions	Balance at end of year

Year ended December 31, 2006
Accounts receivable allowances for revenue adjustments and doubtful accounts	$1,275	$1,516	$(592)	$2,199
Year ended December 31, 2007
Accounts receivable allowances for revenue adjustments and doubtful accounts	$2,199	$879	$(588)	$2,490
Year ended December 31, 2008
Accounts receivable allowances for revenue adjustments and doubtful accounts	$2,490	$2,588	$(1,310)	$3,768

(3)	Exhibits Filed

The exhibits listed in the accompanying Exhibit Index are filed as part of this Annual Report on
Form 10-K.

(b)	Separate Financial Statements

None

Exhibit Index

Exhibit No.	Document
1.1*	Underwriting Agreement dated December 16, 1994 between the registrant and Midland Walwyn Capital Inc. and ScotiaMcLeod Inc.
1.2*	Special Warrant Indenture dated December 16, 1994 between the registrant and Montreal Trust Company for Canada, as trustee
1.3*	Escrow Agreement dated December 16, 1994 between the registrant and Messrs. Morris/Rose/Ledgett, Barristers and Solicitors, as trustee
1.4*	Subscription Agreements
1.5*	Stock Option Plan dated July 16, 1987
1.6*	Employee Stock Option Plan approved May 17, 1995
1.7*	Prospectus dated December 16, 2003
2.1*	Purchase and Sale Agreement dated November 2, 1994 between the registrant and Carl Cook and Daniel L. Cook
3.(i).1*	Articles of Incorporation effective April 29, 1981
3.(i).2*	Articles of Amendment effective May 27, 1987
3.(i).3*	Articles of Amendment effective July 16, 1987
3.(i).4*	Articles of Amendment effective February 5, 1991
3.(i).5*	Articles of Amendment effective April 22, 2004
3.(ii).1*	By-laws effective May 27, 1987
3.(ii).2*	By-law to authorize the directors to borrow and give security effective July 16, 1987
4.1*	Cancellation of Stock Voting Agreement dated February 1, 2003 between Richard D. McGraw, Albert Gnat and Anthony F. Griffiths
9.1*	Stock Voting Agreement dated July 15, 1987 between Richard D. McGraw, Albert Gnat and Anthony F. Griffiths
10.1*	Credit Agreement between the registrant, its subsidiaries and the Royal Bank, dated April 25, 1995
10.2*	Credit Agreement between the Overland Group and Bank One, dated February 4, 1994 (the “Overland Credit Agreement”)
10.3*	First Amendment to the Overland Credit Agreement, effective July 1, 1994
10.4*	Second Amendment to the Overland Credit Agreement, effective September 30, 1994
10.5*	Third Amendment to the Overland Credit Agreement, dated December 14, 1994
10.6*	Fourth Amendment to the Overland Credit Agreement, dated February 1, 1995
10.7*	Fifth Amendment to the Overland Credit Agreement, effective December 31, 1994
10.8*	Sixth Amendment to the Overland Credit Agreement, dated March 2, 1995
10.9*	Operating Credit Agreement between Trans Western Express Inc. and The Bank of Nova Scotia, dated July 25, 1995
10.9.1*	First Amending Agreement to Credit Agreement between Trans Western Express Inc. and The Bank of Nova Scotia, dated September 3, 1998
10.9.2*	Second Amending Agreement to Credit Agreement between Trans Western Express Inc. and The Bank of Nova Scotia, dated January 8, 1999
10.9.3*	Amended and Restated Credit Agreement between Vitran Corporation Inc. and Trans Western Express Inc. and The Bank of Nova Scotia, dated January 31, 2002
10.9.4*	Second Amended and Restated Credit Agreement between Vitran Corporation Inc. and Vitran Express Canada Inc. and The Bank of Nova Scotia and Laurentian Bank of Canada, dated May 1, 2006
10.9.5*
Third Amended and Restated Credit Agreement between Vitran Corporation Inc., Vitran Express Canada Inc., Vitran Corporation and The Bank of Nova Scotia, Laurentian Bank of Canada and JP Morgan Chase, dated September 20, 2006

10.9.6*
Credit Agreement between JPMorgan Chase Bank, N.A. as Agent and JPMorgan Chase Bank, N.A., JPMorgan  Chase Bank, N.A., Toronto Branch, those other financial institutions whose names appear on the signature pages hereto and the other persons from time to time party hereto as Lenders as Lenders and J.P. Morgan Securities Inc.. as Lead Arranger and Sole Bookrunner and Bank of America, N.A. and Bank of Montreal as Co-Syndication Agents and National Bank of Canada and Fifth Third Bank as Co-Documentation Agents And Vitran Corporation Inc., Vitran Express Canada Inc. and Vitran Corporation as Borrowers Dated as of July 31, 2007

10.9.7*
Amendment No.2 to Credit Agreement between JPMorgan Chase Bank N.A. and those banks whose names appear on the signature pages hereto and Vitran Corporation Inc., Vitran Express Canada Inc. and Vitran Corporation

10.9.8*
Amendment No.3 to Credit Agreement between JPMorgan Chase Bank N.A. and those banks whose names appear on the signature pages hereto and Vitran Corporation Inc., Vitran Express Canada Inc. and Vitran Corporation

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
10.9.9
Amendment No.4 to Credit Agreement between JPMorgan Chase Bank N.A. and those banks whose names appear on the signature pages hereto and Vitran Corporation Inc., Vitran Express Canada Inc. and Vitran Corporation

31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*  Previously filed

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Toronto, Province of Ontario, on the 10th day of March, 2009.

Vitran Corporation Inc.

By:	/s/ SEAN P. WASHCHUK

Sean P. Washchuk
Vice President Finance and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ RICHARD D. McGRAW	Chairman of the Board	March 10, 2009
Richard D. McGraw

/s/ RICHARD E. GAETZ	President and Chief Executive Officer, Director	March 10, 2009
Richard E. Gaetz

/s/ GEORGES L. HÉBERT	Director	March 10, 2009
Georges L. Hébert

/s/ WILLIAM S. DELUCE	Director	March 10, 2009
William S. Deluce

/s/ ANTHONY F. GRIFFITHS	Director	March 10, 2009
Anthony F. Griffiths

/s/ JOHN R. GOSSLING	Director	March 10, 2009
John R. Gossling

/s/ SEAN P. WASHCHUK	Vice President Finance and Chief Financial Officer	March 10, 2009
Sean P. Washchuk	(Principal Financial Officer)

/s/ FAYAZ D. SULEMAN	Corporate Controller	March 10, 2009
Fayaz D. Suleman	(Principal Accounting Officer)