Form 10-Q
period 2009-03-31
VITRAN CORP INC
filed 2009-04-30
CIK 946823

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes      ☒       No    ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes      ☐       No    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The number of shares of common shares outstanding at April 22, 2009 was 13,498,159.

TABLE OF CONTENT

Part I. Financial Information

Item 1: Financial Statements

VITRAN CORPORATION INC.

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(In thousands of United States dollars except for per share amounts)

	Three months Ended Mar. 31, 2009	Three months Ended Mar. 31, 2008

Revenue	$139,635	$177,507
Operating expenses:
Salaries, wages and other employee benefits	63,579	69,480
Purchased transportation	18,058	25,139
Depreciation and amortization	5,027	5,560
Maintenance	5,571	7,864
Rents and leases	6,489	6,549
Purchased labor and owner operators	17,187	20,303
Fuel and fuel-related expenses	13,436	27,202
Other operating expenses	13,571	13,483
Operating loss (gain)	(429)	1
Total operating expenses	142,489	175,581
Income (loss) from operations before undernoted	(2,854)	1,926
Interest expense, net	2,196	2,130
Loss from operations before income taxes	(5,050)	(204)
Income tax recovery	(2,694)	(1,338)
Net income (loss)	$(2,356)	$1,134
Income (loss) per share:
B Basic	$(0.17)	$0.08
Diluted	$(0.17)	$0.08

Weighted average number of shares:
Basic	13,498,159	13,465,357
Diluted	13,498,159	13,611,446

See accompanying notes to consolidated financial statements

VITRAN CORPORATION INC.

CONSOLIDATED BALANCE SHEETS

(In thousands of United States dollars)

	Mar. 31, 2009	Dec. 31, 2008
	(Unaudited)	(Audited)
Assets
Current assets:
Accounts receivable	$65,808	$65,741
Inventory, deposits and prepaid expenses	11,751	12,063
Income and other taxes recoverable	1,456	792
Deferred income taxes	1,935	1,877
	80,950	80,473
Property and equipment	147,686	152,602
Intangible assets	12,648	13,279
Goodwill	16,880	17,057
Deferred income taxes	32,631	30,181
	$290,795	$293,592
Liabilities and Shareholders’ Equity
Current liabilities:
Bank overdraft	$1,845	$3,912
Accounts payable and accrued liabilities	63,477	63,495
Current portion of long-term debt	17,464	16,925
	82,786	84,332
Long-term debt	95,543	93,477
Other	4,089	4,540

Shareholders’ equity:
Common shares, no par value, unlimited authorized,
13,498,159 issued and outstanding at
March 31, 2009 and December 31, 2008.	77,500	77,500
Additional paid-in capital	3,759	3,525
Retained earnings	30,897	33,253
Accumulated other comprehensive loss	(3,779)	(3,035)
	108,377	111,243
	$290,795	$293,592
Contingent liabilities (note 7)

See accompanying notes to consolidated financial statements.

VITRAN CORPORATION INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

(In thousands of United States dollars, except share amounts)

					Accumulated
			Additional		other	Total
	Common shares		Paid-in	Retained	comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	Loss	Equity
December 31, 2008	13,498,159	$77,500	$3,525	$33,253	$(3,035)	$111,243
Net loss	-	-	-	(2,356)	-	(2,356)
Other comprehensive loss	-	-	-	-	(744)	(744)
Share-based compensation	-	-	234	-	-	234
March 31, 2009	13,498,159	$77,500	$3,759	$30,897	$(3,779)	$108,377

					Accumulated
			Additional		other	Total
	Common shares		Paid-in	Retained	comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	income	Equity
December 31, 2007	13,448,159	$77,246	$2,436	$104,478	$6,184	$190,344
Shares issued upon exercise of employee stock options	35,000	178	-	-	-	178
Net income	-	-	-	1,134	-	1,134
Other comprehensive loss	-	-	-	-	(1,967)	(1,967)
Share-based compensation	-	-	277	-	-	277
March 31, 2008	13,483,159	$77,424	$2,713	$105,612	$4,217	$189,966

VITRAN CORPORATION INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands of United States dollars)

	Three months Ended Mar. 31, 2009	Three months Ended Mar. 31, 2008
Cash provided by (used in):
Operations:
Net income (loss)	$(2,356)	$1,134
Items not involving cash from operations
Depreciation and amortization expense	5,027	5,560
Deferred income taxes	(2,320)	(1,198)
Share-based compensation expense	234	277
Loss (gain) on sale of property and equipment	(429)	1
Change in non-cash working capital components	(246)	(1,113)
	(90)	4,661
Investments:
Purchase of property and equipment	(1,627)	(7,108)
Proceeds on sale of property and equipment	1,047	191
	(580)	(6,917)

Financing:
Change in revolving credit facility and bank overdraft	4,626	6,625
Repayment of long-term debt	(2,268)	(2,571)
Repayment of capital leases	(1,820)	(2,241)
Issue of common shares upon exercise of stock options	-	178
	538	1,991
Effect of translation adjustment on cash	132	265
Increase in cash and cash equivalents	-	-
Cash and cash equivalents, beginning of period	-	-
Cash and cash equivalents, end of period	$-	$-

Change in non-cash working capital components:
Accounts receivable	$(67)	$(7,671)
Inventory, deposits and prepaid expenses	312	(401)
Income and other taxes recoverable	(723)	1,131
Accounts payable and accrued liabilities	232	5,828
	$(246)	$(1,113)
See accompanying notes to consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(In thousands of United States dollars except for per share amounts)

1.  Accounting Policies

The interim consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles.  The interim consolidated financial statements do not contain all the disclosures required by United States generally accepted accounting principles.  The interim consolidated financial statements have been prepared in accordance with instructions to Quarterly Report on Form 10-Q.  The interim consolidated financial statements should be read in conjunction with 2008 Annual Report on Form 10-K.  The interim consolidated financial statements follow the same accounting principles and methods of application as the most recent annual consolidated financial statements, except as noted in Note 2.

These unaudited consolidated interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair presentation of the results of the interim period presented.  Operating results for the quarter ended March 31, 2009 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2009.

2. New Accounting Pronouncements

SFAS Statement 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133”, requires enhanced disclosures about the Company’s derivative and hedging activities.  The Company is required to provide enhanced disclosure about a) how and why an entity uses derivative instruments, b) how derivative instruments and related hedged items are accounted for under Statement 133 and c) how derivative instruments and related hedged items affect an entity’s financial position and cash flows.  SFAS Statement 161 was adopted January 1, 2009 as described in Note 8.

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

For reporting purposes, the Canadian operations are translated into United States dollars using the current rate method.  Under this method, all assets and liabilities are translated at the period-end rate of exchange and all revenue and expense items are translated at the average rate of exchange for the period.  The resulting translation adjustment is recorded as a separate component of shareholders’ equity.  United States dollar debt of $80.1 million is designated as a hedge of the investment in the United States dollar functional operations, such that related transaction gains and losses are recorded in the separate component of shareholders’ equity.

4.  Comprehensive income (loss)

The components of other comprehensive income (loss) (“OCI”) such as changes in foreign currency adjustments are required to be added to the Company’s reported net income to arrive at comprehensive net income (loss).  Other comprehensive income (loss) items have no impact on the reported net income as presented on the Consolidated Statements of Income.

The following are the components of other comprehensive income (loss), net of income taxes for the three months ended March 31, 2009 and 2008:

	Three months Ended Mar. 31, 2009	Three months Ended Mar. 31, 2008
Net income (loss)	$(2,356)	$1,134
Translation adjustment	(1,017)	(1,025)
Interest rate swaps	387	(1,449)
Tax effect	(114)	507
Other comprehensive income (loss)	$(744)	$(1,967)
Comprehensive net income (loss)	$(3,100)	$(833)

5.  Computation of Income (Loss) per Share

	Three months Ended Mar. 31, 2009	Three months Ended Mar. 31, 2008
Numerator:
Net income (loss)	$(2,356)	$1,134
Denominator:
Basic weighted-average shares outstanding	13,498,159	13,465,357
Dilutive stock options	-	146,089
Dilutive weighted-average shares outstanding	13,498,159	13,611,446

Basic income (loss) per share	$(0.17)	$0.08
Diluted income (loss) per share	$(0.17)	$0.08

Due to the net loss for the three months ended March 31, 2009, dilutive shares have no effect on the loss per share.  Diluted income per share excludes the effect of 658,900 anti-dilutive options for the three months ended March 31, 2008.

6.  Assets Held for Sale

The Company has certain assets that are classified as assets held for sale.  These assets are carried on the balance sheet at the lower of the carrying amount or estimated fair value, less cost to sell.  Once an asset is classified held for sale, there is no further depreciation taken on the asset.  At March 31, 2009, the net book value of assets held for sale was approximately $4.6 million.  This amount is included in property and equipment on the balance sheet.

7.  Contingent Liabilities

The Company is subject to legal proceedings that arise in the ordinary course of business.  In the opinion of management, the aggregate liability, if any, with respect to these actions, will not have a material adverse effect on the consolidated financial position, results of operations or cash flows.  Legal costs are expensed as incurred.

8.  Risk Management Activities and Fair Value Measurements

The Company is exposed to market risks, including the effect of changes in foreign currency exchange rates and interest rates, and uses derivatives to manage financial exposures that occur in the normal course of business.  The Company does not hold or issue derivatives for trading purposes.

Interest Rate Swaps

The Company is exposed to interest rate volatility with regard to existing variable rate debt.  The Company has entered into variable-to-fixed interest rate swaps on variable rate term debt and revolving debt to limit its exposure to changing interest rates and future cash flows for interest.  The interest rate swaps provide for the Company to pay an amount equal to a specified fixed rate of interest times a notional principal amount and to receive in return an amount equal to a variable rate of interest times the same notional amount.  The swaps are accounted for as cash flow hedges.  The effective portions of changes in fair value of the interest rate swaps are recorded in Accumulated Other Comprehensive Income and are recognized into earnings in the same period in which the hedged forecasted transaction affects earnings.  Ineffective portions of changes in fair value are recognized into earnings as they occur.  At March 31, 2009, the notional amount of the swaps was $62.6 million, with the average pay rate being 4.58% and the average receive rate being 1.22%.  The swaps mature at various dates up to December 31, 2011.

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

Assets and liabilities measured at fair value on a recurring basis include the following as of March 31, 2009:

	Fair Value Measurements Using			Liabilities
(in thousands)	Level 1	Level 2	Level 3	At Fair Value
Liabilities
Interest rate swaps	$-	$2,576	$-	$2,576
Total liabilities	$-	$2,576	$-	$2,576

The following table presents the fair value of derivative instruments at and for the three months ended March 31, 2009:

	Notional Amount	Fair Value	Balance Sheet Location	Gain (loss) in OCI Three months ended March 31, 2009

Interest rate swaps	$62,609	$2,576	Other liabilities	$387

9.  Segmented Information

	Three months Ended Mar. 31, 2009	Three months Ended Mar. 31, 2008
Revenue:
LTL	$115,364	$149,415
Logistics	16,262	19,760
Truckload	8,009	8,332
Corporate office and other	-	-
	$139,635	$177,507

	Three months Ended Mar. 31, 2009	Three months Ended Mar. 31, 2008
Operating income (loss):
LTL	$(2,684)	$2,137
Logistics	421	720
Truckload	192	379
Corporate office and other	(783)	(1,310)
	$(2,854)	$1,926

	Three months Ended Mar. 31, 2009	Three months Ended Mar. 31, 2008
Depreciation and amortization:
LTL	$4,375	$4,859
Logistics	390	419
Truckload	241	261
Corporate office and other	21	21
	$5,027	$5,560

10.  Comparative figures

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

The MD&A and the documents incorporated by reference herein contain forward-looking statements regarding, but not limited to, the following:

•	The Company’s belief it will generate sufficient taxable income to use deferred tax assets;

•	the Company’s ability to realize cost savings from re-engineering its linehaul and pick-up and delivery operations in the U.S. LTL business unit;

•	the Company’s ability to realize cost savings from wage and salary reductions;

•	the Company’s intention to maintain sales momentum and to achieve income from operations in the LTL segment;

•	the Company’s expectation to return its days sales outstanding measure to historical levels;

•
the Company’s intention to purchase a specified level of capital assets and to finance such acquisitions with cash flow from operations and, if necessary, from the Company’s revolving credit facilities;

•	the Company’s expectation to improve profitability from estimated market share gains in the LTL segment;

•	the Company’s intention to develop new accounts in the Logistics segment;

•	the Company’s expectation to continually adjust its strategy and tactics for the betterment of the Company, the employees and the shareholders.

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

CONSOLIDATED RESULTS

The following table summarizes the Consolidated Statements of Income (loss) for the three-month periods ended March 31:

For the three months ended March 31,
(in thousands)	2009	2008	2009 vs 2008

Revenue	$139,635	$177,507	(21.3%)
Salaries, wages and employee benefits	63,579	69,480	(8.5%)
Purchased transportation	18,058	25,139	(28.2%)
Depreciation and amortization	5,027	5,560	(9.6%)
Maintenance	5,571	7,864	(29.2%)
Rents and leases	6,489	6,549	(0.9%)
Purchased labor and owner operators	17,187	20,303	(15.3%)
Fuel and fuel related expenses	13,436	27,202	(50.6%)
Other operating expenses	13,571	13,483	0.7%
Operating loss (gain)	(429)	1	(430.0%)
Total Expenses	142,489	175,581
Income from operations	(2,854)	1,926	(248.2%)
Interest expense, net	2,196	2,130	3.1%
Income tax recovery	(2,694)	(1,338)	101.3%
Net income (loss)	$(2,356)	$1,134	(307.8%)

Income (loss) per share:
Basic	$(0.17)	$0.08
Diluted	$(0.17)	$0.08

Operating Ratio (1)	102.0%	98.9%

Revenue decreased 21.3% to $139.6 million for the first quarter of 2009 compared to $177.5 million in the first quarter of 2008.  Revenue in the LTL, Logistics and Truckload segments decreased 22.8%, 17.7% and 3.9%, respectively.   Revenue for the first quarter of 2009 was impacted by a weaker Canadian dollar and decline in fuel surcharge revenue accounting for approximately $22.0 million of the consolidated revenue decline.  Detailed explanations for the fluctuations in revenue are discussed below in “Segmented Results”.

Salaries, wages and employee benefits declined 8.5% for the first quarter of 2009 compared to the same period a year ago.  This is consistent with the decline in employee headcount at March 31, 2008 of 5,076 employees to 4,694 employees at March 31, 2009.

Purchased transportation declined 28.2% in the first quarter of 2009 compared to the first quarter of 2008 due to an emphasis on purchased transportation cost reductions in the U.S. LTL business resulting from the new integrated operating region.  Furthermore, the general decline in economic activity, as indicated by the decline in total LTL shipments of 12.7%, resulted in less purchased transportation expense throughout North America.

Depreciation and amortization reductions in the first quarter of 2009 compared to the first quarter of 2008 can be primarily attributed to the sale of rolling stock in the first quarter of 2009 and the fourth quarter of 2008.  The Company sold 258 units in the first quarter of 2009 and 108 units in the fourth quarter of 2008.  This resulted in gains on rolling stock dispositions of approximately $0.4 million in the first quarter of 2009.

Maintenance expense declined 29.2% to $5.6 million for the period ended March 31, 2009 compared to $7.9 million for the period ended March 31, 2008.  The decline in maintenance expense can be attributed to the aforementioned reductions in rolling stock as well as the closure of 13 operating facilities due to the completion of the LTL operations integration in the fourth quarter of 2008.

Rents and leases declined almost 1% in the first quarter of 2009 compared to the first quarter of 2008 due to increase in square footage under lease in the asset light Logistics segment offset by declines in facility lease costs in the U.S. LTL business unit.

Purchased labor and owner operator expenses, primarily driven by the Canadian LTL business unit, declined in the comparable first quarter of 2009 and 2008 due to a 13% drop in shipments and 5.2% drop in tonnage in the Canadian LTL business unit.  Furthermore, declines in retail supply chain revenues in the Logistics segment’s California operations resulted in an additional reduction of purchased labor.

Fuel and fuel-related expenses declined 50.6% due to the dramatic decline in diesel prices for the first quarter of 2009 compared to the first quarter of 2008.  The average price of diesel declined approximately 42.6% in the first quarter of 2009 compared to first quarter of 2008.  Furthermore, the Company’s fuel consumption declined, as indicated by an approximately 9.2% reduction in miles in the first quarter of 2009 compared to the first quarter of 2008.  The reduction in miles can be attributed to the completion of the U.S. LTL operation integration in the fourth quarter of 2008 and the reduction in shipments for the first quarter of 2009 compared to the same period a year ago.

The Company incurred interest expense of $2.2 million in the first quarter of 2009 compared to interest expense of $2.1 million for the same quarter a year ago.  The Company’s interest rate spread on its syndicated revolving and term debt was 200 bps greater than the first quarter of 2008; however, the underlying decline in average LIBOR borrowings on the syndicated debt partially offset the increase in spread resulting in a $0.1 million increase in interest expense.

Income tax recovery for the first quarter of 2009 was $2.7 million compared to a recovery of $1.3 million for the same quarter a year ago due to an increase in loss before income tax expense.  On a consolidated basis, the Company generated taxable losses in the United States, which have been recognized as deferred tax assets.  Management believes the Company will generate sufficient taxable income to use these losses in the future.

The Company incurred a net loss of $2.4 million for the 2009 first quarter compared to net income of $1.1 million for the same quarter in 2008.  This resulted in basic and diluted loss per share of $0.17 for the first quarter of 2009 compared to basic and diluted income per share from operations of $0.08 for the first quarter of 2008.  The weighted average number of shares for the current quarter was 13.5 million compared to 13.5 million basic and 13.6 million diluted shares in the first quarter of 2008.

SEGMENTED RESULTS

Less-Than-Truckload (LTL)

The table below provides summary information for the LTL segment for the three-month periods ended March 31:

For the three months ended March 31,
(in thousands)	2009	2008	2009 vs 2008

Revenue	$115,364	$149,415	(22.8%)
Income from operations (loss)	(2,684)	2,137	(225.6%)
Operating ratio	102.3%	98.6%

Number of shipments (2)	853,668	977,811	(12.7%)
Weight (000s of lbs) (3)	1,276,668	1,490,474	(14.3%)
Revenue per shipment (4)	$135.14	$152.81	(11.6%)
Revenue per hundredweight (5)	$9.04	$10.02	(9.8%)

Revenue in the LTL segment decreased 22.8% to $115.4 million in the first quarter of 2009 compared to $149.4 million in the same period a year ago.  The decrease in revenue was significantly influenced by fuel surcharge which represented 9.2% of revenue in the first quarter of 2009 compared to 15.8% of revenue in the first quarter of 2008.  Revenue, net of fuel surcharge was impacted by the weak economic environment in North America in the first quarter of 2009 as indicated by the decline in shipments and tonnage of 12.7% and 14.3% respectively compared to the first quarter of 2008.  Although the economic environment continued to be challenging, shipments per day in the U.S. LTL business unit increased monthly from December 31, 2008 to March 31, 2009, 3.0%, 2.0% and 4.0% sequentially.  This can be attributed to the new integrated operating footprint in the United States, allowing the business unit to expand its service offering across longer lanes and achieve market share growth.  This was confirmed by the 10.0% increase in length of haul(7) from July 31, 2008 to March 31, 2009.

The LTL segments labour force at March 31, 2009 was reduced by 13.3% from the third quarter of 2008.  Furthermore, maintenance costs were reduced compared to the prior year first quarter and the U.S. LTL integrated operating model was finalized in the fourth quarter of 2008.  Nevertheless, the segment could not abate the aforementioned downturn in revenue in the first quarter 2009, however, and most importantly the LTL segment reported an operating ratio of 99.5% in the month of March 2009.  The LTL segment has taken further intiatives in early April 2009 re-engineering its linehaul and pick-up and delivery operations to reduce claims expenses, reduce dock handling costs and linehaul expenses.  Lastly on April 13, 2009, the Company announced a 5% reduction in wages and salaries for all employees.  Management believes these intiatives, with the new integrated U.S. LTL operating model and the current sales momentum, will result in income from operations in the quarters ahead.

Logistics

The table below provides summary information for the Logistics segment for the three-month periods ended March 31:

For the three months ended March 31,
(in thousands)	2009	2008	2009 vs 2008
Revenue	$16,262	$19,760	(17.7%)
Income from operations	421	720	(41.5%)
Operating ratio	97.4%	96.4%

Revenue and income from operations for the Logistics segment decreased by 17.7% and 41.5%, respectively for the first quarter of 2009 compared to the same period in 2008.  The decreases are primarily attributable to a significant slowdown in retail activity levels in the current North American economy.  Effective March 1, 2009 the segment commenced a new 240,000 square foot dedicated distribution facility in California which had a positive impact on the results for the current quarter.

 Truckload

The table below provides summary information for the Truckload segment for the three-month periods ended March 31:

For the three months ended March 31,
(in thousands)	2009	2008	2009 vs 2008
Revenue	$8,009	$8,332	(3.9%)
Income from operations	192	379	(49.3%)
Operating ratio	97.6%	95.5%

Revenue in the Truckload segment of $8.0 million for the first quarter of 2009 was 3.9% less than the first quarter of 2008.  Revenue per mile(6) and total shipments decreased 2.5% and 3.4%, respectively compared to the 2008 first quarter.  As a result, income from operations decreased $0.2 million and the Truckload segment posted an operating ratio of 97.6% in the first quarter of 2009 compared to 95.5% for the first quarter of 2008.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow from operations for the first quarter of 2009 consumed $0.1 million compared to the first quarter of 2008 that generated $4.7 million.  The decline is attributable to a decrease in profitability, as described in the Consolidated and Segmented Results sections of the MD&A and an increase in non-cash deferred tax assets attributable to the accumulation of loss carry forwards.  Accounts receivable at March 31, 2009 was flat compared to December 31, 2008, due to a decline in 2009 first quarter revenue and increase in days sales outstanding (“DSO”) compared to the 2008 first quarter.  Due to the challenging economic environment, customers have slowed their payment cycle and at March 31, 2009, the Company’s DSO was 45.7 days compared to 39.8 days at March 31, 2008.

Albeit the Company’s DSO had risen over the second half of 2008 through to March 31, 2009, it is consistent with change in the economic environment over that time period.  It is management’s intention to return DSO to historical levels of approximately 40 days.  The increase in DSO should not have a material impact on the financial position or liquidity of the Company.

Within the syndicated credit facilities at March 31, 2009, interest-bearing debt was $97.2 million consisting of $46.0 million of term debt and $51.2 million drawn under the revolving credit facility.  In addition, the Company had $1.6 million of additional term debt and $14.2 million of capital leases for a total of $113.0 million of interest-bearing debt outstanding at March 31, 2009.  At March 31, 2008, interest-bearing debt was $126.6 million consisting of $56.7 million of term debt, capital leases of $20.6 million, $48.4 million drawn under the revolving credit facility and a note payable of $0.9 million.

During the first quarter of 2009, the Company repaid $2.3 million of term debt and $1.8 million of capital leases and borrowed $4.6 million on the revolving credit facility.  At March 31, 2009, the Company had $23.2 million of unused credit facilities, net of outstanding letters of credit.

The Company generated $1.0 million in proceeds and gains on sale of $0.4 million on the divestiture of surplus equipment and a facility in Louisville, Kentucky.  Capital expenditures amounted to $1.6 million for the 2009 first quarter and were primarily funded out of proceeds from sale and operating cash flows. The capital expenditures in 2009 first quarter were for land in Winnipeg, rolling stock and information technology expenditures.  In the first quarter of 2008 the majority of capital expenditures were for the purchase of facilities in Kansas City, Kansas; Las Vegas, Nevada; and construction costs of the new LTL service center in Toronto, Ontario.  The table below sets forth the Company’s capital expenditures for the three-month periods ended March 31, 2009 and 2008.

For the three months ended March 31,
(in thousands of dollars)	2009	2008
Real estate and buildings	$704	$6,376
Tractors	516	47
Trailing fleet	14	209
Information technology	255	228
Leasehold improvements	4	72
Other equipment	134	176
Total	$1,627	$7,108

Management estimates that cash capital expenditures, excluding real estate additions for the remainder of 2009, will be between $6.0 million and $10.0 million.   The Company may potentially enter into operating leases to fund the acquisition of specific equipment should the business levels exceed the current equipment capacity of the Company.  The Company expects to finance its capital requirements with cash flow from operations, new capital or operating leases and, if required, its $23.2 million of unused credit facilities.

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

The following table summarizes our significant contractual obligations and commercial commitments as of March 31, 2009:

(in thousands of dollars)		Payments due by period
Contractual Obligations	Total	2009	2010 & 2011	2012 & 2013	Thereafter

Term credit facilities	$47,609	$8,805	$28,804	$10,000	$ Nil
Revolving credit facilities	51,243	Nil	Nil	51,243	Nil
Capital lease obligations	14,155	4,033	7,873	2,249	Nil
Estimated interest payments (1)	17,930	5,707	10,603	1,620	Nil
Sub-total	130,937	18,545	47,280	65,112	Nil
Operating leases	65,735	15,820	26,646	15,183	8,086
Total Contractual Obligations	$196,672	$34,365	$73,926	$80,295	$8,086

(1)
The Company has estimated its interest obligation on its fixed and variable rate obligations.  For fixed rate debt where variable-to-fixed interest rate swaps are in place, the fixed interest rate was used to determine the interest obligation until the interest rate swaps mature.  For other fixed rate debt, the fixed rate was used to determine the interest rate obligation.  For variable rate debt the variable rate in place at March 31, 2009 was used to determine the total interest obligation.

In addition to the above-noted contractual obligations, the Company, as at March 31, 2009, utilized the revolving credit facilities for standby letters of credit of $21.0 million.  The letters of credit are used as collateral for self-insured retention of insurance claims.

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

OUTLOOK

The first quarter of 2009 was a difficult quarter for Vitran financially as the Company incurred its second consecutive quarter of net losses and second quarterly net loss in 37 quarters.  Notwithstanding these financial challenges, the Company saw its new integrated operating footprint take hold as the LTL segment secured approximately $32 million of annual revenue commitments.  The Logistics segment secured a new dedicated distribution contract in California and continues to work its sales pipeline.  The Company took further steps in April reducing wages 5% across all employee groups and further streamlined its LTL operating model.  Management believes these intiatives and the current sales momentum in its LTL and Logistic segments will result in a return to profitability.

On a consolidated basis, the Company is now in position to reap the benefits of an improvement in the economic environment should it materialize; however, should the environment worsen, management will continually adjust its strategy and tactics for the betterment of the Company, the employees and most importantly, the shareholders.

QUARTERLY RESULTS

(thousands of dollars except per share amounts)	2009 Q1	2008 Q4	2008 Q3	2008 Q2	2008 Q1	2007 Q4	2007 Q3	2007 Q2
Revenue	$139,635	$154,235	$198,605	$195,990	$177,507	$174,310	$171,927	$170,144
Income from operations	(2,854)	(111,287)	3,981	8,048	1,926	2,750	5,569	9,073
Net Income	(2,356)	(79,002)	2,066	4,577	1,134	1,669	3,121	5,533
Income per share:
Basic	$(0.17)	$(5.85)	$0.15	$0.34	$0.08	$0.12	$0.23	$0.41
Diluted	(0.17)	(5.85)	0.15	0.34	0.08	0.12	0.23	0.41
Weighted average number of shares:
Basic	13,498,159	13,498,159	13,493,757	13,483,159	13,465,357	13,457,619	13,475,685	13,463,374
Diluted	13,498,159	13,498,159	13,647,774	13,630,974	13,611,446	13,621,272	13,668,819	13,661,467

Definitions of non-GAAP measures:

(1)
Operating ratio (“OR”) is a non-GAAP financial measure which does not have any standardized meaning prescribed by GAAP. OR is the sum of total operating expenses, divided by revenue. OR allows management to measure the Company and its various segments’ operating efficiency.  OR is a widely recognized measure in the transportation industry which provides a comparable benchmark for evaluating the Company’s performance compared to its competitors. Investors should also note that the Company’s presentation of OR may not be comparable to similarly titled measures by other companies. OR is calculated as follows:

Three months ended March 31,	2009	2008
Total Operating expenses	$142,489	$175,581
Revenue	$139,635	$177,507
Operating ratio (“OR”)	102.0%	98.9%

(2)	A shipment is a single movement of goods from a point of origin to its final destination as described on a bill of lading document.

(3)	Weight represents the total pounds shipped.

(4)	Revenue per shipment represents revenue divided by the number of shipments.

(5)
Revenue per hundredweight is the price obtained for transporting 100 pounds of LTL freight from point to point, calculated by dividing the revenue for an LTL shipment by the hundredweight (weight in pounds divided by 100) for a shipment.

(6)	Revenue per total mile represents revenue divided by the total miles driven.

(7)
The Company began to measure length of haul in July 2008, but believes the July length of haul is indicative of the 2008 first quarter for comparative purposes.  Length of haul is the sum of total miles derived between the zip code origin and zip code destination of shipments divided by the number of shipments.

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

(in thousands of dollars)		Payments due by period

Long-term debt	Total	2009	2010 & 2011	2012 & 2013	Thereafter

Variable Rate
Term bank facility	$46,000	$8,000	$28,000	$10,000	$Nil
Average interest rate (LIBOR)	4.52%	4.52%	4.52%	4.52%

Term bank facility	$1,609	$805	$804	$Nil	$Nil
Average interest rate (LIBOR)	2.27%	2.27%	2.27%

Revolving bank facility	50,500	Nil	Nil	50,500	Nil
Average interest rate (LIBOR)	4.52%			4.52%	Nil

Revolving bank facility	743	Nil	Nil	743	Nil
Average interest rate (CAD Prime)	6.5%			6.5%

Fixed Rate
Capital lease obligations	14,155	4,033	7,873	2,249	Nil
Average interest rate	6.15%	6.15%	6.15%	6.15%

Total	$113,007	$12,838	$36,677	$63,492	$Nil

The Company uses variable-to-fixed interest rate swaps on its term and revolving credit facilities with a notional amount of $62.6 million at March 31, 2009.  The average pay rate on the swaps is 4.58% and the average receive rate is the three-month LIBOR rate, which is currently 1.22%.  To value the interest rate swaps, a discounted cash flow model is utilized. Primary inputs into the model that will cause the fair value to fluctuate period-to-period include the fixed interest rates, the future interest rates, credit risk and the remaining time to maturity of the interest rate swaps.  Management’s intention is to hold the interest rate swaps to maturity.

The Company is exposed to foreign currency risk as fluctuations in the United States dollar against the Canadian dollar can impact the financial results of the Company.  The Company’s Canadian operations realize foreign currency exchange gains and losses on the United States dollar denominated revenue generated against Canadian dollar denominated expenses.  Furthermore, the Company reports its results in United States dollars thereby exposing the results of the Company’s Canadian operations to foreign currency fluctuations.  In addition, the Company’s United States dollar debt of $80.1 million is designated as a hedge of the investment in the United States’ self-sustaining foreign operations.

Item 4. Controls and Procedures

a)
As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of Company management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design, implementation and operation of its “disclosure controls and procedures”, as such term is defined in Rule 13a-15(e) of the Exchange Act.  Based on this evaluation, the Company’s CEO and CFO have concluded that the Company’s “disclosure controls and procedures” are effective as of March 31, 2009 to enable the Company to record, process, summarize and report in a timely manner the information that the Company is required to disclose in submissions and filings with the SEC in accordance with the Exchange Act.

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

Item 1A.  Risk Factors

See Part 1A of the Company’s 2008 Annual Report on Form 10-K.

Item 2.  Unregistered Sale of Equity and Use of Proceeds     - -     None

Item 3.  Defaults Upon Senior Securities      - -     None

Item 4.  Submission of Matters to a Vote of Security Holders

a)	On April 22, 2009 the Company held an Annual Meeting of Shareholders.

b)	The following directors were elected with the indicated number of votes set forth below:

Nominee	For	Withheld
Richard D. McGraw	7,933,935	1,952,761
Richard E. Gaetz	9,813,777	73,519
Anthony F. Griffiths	8,754,150	1,133,146
John R. Gossling	9,655,372	231,924
Georges L. Hébert	9,655,372	231,924
William S. Deluce	9,634,953	252,343

c)	The proposal for the ratification of the appointment of KPMG LLP as Independent Auditors for 2009 was voted on and approved at the meeting by the following vote:
For: 9,872,873 Withheld: 14,421

Item 5. Other Information        - -        None

Item 6. Exhibits and Reports on Form 8-K

Exhibits

Exhibit Number	Description of Exhibit

31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 22, 2009.
32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated April 22, 2009.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VITRAN CORPORATION INC.

	By:	/s/SEAN P. WASHCHUK
Date: April 22, 2009		Sean P. Washchuk
Vice President of Finance and Chief Financial Officer (Principle Financial Officer)

	By:	/s/FAYAZ D. SULEMAN
Date: April 22, 2009		Fayaz D. Suleman
Corporate Controller (Principle Accounting Officer)