Form 10-Q
period 2009-06-30
VITRAN CORP INC
filed 2009-07-24
CIK 946823

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 30, 2009

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

The number of shares of common shares outstanding at July 22, 2009 was 13,498,159.

Part I. Financial Information

Item 1: Financial Statements

VITRAN CORPORATION INC.

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(In thousands of United States dollars except for per share amounts)

	Three months Ended June 30, 2009	Three months Ended June 30, 2008	Six months Ended June 30, 2009	Six months Ended June 30, 2008

Revenue	$158,682	$195,990	$298,317	$373,497

Operating expenses:
Salaries, wages and other employee benefits	65,815	72,648	129,394	142,128
Purchased transportation	22,223	26,126	40,281	51,265
Depreciation and amortization	4,947	5,205	9,974	10,765
Maintenance	7,791	8,171	13,362	16,035
Rents and leases	6,650	6,655	13,139	13,204
Purchased labor and owner operators	19,373	21,727	36,560	42,030
Fuel and fuel-related expenses	15,651	32,860	29,087	60,062
Other operating expenses	14,203	14,684	27,774	28,167
Operating loss (gain)	(8)	(134)	(437)	(133)
Total operating expenses	156,645	187,942	299,134	363,523

Income (loss) from operations before undernoted	2,037	8,048	(817)	9,974

Interest expense, net	2,514	2,122	4,710	4,252

Income (loss) from operations before income taxes	(477)	5,926	(5,527)	5,722

Income tax expense (recovery)	(917)	1,349	(3,611)	11

Net income (loss)	$440	$4,577	$(1,916)	$5,711
Income (loss) per share:
Basic	$0.03	$0.34	$(0.14)	$0.42
Diluted	$0.03	$0.34	$(0.14)	$0.42

Weighted average number of shares:
Basic	13,498,159	13,483,159	13,498,159	13,474,258
Diluted	13,592,162	13,630,974	13,498,159	13,621,759

See accompanying notes to consolidated financial statements

VITRAN CORPORATION INC.

CONSOLIDATED BALANCE SHEETS

(In thousands of United States dollars)

	June 30, 2009	Dec. 31, 2008
	(Unaudited)	(Audited)

Assets
Current assets:
Accounts receivable	$72,230	$65,741
Inventory, deposits and prepaid expenses	12,881	12,063
Income and other taxes recoverable	1,992	792
Deferred income taxes	2,175	1,877
	89,278	80,473
Property and equipment	148,729	152,602
Intangible assets	12,017	13,279
Goodwill	17,302	17,057
Deferred income taxes	32,365	30,181
	$299,691	$293,592
Liabilities and Shareholders’ Equity
Current liabilities:
Bank overdraft	$4,798	$3,912
Accounts payable and accrued liabilities	64,626	63,495
Current portion of long-term debt	18,075	16,925
	87,499	84,332
Long-term debt	96,838	93,477
Other	3,732	4,540

Shareholders’ equity:
Common shares, no par value, unlimited authorized, 13,498,159 issued and outstanding at June 30, 2009 and December 31, 2008.	77,500	77,500
Additional paid-in capital	3,965	3,525
Retained earnings	31,337	33,253
Accumulated other comprehensive loss	(1,180)	(3,035)
	111,622	111,243
	$299,691	$293,592
Contingent liabilities (note 7)

See accompanying notes to consolidated financial statements.

VITRAN CORPORATION INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

(In thousands of United States dollars, except share amounts)

					Accumulated
			Additional		other	Total
	Common shares		Paid-in	Retained	comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	Loss	Equity

December 31, 2008	13,498,159	$77,500	$3,525	$33,253	$(3,035)	$111,243
Net loss	-	-	-	(1,916)	-	(1,916)
Other comprehensive income	-	-	-	-	1,855	1,855
Share-based compensation	-	-	440	-	-	440
June 30, 2009	13,498,159	$77,500	$3,965	$31,337	$(1,180)	$111,622

					Accumulated
			Additional		other	Total
	Common shares		Paid-in	Retained	comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	income	Equity

December 31, 2007	13,448,159	$77,246	$2,436	$104,478	$6,184	$190,344
Shares issued upon exercise of employee stock options	35,000	178	-	-	-	178
Net income	-	-	-	5,711	-	5,711
Other comprehensive loss	-	-	-	-	(1,260)	(1,260)
Share-based compensation	-	-	569	-	-	569
June 30, 2008	13,483,159	$77,424	$3,005	$110,189	$4,924	$195,542

VITRAN CORPORATION INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands of United States dollars)

	Three months Ended June 30, 2009	Three months Ended June 30, 2008	Six months Ended June 30, 2009	Six months Ended June 30, 2008

Cash provided by (used in):
Operations:
Net income (loss)	$440	$4,577	$(1,916)	$5,711
Items not involving cash from operations
Depreciation and amortization expense	4,947	5,205	9,974	10,765
Deferred income taxes	(966)	1,302	(3,286)	104
Share-based compensation expense	206	292	440	569
Loss (gain) on sale of property and equipment	(8)	(134)	(437)	(133)
Change in non-cash working capital components	(6,817)	(9,419)	(7,313)	(10,532)
	(2,198)	1,823	(2,538)	6,484
Investments:
Purchase of property and equipment	(1,822)	(2,040)	(3,449)	(9,148)
Proceeds on sale of property and equipment	98	261	1,145	452
	(1,724)	(1,779)	(2,304)	(8,696)

Financing:
Change in revolving credit facility and bank overdraft	8,453	4,703	13,079	11,328
Repayment of long-term debt	(2,268)	(2,575)	(4,536)	(5,146)
Repayment of capital leases	(1,392)	(2,001)	(3,212)	(4,242))
Issue of common shares upon exercise of stock options	-	-	-	178
	4,793	127	5,331	2,118
Effect of translation adjustment on cash	(871)	(171)	(489)	94
Increase in cash and cash equivalents	-	-	-	-
Cash and cash equivalents, beginning of period	-	-	-	-
Cash and cash equivalents, end of period	$-	$-	$-	$-

Change in non-cash working capital components:
Accounts receivable	$(6,422)	$(11,905)	$(6,489)	$(19,576)
Inventory, deposits and prepaid expenses	(1,130)	(512)	(818)	(913)
Income and other taxes recoverable	(414)	(163)	(1,137)	968
Accounts payable and accrued liabilities	1,149	3,161	1,131	8,989
	$(6,817)	$(9,419)	$(7,313)	$(10,532)
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

These unaudited consolidated interim financial statements reflect all adjustments which are, in the opinion of Management, necessary to a fair presentation of the results of the interim period presented.  Operating results for the quarter and six-months ended June 30, 2009 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2009.

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

SFAS Statement 165, “Subsequent Events”, establishes general standards for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued.  In particular, this Statement sets forth:  a)  the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements,  b)  the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and c)  the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  SFAS Statement 165 was adopted June 30, 2009 as described in Note 10.

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

For reporting purposes, the Canadian operations are translated into United States dollars using the current rate method.  Under this method, all assets and liabilities are translated at the period-end rate of exchange and all revenue and expense items are translated at the average rate of exchange for the period.  The resulting translation adjustment is recorded as a separate component of shareholders’ equity.  United States dollar debt of $87.1 million is designated as a hedge of the investment in the United States dollar functional operations, such that related transaction gains and losses are recorded in the separate component of shareholders’ equity.

4.     Comprehensive income (loss)

The components of other comprehensive income (loss) (“OCI”) such as changes in foreign currency adjustments are required to be added to the Company’s reported net income to arrive at comprehensive net income (loss).  Other comprehensive income (loss) items have no impact on the reported net income as presented on the Consolidated Statements of Income.

The following are the components of other comprehensive income (loss), net of income taxes for the three months and six months ended June 30, 2009 and 2008:

	Three months Ended June 30, 2009	Three months Ended June 30, 2008	Six months Ended June 30, 2009	Six months Ended June 30, 2008

Net income (loss)	$440	$4,577	$(1,916)	$5,711
Translation adjustment	2,240	(264)	1,223	(1,289)
Interest rate swaps	500	1,452	887	55
Tax effect	(141)	(481)	(255)	(26)
Other comprehensive income (loss)	$2,599	$707	$1,855	$(1,260)
Comprehensive net income (loss)	$3,039	$5,284	$(61)	$4,451

5.     Computation of Income (Loss) per Share

	Three months Ended June 30, 2009	Three months Ended June 30, 2008	Six months Ended June 30, 2009	Six months Ended June 30, 2008

Numerator:
Net income (loss)	$440	$4,577	$(1,916)	$5,711
Denominator:
Basic weighted-average shares outstanding	13,498,159	13,483,159	13,498,159	13,474,258
Dilutive stock options	94,003	147,815	-	147,501
Dilutive weighted-average shares outstanding	13,592,162	13,630,974	13,498,159	13,621,759

Basic income (loss) per share	$0.03	$0.34	$(0.14)	$0.42
Diluted income (loss) per share	$0.03	$0.34	$(0.14)	$0.42

Due to the net loss for the six months ended June 30, 2009, dilutive shares have no effect on the loss per share.  For the three months ended June 30, 2009 diluted income per share excludes the effect of 635,900 (three and six months ended June 30, 2008- 658,900) anti-dilutive options.

6.     Assets Held for Sale

The Company has certain assets that are classified as assets held for sale.  These assets are carried on the balance sheet at the lower of the carrying amount or estimated fair value, less cost to sell.  Once an asset is classified held for sale, there is no further depreciation taken on the asset.  At June 30, 2009, the net book value of assets held for sale was approximately $5.4 million.  This amount is included in property and equipment on the balance sheet.

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

Interest Rate Swaps

The Company is exposed to interest rate volatility with regard to existing variable rate debt.  The Company has entered into variable-to-fixed interest rate swaps on variable rate term debt and revolving debt to limit its exposure to changing interest rates and future cash flows for interest.  The interest rate swaps provide for the Company to pay an amount equal to a specified fixed rate of interest times a notional principal amount and to receive in return an amount equal to a variable rate of interest times the same notional amount.  The swaps are accounted for as cash flow hedges.  The effective portions of changes in fair value of the interest rate swaps are recorded in Accumulated Other Comprehensive Income and are recognized into earnings in the same period in which the hedged forecasted transaction affects earnings.  Ineffective portions of changes in fair value are recognized into earnings as they occur.  At June 30, 2009, the notional amount of the swaps was $60.3 million, with the average pay rate being 4.57% and the average receive rate being 0.65%.  The swaps mature at various dates up to December 31, 2011.

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

Assets and liabilities measured at fair value on a recurring basis include the following as of June 30, 2009:

	Fair Value Measurements Using			Liabilities
(in thousands)	Level 1	Level 2	Level 3	At Fair Value

Liabilities
Interest rate swaps	$-	$2,090	$-	$2,090
Total liabilities	$-	$2,090	$-	$2,090

The following table presents the fair value of derivative instruments for the three months and six months ended June 30, 2009:

	Notional Amount	Fair Value	Balance Sheet Location	Gain in OCI Three months ended June 30, 2009	Gain in OCI Six months ended June 30, 2009

Interest rate swaps	$60,341	$2,090	Other liabilities	$500	$887

9.	Segmented Information

	Three months Ended June 30, 2009	Three months Ended June 30, 2008	Six months Ended June 30, 2009	Six months Ended June 30, 2008

Revenue:
LTL	$131,667	$168,161	$247,030	$317,576
Logistics	18,569	19,314	34,831	39,074
Truckload	8,446	8,515	16,456	16,847
Corporate office and other	-	-	-	-
	$158,682	$195,990	$298,317	$373,497

	Three months Ended June 30, 2009	Three months Ended June 30, 2008	Six months Ended June 30, 2009	Six months Ended June 30, 2008

Operating income (loss):
LTL	$1,157	$8,541	$(1,527)	$10,678
Logistics	1,433	831	1,854	1,551
Truckload	256	321	448	700
Corporate office and other	(809)	(1,645)	(1,592)	(2,955)
	$2,037	$8,048	$(817)	$9,974

	Three months Ended June 30, 2009	Three months Ended June 30, 2008	Six months Ended June 30, 2009	Six months Ended June 30, 2008

Depreciation and amortization:
LTL	$4,295	$4,500	$8,669	$9,359
Logistics	396	434	787	853
Truckload	232	249	473	510
Corporate office and other	24	22	45	43
	$4,947	$5,205	$9,974	$10,765

10.  Subsequent events

The Company has completed an evaluation of all subsequent events through July 24, 2009, which is the issuance date of these consolidated financial statements and concluded no subsequent events occurred that required recognition or disclosure.

11.  Comparative figures

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

•	the Company’s expectation to improve profitability from estimated market share gains in the LTL segment;
•	the Company’s ability to meet future debt covenants and develop successful financing alternatives;
•	the Company’s ability to generate future operating cash flows from profitability and managing working capital;
•	the Company’s intention to develop new accounts in the Logistics segment;
•	the Company’s ability to benefit from an improvement in the economic environment;
•	the Company’s expectation to continually adjust its strategy and tactics for the betterment of the Company, the employees and the shareholders.

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

CONSOLIDATED RESULTS

The following table summarizes the Consolidated Statements of Income (loss) for the three- and six-month periods ended June 30:

For the three months ended June 30,				For the six months ended June 30,
(in thousands)	2009	2008	2009 vs 2008	2009	2008	2009 vs 2008

Revenue	$158,682	$195,990	(19.0%)	$298,317	$373,497	(20.1%)

Salaries, wages and employee benefits	65,815	72,648	(9.4%)	129,394	142,128	(9.0%)
Purchased transportation	22,223	26,126	(14.9%)	40,281	51,265	(21.4%)
Depreciation and amortization	4,947	5,205	(5.0%)	9,974	10,765	(7.3%)
Maintenance	7,791	8,171	(4.7%)	13,362	16,035	(16.7%)
Rents and leases	6,650	6,655	(0.1%)	13,139	13,204	(0.5%)
Purchased labor and owner operators	19,373	21,727	(10.8%)	36,560	42,030	(13.0%)
Fuel and fuel related expenses	15,651	32,860	(52.4%)	29,087	60,062	(51.6%)
Other operating expenses	14,203	14,684	(3.3%)	27,774	28,167	(1.4%)
Operating loss (gain)	(8)	(134)	(94.0%)	(437)	(133)	228.6%
Total Expenses	$156,645	$187,942	(16.7%)	$299,134	$363,523	(17.7%)
Income from operations	2,037	8,048	(74.7%)	(817)	9,974	(108.2%)
Interest expense, net	2,514	2,122	18.5%	4,710	4,252	10.8%
Income tax recovery	(917)	1,349	(168.0%)	(3,611)	11	n/a
Net income (loss)	$440	$4,577	(90.4%)	$(1,916)	$5,711	(133.5%)

Income (loss) per share:
Basic	$0.03	$0.34		$(0.14)	$0.42
Diluted	$0.03	$0.34		$(0.14)	$0.42

Operating Ratio (1)	98.7%	95.9%		100.3%	97.3%

Revenue decreased 19.0% to $158.7 million for the second quarter of 2009 compared to $196.0 million in the second quarter of 2008.  Revenue in the LTL, Logistics, and Truckload segments decreased 21.7%, 3.9% and 0.8%, respectively.   Revenue for the second quarter of 2009 was impacted by a weaker Canadian dollar and decline in fuel surcharge revenue, accounting for approximately $26.4 million of the consolidated revenue decline.  For the six months ended June 30, 2009, revenue decreased 20.1% to $298.3 million compared to $373.5 million for the same six-month period in 2008.  Consolidated revenue for the comparable six-month periods were also impacted by a weaker Canadian dollar and decline in fuel surcharge revenue accounting for approximately $48.4 million of the total revenue decline.  Detailed explanations for the fluctuations in revenue are discussed below in “Segmented Results”.

Salaries, wages and employee benefits declined 9.4% for the second quarter of 2009 compared to the same period a year ago.  This is consistent with the decline in employee headcount at June 30, 2008 of 5,243 employees compared to 4,887 employees at June 30, 2009.  The majority of the headcount reductions took place in the fourth quarter of 2008; therefore salaries, wages and employee benefits declined 9.0% for the six-month period of 2009 compared to the same period a year ago.

Purchased transportation declined 14.9% in the second quarter of 2009 compared to the second quarter of 2008 due to an emphasis on purchased transportation cost reductions in the U.S. LTL business resulting from the new integrated operating region.  Furthermore, the general decline in economic activity, as indicated by the decline in total LTL shipments of 7.9% for the second quarter and 10.2% for the six-month period, resulted in 14.9% and 21.4% less purchased transportation expense throughout the Company in the comparable three-month and six-month periods, respectively.

Depreciation and amortization expense declined for the three- and six-month periods of 2009 compared to the same periods in 2008, and is primarily attributable to the sale of rolling stock in the first quarter of 2009 and the fourth quarter of 2008.  The Company sold 258 units in the first quarter of 2009 and 108 units in the fourth quarter of 2008.  This resulted in gains on rolling stock dispositions of approximately $0.4 million in the 2009 six-month period.

Maintenance expense declined 4.7% to $7.8 million for the three-month period ended June 30, 2009 compared to $8.2 million for the three-month period ended June 30, 2008.  The decline in maintenance expense can be attributed to the aforementioned reductions in rolling stock as well as the closure of 13 operating facilities due to the completion of the U.S. LTL operations integration in the fourth quarter of 2008.  Furthermore, in April of 2009 the U.S. LTL business unit re-engineered its linehaul model and closed another 11 in market terminals contributing to further maintenance cost reductions.

Rents and leases expense were flat for the comparable second quarters and six-month periods in 2008 and 2009 due to increase in square footage under lease in the asset light Logistics segment offset by declines in facility lease costs in the U.S. LTL business unit.

Purchased labor and owner operator expenses, primarily driven by the Canadian LTL business unit, declined in the comparable three- and six-month periods of 2009 to 2008 due to a decline in shipments and tonnage.  Shipments and tonnage declined 7.9% and 12.6% respectively for the comparable three-month periods and 10.2% and 13.4% for the comparable six-month periods.  Furthermore, declines in retail supply chain revenues in the Logistics segment’s California operations resulted in an additional reduction of purchased labor over the first six months of 2009.

Fuel and fuel-related expenses declined approximately 52% for the three-month and six-month periods ended June 30, 2009 compared to the same periods ended June 30, 2008.  The average price of diesel declined approximately 43.2% in the first six months of 2009 compared to first six months of 2008.  Furthermore, the Company’s fuel consumption declined, as indicated by an approximately 7.4% reduction in miles in the first six months of 2009 compared to the first six months of 2008.  The reduction in miles can be attributed to the completion of the U.S. LTL operations integration in the fourth quarter of 2008 and the reduction in shipments for the six-month period of 2009 compared to the same period a year ago.

The Company incurred interest expense of $2.5 million in the second quarter of 2009 compared to interest expense of $2.1 million for the same quarter a year ago.  The Company’s interest rate spread on its syndicated revolving and term debt was 300 bps greater than the second quarter and six-month period of 2008; however, the underlying decline in average LIBOR borrowings on the syndicated debt partially offset the increase in interest rate spread resulting in a $0.5 million increase in interest expense for the comparable six month periods.

Income tax recovery for the second quarter of 2009 was $0.9 million compared to an expense of $1.3 million for the same quarter a year ago due to an increase in loss before income tax expense in the current quarter.  On a consolidated basis, the Company generated taxable losses in the United States, which have been recognized as deferred tax assets.  Due to the improvement in the 2009 second quarter results compared to the first quarter of 2009, the Company has reduced the rate of accumulation of loss carry-forwards and Management believes the Company will generate sufficient taxable income to use these losses in the future.

Net income for the 2009 second quarter was $0.4 million compared to net income of $4.6 million for the same quarter in 2008.  This resulted in basic and diluted income per share of $0.03 for the second quarter of 2009 compared to basic and diluted income per share of $0.34 for the second quarter of 2008.  The weighted average number of shares for the current quarter was 13.5 million basic and 13.6 million diluted shares compared to 13.5 million basic and 13.6 million diluted shares in the second quarter of 2008. For the six months ended June 30, 2009, the Company incurred a net loss of $1.9 million compared to net income of $5.7 million in the same six-month period a year ago.  This resulted in a net loss per share of $0.14 basic and diluted compared to earnings per share of $0.42 basic and diluted for the 2008 six-month period.  The weighted average number of shares for the six-month period of 2009 was 13.5 million basic and diluted shares compared to 13.5 million basic and 13.6 million diluted shares in the six-month period of 2008.

SEGMENTED RESULTS

Less-Than-Truckload (LTL)

The table below provides summary information for the LTL segment for the three- and six-month periods ended June 30:

For the three months ended June 30,				For the six months ended June 30,
(in thousands)	2009	2008	2009 vs 2008	2009	2008	2009 vs 2008

Revenue	$131,667	$168,161	(21.7%)	$247,030	$317,576	(22.2%)
Income from operations (loss)	1,157	8,541	(86.4%)	(1,527)	10,678	(114.3%)
Operating ratio	99.1%	94.9%		100.6%	96.6%

Number of shipments (2)	955,708	1,037,700	(7.9%)	1,809,376	2,015,511	(10.2%)
Weight (000s of lbs) (3)	1,387,349	1,587,453	(12.6%)	2,664,016	3,077,927	(13.4%)
Revenue per shipment (4)	$137.77	$162.05	(15.0%)	$136.53	$157.57	(13.3%)
Revenue per hundredweight (5)	$9.49	$10.59	(10.4%)	$9.27	$10.32	(10.2%)

Revenue in the LTL segment decreased 21.7% to $131.7 million in the second quarter of 2009 compared to $168.2 million in the same period a year ago.  The decrease in revenue was significantly influenced by fuel surcharge which represented 9.1% of revenue in the second quarter of 2009 compared to 19.4% of revenue in the second quarter of 2008.  Revenue, net of fuel surcharge, was impacted by the weak economic environment in North America in the second quarter of 2009 as indicated by the decline in shipments and tonnage of 7.9% and 12.6% respectively compared to the second quarter of 2008.

Revenue in the LTL segment decreased 22.2% to $247.0 million for the six-month period ended June 30, 2009 compared to $317.6 million for the same six-month period a year ago.  The decrease in revenue was influenced by fuel surcharge which represented 9.2% of revenue in the first six months of 2009 compared to 17.7% of revenue in the first six months of 2008.  Shipment and tonnage declines of 10.2% and 13.4%, respectively, in the comparable six-month period impacted revenue excluding fuel surcharge.

Although the economic environment continued to be challenging, shipments per day in the U.S. LTL business unit increased 11.0% for the second quarter of 2009 compared to the first quarter of 2009.  This can be attributed to the new integrated operating footprint in the United States, allowing the business unit to expand its service offering across longer lanes and achieve market share growth.  This was confirmed by the 12.5% increase in length of haul from March 31, 2009 to June 30, 2009 and a 23.8% increase in length of haul(7) since the second quarter of 2008.   The increase in length of haul therefore, resulted in an increase in revenue per hundredweight exclusive of fuel surcharge in the comparable quarters.

In addition to the aformentioned improvement in daily activity levels, the LTL segment made additional changes in early April 2009 re-engineering its linehaul and pick-up and delivery operations to reduce claims expenses, dock handling costs and linehaul expenses.  On April 13, 2009, the Company announced a 5% reduction in wages and salaries for all employees.  These initiatives resulted in a signficant improvement in the second quarter results as the LTL segment posted income from operations and an operating ratio of 99.1% compared to a loss from operations and an operating ratio of 102.3% in the first quarter of 2009.  Management believes that with the new integrated U.S. LTL operating model, the current sales momentum and additional operating initiatives in the third quarter, the segment will contribute income from operations in the quarters ahead.

Logistics

The table below provides summary information for the Logistics segment for the three- and six-month periods ended June 30:

For the three months ended June 30,				For the six months ended June 30,
(in thousands)	2009	2008	2009 vs 2008	2009	2008	2009 vs 2008

Revenue	$18,569	$19,314	(3.9%)	$34,831	$39,074	(10.9%)
Income from operations (loss)	1,433	831	72.4%	1,854	1,551	19.5%
Operating ratio	92.3%	95.7%		94.7%	96.0%

Revenue in the Logistics segment declined 3.9%; however, income from operations increased by 72.4% for the second quarter of 2009 compared to the second quarter 2008.  Revenue declined 10.9% and income from operations improved by 19.5% for the six-month period ended June 30, 2009 compared to the same period in 2008.  Albeit retail economic activity levels across North America remained stagnant, the Logistics segment continued to add new significant contracts.  The improvement in income from operations for 2009 is primarily attributable to two dedicated distribution facilities not included in the comparative figures for 2008.   The Logistics segment commenced operations of a new 500,000 square foot facility late in the second quarter of 2008 and a new 240,000 square foot dedicated distribution facility on March 1, 2009.  With this momentum, Logistics segment Management expects to add another significant account in 2009 that will make a positive contribution to the operating results.

 Truckload

The table below provides summary information for the Truckload segment for the three-and six-month periods ended June 30:

For the three months ended June 30,				For the six months ended June 30,
(in thousands)	2009	2008	2009 vs 2008	2009	2008	2009 vs 2008

Revenue	$8,446	$8,515	(0.8%)	$16,456	$16,847	(2.3%)
Income from operations (loss)	256	321	(20.2%)	448	700	(36.0%)
Operating ratio	97.0%	96.2%		97.3%	95.8%

Revenue in the Truckload segment of $8.5 million for the second quarter of 2009 was 0.8% less than the second quarter of 2008.  Total shipments increased 0.4% and total empty miles improved 2.0% in the second quarter of 2009 compared to the same period in 2008.  However, revenue per mile(6) decreased 4.3% and as a result, income from operations decreased $0.1 million and the Truckload segment posted an operating ratio of 97.0% in the second quarter of 2009 compared to 96.2% for the second quarter of 2008.  Revenue and income from operations for the six-month period of 2009 declined 2.3% and 36.0% respectively compared to the same period in 2008.  This resulted in an operating ratio of 97.3% for the six months ended June 30, 2009 compared an operating ratio of 95.8% for the six months ended June 30, 2008.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow from operations for the second quarter of 2009 consumed $2.2 million compared to the second quarter of 2008 that generated $1.8 million.  The decline is attributable to a decrease in profitability, as described in the Consolidated and Segmented Results sections of the MD&A and an increase non-cash working capital, primarily accounts receivable.  Accounts receivable at June 30, 2009 increased compared to March 31, 2009, due to an increase in 2009 second quarter revenue offset by a decline in days sales outstanding (“DSO”) compared to the first quarter of 2009.  Due to the challenging economic environment, customers have slowed their payment cycle compared to 2008; however at June 30, 2009, the Company’s DSO was 42.4 days compared to 45.7 days at March 31, 2009 and 45.8 days at December 31, 2008.

It is Management’s intention to return DSO to historical levels of approximately 40 days.   The Company’s future operating cash flows are primarily dependent upon the Company’s profitability and its ability to manage its working capital requirements, primarily accounts receivable, accounts payable, and wage and benefit accruals.

Within the syndicated credit facilities at June 30, 2009, interest-bearing debt was $105.6 million consisting of $44.0 million of term debt and $61.6 million drawn under the revolving credit facility.  In addition, the Company had $1.3 million of additional term debt and $12.8 million of capital leases for a total of $119.7 million of interest-bearing debt outstanding at June 30, 2009.  At June 30, 2008, interest-bearing debt was $130.3 million consisting of $54.4 million of term debt, capital leases of $18.6 million, $56.8 million drawn under the revolving credit facility and a note payable of $0.5 million.

During the second quarter of 2009, the Company repaid $2.3 million of term debt and $1.4 million of capital leases and borrowed $8.5 million on the revolving credit facility.  The additional borrowings in the second quarter of 2009 were primarily attributable to a $3.25 million contingent acquisition payment for Las Vegas/L.A. Express Inc. (“LVLA”) acquired on November 30, 2007.  LVLA met certain financial hurdles for the twelve months ended December 31, 2008 resulting in the contingent payment in the second quarter of 2009.  At June 30, 2009, the Company had $14.9 million of unused credit facilities, net of outstanding letters of credit.  The Company was in compliance with its debt covenants at June 30, 3009.  Due to macro economic conditions, the Company is closely monitoring compliance with its debt covenants and will evaluate financing alternatives should that become necessary.

The Company generated $1.1 million in proceeds and gains on sale of $0.4 million on the divestiture of surplus equipment and a facility in Louisville, Kentucky in the first six months of 2009.  Capital expenditures amounted to $3.4 million for the 2009 six-month period and were primarily funded out of proceeds from sale and the revolving credit facility. The capital expenditures in 2009 six-month period were for land in Winnipeg, rolling stock and information technology expenditures.  In the first six months of 2008 the majority of capital expenditures were for the purchase of facilities in Kansas City, Kansas; Las Vegas, Nevada; and construction costs of the new LTL service center in Toronto, Ontario.  The table below sets forth the Company’s capital expenditures for the three- and six-month periods ended June 30, 2009 and 2008.

	For the three months ended June 30,		For the six months ended June 30,
(in thousands of dollars)	2009	2008	2009	2008
Real estate and buildings	$16	$1,261	$720	$7,636
Tractors	-	-	516	47
Trailing fleet	1,668	450	1,683	658
Information technology	12	56	266	284
Leasehold improvements	36	20	40	92
Other equipment	90	253	224	431
Total	$1,822	$2,040	$3,449	$9,148

Management estimates that cash capital expenditures, excluding real estate additions for the remainder of 2009, will be between $ 4.0 million and $ 6.0 million.   The Company may potentially enter into operating leases to fund the acquisition of specific equipment should the business levels exceed the current equipment capacity of the Company.  The Company expects to finance its capital requirements with cash flow from operations, operating leases and, if required, its $14.9 million of unused credit facilities.

The Company has contractual obligations for principal payments that include long-term debt consisting of term debt facilities, revolving credit facilities and capital leases for operating equipment. The Company utilizes off-balance sheet operating leases primarily consisting of tractor, trailing fleet and real estate leases.  Operating leases form an integral part of the Company’s financial structure and operating methodology as they provide an alternative cost-effective and flexible form of financing.

The following table summarizes our significant contractual obligations and commercial commitments as of June 30, 2009:

(in thousands of dollars)		Payments due by period
Contractual Obligations	Total	2009	2010 & 2011	2012 & 2013	Thereafter

Term credit facilities	$45,341	$6,537	$28,804	$10,000	$ Nil
Revolving credit facilities	61,607	Nil	Nil	61,607	Nil
Capital lease obligations	12,763	2,641	7,873	2,249	Nil
Estimated interest payments (1)	17,430	3,869	11,604	1,957	Nil
Sub-total	137,141	13,047	48,281	75,813	Nil
Operating leases	63,832	12,192	27,866	15,658	8,116
Total Contractual Obligations	$200,973	$25,239	$76,147	$91,471	$8,116

(1)  The Company has estimated its interest obligation on its fixed and variable rate obligations.  For fixed rate debt where variable-to-fixed interest rate swaps are in place, the fixed interest rate was used to determine the interest obligation until the interest rate swaps mature.  For other fixed rate debt, the fixed rate was used to determine the interest rate obligation.  For variable rate debt the variable rate in place at June 30, 2009 was used to determine the total interest obligation.

In addition to the above-noted contractual obligations, the Company, as at June 30, 2009, utilized the revolving credit facilities for standby letters of credit (“LOC”) of $22.7 million.  The letters of credit are used as collateral for self-insured retention of insurance claims.  During the second quarter of 2009, Export Development Canada (“EDC”) provided guarantees up to $12.2 million on specific LOC’s to the Company’s syndicated lenders.  In so doing the Company’s definition of funded debt in the associated credit agreement was amended to exclude LOC’s guaranteed by EDC.

A significant decrease in demand for our services could limit the Company’s ability to generate cash flow and affect its profitability.  The Company’s credit agreement contains certain financial maintenance tests that require the Company to achieve stated levels of financial performance, which, if not achieved, could cause an acceleration of the payment schedules.  Should the current macro-economic environment further destabilize, the Company may fail to comply with the aforementioned debt covenants within the next twelve months.  As a result, the Company may seek to amend the debt covenants in its existing syndicated credit agreement.  Management does not anticipate a significant decline in business levels or financial performance and expects that existing working capital, together with available revolving credit facilities, will be sufficient to fund operating and capital requirements as well as service the contractual obligations.

OUTLOOK

The first six months of 2009 have proven to be a challenging operating evironment in the North American transportation industry; however, Vitran has sequentially improved its quarterly results in 2009.  The Company’s new integrated operating footprint in the LTL segment helped secure in excess of $32.0 million of annual revenue commitments.  The Logistics segment secured a new dedicated distribution contract in California and should have an additional account in place within the next six months.

Given the challenging economic backdrop and competitive pricing environment, there is uncertainty as to the timing of an economic upturn and the direction of the transportation sector in 2009.  As such, Management is closely monitoring financing alternatives for capital and other needs.  On a consolidated basis, the Company is operationally positioned to reap the benefits of an improvement in the economic environment should it materialize; however, should the environment worsen, Management will continually adjust its strategy and tactics for the betterment of the Company, the employees and most importantly, the shareholders.  Lastly, on a commercial basis, the Company intends to launch a new marketing campaign throughout North America, fully integrated across the LTL and Logistics segments. Management expects this initiative will lead to further increases in daily activity levels.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

In preparing the financial statements, Management makes estimates and assumptions that affect reported amounts and disclosures.  Management periodically reviews its critical accounting policies and estimates and their underlying assumptions in light of current economic conditions, operating performance and as new information and regulatory changes become known.  In the opinion of Management, the accounting policies that generally have the most significant impact on the financial position and results of operations of the Company include:

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

Estimated Revenue Adjustments

Generally, the pricing assessed by companies in the LTL business is subject to subsequent adjustments due to several factors, including weight and freight classification verifications, shipper bill of lading errors, pricing errors, pricing discounts and other miscellaneous revenue adjustments.  Revenue adjustments may also include customer short payment write-offs, overcharge and undercharge claims.  The provision for revenue adjustments is evaluated and updated based on revenue levels, current trends and historical experience.   These revenue adjustments are recorded as a reduction in revenue from operations and accrued for in the allowance for doubtful accounts.  As part of its ongoing review of critical accounting policies and estimates, the Company is currently reviewing its revenue adjustment process which may give rise to changes in this estimate in the future.

Allowance for Doubtful Accounts

The Company records an allowance for doubtful accounts related to accounts receivable that may potentially be impaired.  The Company’s allowance is estimated by (1) a percentage of its aged receivables reflecting the current business environment, customer and industry concentrations, and historical experience and (2) an additional allowance for specifically identified accounts that are significantly impaired, but payment may be likely.  A change to these factors could impact the estimated allowance.  The provision for bad debts is recorded in other operating expenses.

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

In addition to estimates within the self-insured retention, Management makes judgments concerning the coverage limits.  If any claim was to exceed the coverage limits, the Company would have to accrue for the excess amount.  The estimate would include evaluation whether a claim may exceed such limits and, if so, by how much.  A claim or group of claims of this nature could have a material adverse effect on the Company’s results from operations.  Currently, Management is not aware of any claims exceeding the coverage limit.

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

Income Taxes

The Company uses the asset and liability method of accounting for income taxes.  Under the asset and liability method, deferred tax assets and liabilities are recognized for the deferred tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Significant judgment is required in determining whether deferred tax assets will be realized in full or in part.  If it were ever estimated that it is more likely than not that all or some portion of specific deferred tax assets will not be realized, a valuation allowance must be established for the amount of deferred tax assets that is estimated not to be realized.  A valuation allowance for deferred tax assets has not been deemed necessary at June 30, 2009.  Accordingly, if the facts or financial results were to change, thereby impacting the likelihood of realizing the deferred tax assets, judgment would have to be applied to estimate the amount of valuation allowance required in any given period.

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

QUARTERLY RESULTS

(thousands of dollars except per share amounts)	2009 Q2	2009 Q1	2008 Q4	2008 Q3	2008 Q2	2008 Q1	2007 Q4	2007 Q3
Revenue	$158,682	$139,635	$154,235	$198,605	$195,990	$177,507	$174,310	$171,927
Goodwill impairment	-	-	* 107,351		-		-
Income from operations	2,037	(2,854)	(111,287)	3,981	8,048	1,926	2,750	5,569
Net Income	440	(2,356)	(79,002)	2,066	4,577	1,134	1,669	3,121
Income per share:
Basic	$0.03	$(0.17)	$(5.85)	$0.15	$0.34	$0.08	$0.12	$0.23
Diluted	0.03	(0.17)	(5.85)	0.15	0.34	0.08	0.12	0.23
Weighted average number of shares:
Basic	13,498,159	13,498,159	13,498,159	13,493,757	13,483,159	13,465,357	13,457,619	13,475,685
Diluted	13,592,162	13,498,159	13,498,159	13,647,774	13,630,974	13,611,446	13,621,272	13,668,819

* In the fourth quarter of 2008, Vitran recorded a pre-tax non-cash goodwill impairment charge of $107.4 million negatively impacting income from operations.

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

	Three Months	Three months	Six months	Six months
	Ended	Ended	Ended	Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

Total Operating expenses	$156,645	$187,942	$299,134	$363,523
Revenue	$158,682	$195,990	$298,317	$373,497
Operating ratio (“OR”)	98.7%	95.9%	100.3%	97.3%

(2)	A shipment is a single movement of goods from a point of origin to its final destination as described on a bill of lading document.

(3)	Weight represents the total pounds shipped.

(4)	Revenue per shipment represents revenue divided by the number of shipments.

(5)
Revenue per hundredweight is the price obtained for transporting 100 pounds of LTL freight from point to point, calculated by dividing the revenue for an LTL shipment by the hundredweight (weight in pounds divided by 100) for a shipment.

(6)	Revenue per total mile represents revenue divided by the total miles driven.

(7)
The Company began to measure length of haul in July 2008, but believes the July length of haul is indicative of the 2008 second quarter for comparative purposes.  Length of haul is the sum of total miles derived between the zip code origin and zip code destination of shipments divided by the number of shipments.

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

(in thousands of dollars)		Payments due by period

Long-term debt	Total	2009	2010 & 2011	2012 & 2013		Thereafter

Variable Rate
Term bank facility	$44,000	$6,000	$28,000	$10,000	$	Nil
Average interest rate (LIBOR)	5.10%	5.10%	5.10%	5.10%

Term bank facility	1,341	537	804	Nil		Nil
Average interest rate (LIBOR)	2.35%	2.35%	2.35%

Revolving bank facility	55,950	Nil	Nil	55,950		Nil
Average interest rate (LIBOR)	5.10%			5.10%		Nil

Revolving bank facility	5,657	Nil	Nil	5,657		Nil
Average interest rate (CAD Prime)	7.0%			7.0%

Fixed Rate
Capital lease obligations	12,763	2,641	7,873	2,249		Nil
Average interest rate	6.15%	6.15%	6.15%	6.15%

Total	$119,711	$9,178	$36,677	$73,856	$	Nil

The Company uses variable-to-fixed interest rate swaps on its term and revolving credit facilities with a notional amount of $60.3 million at June 30, 2009.  The average pay rate on the swaps is 4.57% and the average receive rate is the three-month LIBOR rate, which is currently 0.65%.  To value the interest rate swaps, a discounted cash flow model is utilized. Primary inputs into the model that will cause the fair value to fluctuate period-to-period include the fixed interest rates, the future interest rates, credit risk and the remaining time to maturity of the interest rate swaps.  Management’s intention is to hold the interest rate swaps to maturity.

The Company is exposed to foreign currency risk as fluctuations in the United States dollar against the Canadian dollar can impact the financial results of the Company.  The Company’s Canadian operations realize foreign currency exchange gains and losses on the United States dollar denominated revenue generated against Canadian dollar denominated expenses.  Furthermore, the Company reports its results in United States dollars thereby exposing the results of the Company’s Canadian operations to foreign currency fluctuations.  In addition, the Company’s United States dollar debt of $87.1 million is designated as a hedge of the investment in the United States’ self-sustaining foreign operations.

Item 4. Controls and Procedures

a)
As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of Company Management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design, implementation and operation of its “disclosure controls and procedures”, as such term is defined in Rule 13a-15(e) of the Exchange Act.  Based on this evaluation, the Company’s CEO and CFO have concluded that the Company’s “disclosure controls and procedures” are effective as of June 30, 2009 to enable the Company to record, process, summarize and report in a timely manner the information that the Company is required to disclose in submissions and filings with the SEC in accordance with the Exchange Act.

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

Item 1A.  Risk Factors

See Part 1A of the Company’s 2008 Annual Report on Form 10-K.

Item 2.  Unregistered Sale of Equity and Use of Proceeds      - -     None

Item 3.  Defaults Upon Senior Securities      - -     None

Item 4.  Submission of Matters to a Vote of Security Holders     - -     None

Item 5. Other Information     - -     None

Item 6. Exhibits and Reports on Form 8-K

Exhibits

Exhibit Number	Description of Exhibit

31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated July 22, 2009.
32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated July 22, 2009.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VITRAN CORPORATION INC.

	By:	/s/ SEAN P. WASHCHUK
Date: July 22, 2009		Sean P. Waschuk Vice President of Finance and Chief Financial Officer (Principle Financial Officer)

/s/ FAYAZ D. SULEMAN
Date: July 22, 2009		Fayaz D. Suleman Corporate Controller (Principle Accounting Officer)