Form 10-Q
period 2009-09-30
VITRAN CORP INC
filed 2009-10-27
CIK 946823

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number: 001-32449

VITRAN CORPORATION INC.

(Exact name of registrant as specified in its charter)

Ontario, Canada	98-0358363
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

185 The West Mall, Suite 701, Toronto, Ontario, Canada, M9C 5L5

(Address of principal executive offices and zip code)

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 16,266,441 common shares outstanding at October 26, 2009

Part I. Financial Information

Item 1: Financial Statements

VITRAN CORPORATION INC.

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(Unaudited)

(In thousands of United States dollars except for per share amounts)

	Three months Ended Sept. 30, 2009	Three months Ended Sept. 30, 2008	Nine months Ended Sept. 30, 2009	Nine months Ended Sept. 30, 2008
Revenue	$165,916	$198,605	$464,233	$572,102

Operating expenses:
Salaries, wages and other employee benefits	66,720	75,326	196,114	217,454
Purchased transportation	23,666	26,637	63,947	77,902
Depreciation and amortization	4,977	5,203	14,951	15,968
Maintenance	7,496	8,660	20,858	24,695
Rents and leases	6,605	8,024	19,744	21,228
Purchased labor and owner operators	21,149	23,480	57,709	65,510
Fuel and fuel-related expenses	18,209	33,058	47,296	93,120
Other operating expenses	14,737	14,391	42,511	42,558
Operating loss (gain)	(2)	(155)	(439)	(288)

Total operating expenses	163,557	194,624	462,691	558,147

Income (loss) from operations before undernoted	2,359	3,981	1,542	13,955
Interest expense, net	2,582	2,158	7,292	6,410

Income (loss) from operations before income taxes	(223)	1,823	(5,750)	7,545
Income tax expense (recovery)	(504)	(243)	(4,115)	(232)

Net income (loss)	$281	$2,066	$(1,635)	$7,777

Income (loss) per share:
Basic	$0.02	$0.15	$(0.12)	$0.58
Diluted	$0.02	$0.15	$(0.12)	$0.57

Weighted average number of shares:
Basic	13,886,286	13,493,757	13,628,956	13,480,805
Diluted	14,001,903	13,647,774	13,628,956	13,632,628

See accompanying notes to consolidated financial statements

VITRAN CORPORATION INC.

CONSOLIDATED BALANCE SHEETS

(In thousands of United States dollars)

	Sept. 30, 2009 (Unaudited)	Dec. 31, 2008 (Audited)
Assets
Current assets:
Accounts receivable	$77,608	$65,741
Inventory, deposits and prepaid expenses	11,764	12,063
Income and other taxes recoverable	1,923	792
Deferred income taxes	4,073	1,877

	95,368	80,473
Property and equipment	148,851	152,602
Intangible assets	11,386	13,279
Goodwill	17,768	17,057
Deferred income taxes	30,691	30,181

	$304,064	$293,592

Liabilities and Shareholders’ Equity
Current liabilities:
Bank overdraft	$4,427	$3,912
Accounts payable and accrued liabilities	67,314	63,495
Current portion of long-term debt	17,724	16,925

	89,465	84,332
Long-term debt	74,069	93,477
Other	3,501	4,540

Shareholders’ equity:
Common shares, no par value, unlimited authorized, 16,266,441 and 13,498,159 issued and outstanding at September 30, 2009 and December 31, 2008, respectively	99,648	77,500
Additional paid-in capital	4,128	3,525
Retained earnings	31,618	33,253
Accumulated other comprehensive income (loss)	1,635	(3,035)

	137,029	111,243

	$304,064	$293,592

Contingent liabilities (note 10)

See accompanying notes to consolidated financial statements.

VITRAN CORPORATION INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands of United States dollars, except share amounts)

	Common shares		Additional Paid-in Capital	Retained Earnings	Accumulated other comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
December 31, 2008	13,498,159	$77,500	$3,525	$33,253	$(3,035)	$111,243
Shares issued upon exercise of employee stock options	70,000	333	—	—	—	333
Shares issued in private placement	2,698,282	21,815	—	—	—	21,815
Net loss	—	—	—	(1,635)	—	(1,635)
Other comprehensive income	—	—	—	—	4,670	4,670
Share-based compensation	—	—	603	—	—	603

September 30, 2009	16,266,441	$99,648	$4,128	$31,618	$1,635	$137,029

	Common shares		Additional Paid-in Capital	Retained Earnings	Accumulated other comprehensive income	Total Shareholders’ Equity
	Shares	Amount
December 31, 2007	13,448,159	$77,246	$2,436	$104,478	$6,184	$190,344
Shares issued upon exercise of employee stock options	50,000	254	—	—	—	254
Net income	—	—	—	7,777	—	7,777
Other comprehensive loss	—	—	—	—	(3,016)	(3,016)
Share-based compensation	—	—	848	—	—	848

September 30, 2008	13,498,159	$77,500	$3,284	$112,255	$3,168	$196,207

VITRAN CORPORATION INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands of United States dollars)

	Three months Ended Sept. 30, 2009	Three months Ended Sept. 30, 2008	Nine months Ended Sept. 30, 2009	Nine months Ended Sept. 30, 2008
Cash provided by (used in):

Operations:
Net income (loss)	$281	$2,066	$(1,635)	$7,777
Items not involving cash from operations
Depreciation and amortization expense	4,977	5,203	14,951	15,968
Deferred income taxes	(868)	(21)	(4,154)	83
Share-based compensation expense	163	279	603	848
Loss (gain) on sale of property and equipment	(2)	(155)	(439)	(288)
Change in non-cash working capital components	(956)	679	(8,269)	(9,853)

	3,595	8,051	1,057	14,535
Investments:
Purchase of property and equipment	(506)	(1,692)	(3,955)	(10,840)
Proceeds on sale of property and equipment	33	935	1,178	1,387

	(473)	(757)	(2,777)	(9,453)
Financing:
Change in revolving credit facility and bank overdraft	(11,478)	(2,987)	1,601	8,341
Repayment of long-term debt	(10,768)	(2,580)	(15,304)	(7,726)
Repayment of capital leases	(1,309)	(2,078)	(4,521)	(6,320)
Financing costs	(414)	—	(414)	—
Issue of common shares in private placement, net	21,318	—	21,318	—
Issue of common shares upon exercise of stock options	333	76	333	254

	(2,318)	(7,569)	3,013	(5,451)
Effect of translation adjustment on cash	(804)	275	(1,293)	369

Increase in cash and cash equivalents	—	—	—	—
Cash and cash equivalents, beginning of period	—	—	—	—

Cash and cash equivalents, end of period	$—	$—	$—	$—

Change in non-cash working capital components:
Accounts receivable	$(5,378)	$587	$(11,867)	$(18,989)
Inventory, deposits and prepaid expenses	1,531	1,083	713	170
Income and other taxes recoverable	203	(651)	(934)	317
Accounts payable and accrued liabilities	2,688	(340)	3,819	8,649

	$(956)	$679	$(8,269)	$(9,853)

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

These unaudited consolidated interim financial statements reflect all adjustments which are, in the opinion of Management, necessary to a fair presentation of the results of the interim period presented. Operating results for the quarter and nine-months ended September 30, 2009 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2009.

2.	New Accounting Pronouncements

Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“FASB ASC”) 815-10-50, “Disclosures about Derivative Instruments and Hedging Activities”, requires enhanced disclosures about the Company’s derivative and hedging activities. The Company is required to provide enhanced disclosure about a) how and why an entity uses derivative instruments, b) how derivative instruments and related hedged items are accounted for under Statement 133 and c) how derivative instruments and related hedged items affect an entity’s financial position and cash flows. FASB ASC 815-10-50 was adopted January 1, 2009 as described in Note 11.

FASB ASC 855-10, “Subsequent Events”, establishes general standards for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. In particular, this Statement sets forth: a) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, b) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and c) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. FASB ASC 855-10 was adopted June 30, 2009 as described in Note 13.

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

For reporting purposes, the Canadian operations are translated into United States dollars using the current rate method. Under this method, all assets and liabilities are translated at the period-end rate of exchange and all revenue and expense items are translated at the average rate of exchange for the period. The resulting translation adjustment is recorded as a separate component of shareholders’ equity. United States dollar debt of $75.0 million is designated as a hedge of the investment in the United States dollar functional operations, such that related transaction gains and losses are recorded in the separate component of shareholders’ equity.

4.	Goodwill

The Company annually compares the implied fair value of its reporting units to the carrying value to determine if an impairment loss has occurred. The fair value based test involves assumptions regarding long-term future performance of the reporting units, fair value of the assets and liabilities, cost of capital rates, capital re-investment and other assumptions. Actual recovery of goodwill could differ from these assumptions based on the market conditions and other factors. In the event goodwill is determined to be impaired a charge to earnings would be required. As at September 30, 2009, the Company completed its annual goodwill impairment test and concluded that there was no impairment.

5.	Long-term debt

On September 21, 2009, the Company amended its credit agreement in respect of certain financial maintenance tests with substantially the same terms. Pursuant to the amendment, the Company repaid $7.5 million of syndicated term debt and the residual net proceeds from the Company’s private placement, described in Note 6, were used to repay syndicated revolving debt. The amendment is effective September 30, 2009 to December 31, 2010. As at September 30, 2009, the Company is in compliance with these amended maintenance tests and Management expects to be in compliance for the next twelve months.

6.	Common shares

On September 21, 2009, the Company completed a delayed registration private placement of 2,698,282 common shares to several accredited investors at $8.50 per share. This resulted in gross proceeds of $22.9 million to the Company before expenses of issue of $1.1 million, net of deferred income taxes of $0.5 million.

7.	Comprehensive income (loss)

The components of other comprehensive income (loss) (“OCI”) such as changes in foreign currency adjustments are required to be added to the Company’s reported net income to arrive at comprehensive net income (loss). Other comprehensive income (loss) items have no impact on the reported net income as presented on the Consolidated Statements of Income.

The following are the components of other comprehensive income (loss), net of income taxes for the three months and nine months ended September 30, 2009 and 2008:

	Three months Ended Sept. 30, 2009	Three months Ended Sept. 30, 2008	Nine months Ended Sept. 30, 2009	Nine months Ended Sept. 30, 2008
Net income (loss)	$281	$2,066	$(1,635)	$7,777
Translation adjustment	2,546	(1,805)	3,769	(3,094)
Interest rate swaps	378	74	1,265	129
Tax effect	(109)	(25)	(364)	(51)

Other comprehensive income (loss)	$2,815	$(1,756)	$4,670	$(3,016)

Comprehensive net income	$3,096	$310	$3,035	$4,761

8.	Computation of Income (Loss) per Share

	Three months Ended Sept. 30, 2009	Three months Ended Sept. 30, 2008	Nine months Ended Sept. 30, 2009	Nine months Ended Sept. 30, 2008
Numerator:
Net income (loss)	$281	$2,066	$(1,635)	$7,777

Denominator:
Basic weighted-average shares outstanding	13,886,286	13,493,757	13,628,956	13,480,805
Dilutive stock options	115,617	154,017	—	151,823
Dilutive weighted-average shares outstanding	14,001,903	13,647,774	13,628,956	13,632,628

Basic income (loss) per share	$0.02	$0.15	$(0.12)	$0.58

Diluted income (loss) per share	$0.02	$0.15	$(0.12)	$0.57

Due to the net loss for the nine months ended September 30, 2009, dilutive shares have no effect on the loss per share. For the three months ended September 30, 2009 diluted income per share excludes the effect of 635,900 (three and nine months ended September 30, 2008 – 658,900) anti-dilutive options.

9.	Assets Held for Sale

The Company has certain assets that are classified as assets held for sale. These assets are carried on the balance sheet at the lower of the carrying amount or estimated fair value, less cost to sell. Once an asset is classified held for sale, there is no further depreciation taken on the asset. At September 30, 2009, the net book value of assets held for sale was approximately $5.4 million. This amount is included in property and equipment on the balance sheet.

10.	Contingent Liabilities

The Company is subject to legal proceedings that arise in the ordinary course of business. In the opinion of Management, the aggregate liability, if any, with respect to these actions, will not have a material adverse effect on the consolidated financial position, results of operations or cash flows. Legal costs are expensed as incurred.

Pursuant to the Company’s delayed registration private placement, described in Note 6, if the Registration Statement (i) has not been filed 30 days following the closing of the private placement, or (ii) has not been declared effective by the SEC on or before the date that is 90 days after the closing date, then the Company will be obligated to pay as a partial remedy to the investors in an amount equal to 1.0% of the aggregate purchase price for the registrable securities purchased by the investors, for each 30-day period, or pro rata for any portion thereof, following the date by which the Registration Statement should have been filed or declared effective; provided, however, that the aggregate amount of such payments shall not exceed 10% of the aggregate purchase price for the registrable securities purchased by the investors.

11.	Risk Management Activities and Fair Value Measurements

The Company is exposed to market risks, including the effect of changes in foreign currency exchange rates and interest rates, and uses derivatives to manage financial exposures that occur in the normal course of business. The Company does not hold or issue derivatives for trading purposes.

Interest Rate Swaps

The Company is exposed to interest rate volatility with regard to existing variable rate debt. The Company has entered into variable-to-fixed interest rate swaps on variable rate term debt and revolving debt to limit its exposure to changing interest rates and future cash flows for interest. The interest rate swaps provide for the Company to pay an amount equal to a specified fixed rate of interest times a notional principal amount and to receive in return an amount equal to a variable rate of interest times the same notional amount. The swaps are accounted for as cash flow hedges. The effective portions of changes in fair value of the interest rate swaps are recorded in Accumulated Other Comprehensive Income and are recognized into earnings in the same period in which the hedged forecasted transaction affects earnings. Ineffective portions of changes in fair value are recognized into earnings as they occur. At September 30, 2009, the notional amount of the swaps was $32.1 million, with the average pay rate being 5.0% and the average receive rate being 0.28%. The swaps mature at various dates up to December 31, 2011.

The Company primarily applies the income approach for recurring fair value measurements and endeavours to utilize the best available information. Accordingly, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. The Company is able to classify fair value balances based on the observability of those inputs.

FASB ASC 820-10-05 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).

Assets and liabilities measured at fair value on a recurring basis include the following as of September 30, 2009:

	Fair Value Measurements Using			Liabilities
(in thousands)	Level 1	Level 2	Level 3	At Fair Value
Liabilities
Interest rate swaps	$—	$1,718	$—	$1,718

Total liabilities	$—	$1,718	$—	$1,718

The following table presents the fair value of derivative instruments for the three months and nine months ended September 30, 2009:

	Notional Amount	Fair Value	Balance Sheet Location	Gain in OCI Three months ended Sept. 30, 2009	Gain in OCI Nine months ended Sept. 30, 2009
Interest rate swaps	$32,073	$1,718	Other liabilities	$378	$1,265

12. Segmented Information

	Three months Ended Sept. 30, 2009	Three months Ended Sept. 30, 2008	Nine months Ended Sept. 30, 2009	Nine months Ended Sept. 30, 2008
Revenue:
LTL	$137,479	$166,227	$384,509	$483,803
Logistics	19,810	23,375	54,641	62,449
Truckload	8,627	9,003	25,083	25,850
Corporate office and other	—	—	—	—

	$165,916	$198,605	$464,233	$572,102

	Three months Ended Sept. 30, 2009	Three months Ended Sept. 30, 2008	Nine months Ended Sept. 30, 2009	Nine months Ended Sept. 30, 2008
Operating income (loss):
LTL	$1,502	$3,043	$(25)	$13,721
Logistics	1,698	1,451	3,552	3,002
Truckload	175	308	623	1,008
Corporate office and other	(1,016)	(821)	(2,608)	(3,776)

	$2,359	$3,981	$1,542	$13,955

	Three months Ended Sept. 30, 2009	Three months Ended Sept. 30, 2008	Nine months Ended Sept. 30, 2009	Nine months Ended Sept. 30, 2008
Depreciation and amortization:
LTL	$4,313	$4,514	$12,982	$13,873
Logistics	404	419	1,191	1,272
Truckload	231	249	704	759
Corporate office and other	29	21	74	64

	$4,977	$5,203	$14,951	$15,968

13. Subsequent events

The Company has completed an evaluation of all subsequent events through October 27, 2009, which is the issuance date of these consolidated financial statements and concluded no subsequent events occurred that required recognition or disclosure.

14. Comparative figures

Certain comparative figures have been reclassified to conform to the financial statement presentation adopted in the current year.

Item 2.  Management’s Discussion and Analysis of Results of Operation

The following discussion should be read in conjunction with our unaudited financial statements for the nine months ended September 30, 2009 and the notes thereto as included in Item 1 of this Quarterly Report on Form 10-Q.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995 and applicable Canadian securities laws concerning Vitran’s business, operations, and financial performance and condition.

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

This Quarterly Report on Form 10-Q contains forward-looking statements regarding, but not limited to, the following:

—	the Company’s belief it will generate sufficient taxable income to use deferred tax assets;
—	the Company’s ability to realize cost savings from re-engineering its linehaul and pick-up and delivery operations in the U.S. LTL business unit;
—	the Company’s ability to realize cost savings from wage and salary reductions;
—	the Company’s intention to maintain sales momentum and to achieve income from operations in the LTL segment;
—	the Company’s ability to realize maintenance expense reductions from a consolidated purchasing department in the U.S. LTL business unit;
—	the Company’s expectation to return its days sales outstanding measure to historical levels;
—

the Company’s intention to purchase a specified level of capital assets and to finance such acquisitions with cash flow from operations and, if necessary, from the Company’s revolving credit facilities;

—	the Company’s expectation to improve profitability from estimated market share gains in the LTL segment;
—	the Company’s ability to meet future debt covenants and develop successful financing alternatives;
—	the Company’s ability to generate future operating cash flows from profitability and managing working capital;
—	the Company’s intention to develop new accounts in the Logistics segment;
—	the Company’s ability to benefit from an improvement in the economic environment;
—	the Company’s expectation to continually adjust its strategy and tactics for the betterment of the Company, the employees and the shareholders.

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

Unless otherwise indicated all dollar references herein are in U.S. dollars. The Company’s Annual Report on Form 10-K, as well as all the Company’s other required filings, may be obtained from the Company at www.vitran.com or from www.sedar.com or from www.sec.gov. T his Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995 and applicable Canadian securities laws concerning Vitran’s business, operations, and financial performance and condition.

CONSOLIDATED RESULTS

The following table summarizes the Consolidated Statements of Income (Loss) for the three- and nine-month periods ended September 30:

	For the three months ended Sept. 30,			For the nine months ended Sept. 30,
(in thousands)	2009	2008	2009 vs 2008	2009	2008	2009 vs 2008
Revenue	$165,916	$198,605	(16.5)%	$464,233	$572,102	(18.9)%
Salaries, wages and employee benefits	66,720	75,326	(11.4)%	196,114	217,454	(9.8)%
Purchased transportation	23,666	26,637	(11.2)%	63,947	77,902	(17.9)%
Depreciation and amortization	4,977	5,203	(4.3)%	14,951	15,968	(6.4)%
Maintenance	7,496	8,660	(13.4)%	20,858	24,695	(15.5)%
Rents and leases	6,605	8,024	(17.7)%	19,744	21,228	(7.0)%
Purchased labor and owner operators	21,149	23,480	(9.9)%	57,709	65,510	(11.9)%
Fuel and fuel related expenses	18,209	33,058	(44.9)%	47,296	93,120	(49.2)%
Other operating expenses	14,737	14,391	2.4%	42,511	42,558	(0.1)%
Operating loss (gain)	(2)	(155)	(98.7)%	(439)	(288)	52.4%

Total Expenses	$163,557	$194,624	(16.0)%	$462,691	$558,147	(17.1)%

Income from operations	2,359	3,981	(40.7)%	1,542	13,955	(89.0)%
Interest expense, net	2,582	2,158	19.6%	7,292	6,410	13.8%
Income tax recovery	(504)	(243)	(112.2)%	(4,115)	(232)	n/a

Net income (loss)	$281	$2,066	(86.4)%	$(1,635)	$7,777	(121.0)%

Income (loss) per share:
Basic	$0.02	$0.15		$(0.12)	$0.58
Diluted	$0.02	$0.15		$(0.12)	$0.57
Operating Ratio (1)	98.6%	98.0%		99.7%	97.6%

Revenue decreased 16.5% to $165.9 million for the third quarter of 2009 compared to $198.6 million in the third quarter of 2008. Revenue in the LTL, Logistics, and Truckload segments decreased 17.3%, 15.3% and 4.2%, respectively. Revenue for the third quarter of 2009 was impacted by a weaker Canadian dollar and decline in fuel surcharge revenue, accounting for approximately $19.4 million of the consolidated revenue decline. For the nine months ended September 30, 2009, revenue decreased 18.9% to $464.2 million compared to $572.1 million for the same nine-month period in 2008. Consolidated revenue for the comparable nine-month periods was also impacted by a weaker Canadian dollar and decline in fuel surcharge revenue accounting for approximately $67.8 million of the total revenue decline. Excluding the impact of fuel surcharge revenue and a weaker Canadian dollar, revenue for the comparative quarters and nine-month periods declined 6.7% and 7.0%, respectively. Detailed explanations for the fluctuations in revenue are discussed below in “Segmented Results”.

Salaries, wages and employee benefits declined 11.4% for the third quarter of 2009 compared to the same period a year ago. This is consistent with the decline in employee headcount at September 30, 2008 of 5,760 employees compared to 5,447 employees at September 30, 2009. The majority of the headcount reductions took place in the fourth quarter of 2008 and there was a company-wide 5% wage reduction in the second quarter of 2009; as a result salaries, wages and employee benefits declined 9.8% for the nine-month period of 2009 compared to the same period a year ago.

Purchased transportation declined 11.2% in the third quarter of 2009 compared to the third quarter of 2008 due to an emphasis on purchased transportation cost reductions in the U.S. LTL business resulting from the new integrated operating region. Furthermore, the general decline in economic activity, as indicated by the decline in total LTL shipments of 4.9% for the third quarter and 8.4% for the nine-month period, resulted in 17.9% less purchased transportation expense throughout the Company in the comparable nine-month periods.

Depreciation and amortization expense declined for the three- and nine-month periods of 2009 compared to the same periods in 2008, and is primarily attributable to the sale of rolling stock in the first quarter of 2009 and the fourth quarter of 2008. The Company sold 258 units in the first quarter of 2009 and 108 units in the fourth quarter of 2008. This resulted in gains on rolling stock dispositions of approximately $0.4 million in the 2009 nine-month period.

Maintenance expense declined 13.4% to $7.5 million for the three-month period ended September 30, 2009 compared to $8.7 million for the three-month period ended September 30, 2008. The decline in maintenance expense can be attributed to the aforementioned reductions in rolling stock as well as the closure of 13 operating facilities due to the completion of the U.S. LTL operations integration in the fourth quarter of 2008. In April of 2009 the U.S. LTL business unit re-engineered its linehaul model and closed another 11 in-market terminals contributing to further maintenance cost reductions. Lastly, during the third quarter of 2009, the U.S. LTL business unit amalgamated maintenance departments and initiated a consolidated purchasing program that resulted in a decrease in maintenance expense in the current quarter and should contribute further savings in future periods.

Rents and leases expense declined 17.7% to $6.6 million for the three-month period ended September 30, 2009 compared to $8.0 million for the three-month period ended September 30, 2008. The $1.4 million decline in rents and leases expense for the comparable three and nine-month periods is a result of aforementioned decline in facility lease costs in the U.S. LTL business unit as well as the expiration of operating leases on approximately 750 units of rolling stock at the end of the 2009 second quarter.

Purchased labor and owner operator expenses, primarily driven by the Canadian LTL business unit, declined in the comparable three- and nine-month periods of 2009 to 2008 due to a decline in shipments and tonnage. Shipments and tonnage declined 4.9% and 8.7% respectively for the comparable three-month periods and 8.4% and 11.8% for the comparable nine-month periods. Furthermore, declines in the Logistics segment’s retail focused supply chain management business resulted in an additional reduction of purchased labor over the first nine months of 2009.

Fuel and fuel-related expenses declined over 40% for the three-month and nine-month periods ended September 30, 2009 compared to the same periods ended September 30, 2008. The average price of diesel declined approximately 42.0% in the nine months of 2009 compared to first nine months of 2008. Furthermore, the Company’s fuel consumption declined, as indicated by an approximately 3.5% reduction in miles in the nine-month period of 2009 compared to the nine-month period of 2008. The reduction in miles can be attributed to the completion of the U.S. LTL operations integration in the fourth quarter of 2008 and the reduction in shipments for the nine-month period of 2009 compared to the same period a year ago.

The Company incurred interest expense of $2.6 million in the third quarter of 2009 compared to interest expense of $2.2 million for the same quarter a year ago. The Company’s interest rate spread on its syndicated revolving and term debt was 350 bps greater than the third quarter and nine-month period of 2008; however, the underlying decline in average LIBOR borrowings on the syndicated debt partially offset the increase in interest rate spread resulting in a $0.9 million increase in interest expense for the comparable nine-month period.

Income tax recovery for the third quarter of 2009 was $0.5 million compared to a recovery of $0.2 million for the same quarter a year ago due to an increase in loss before income tax expense in the current quarter. On a consolidated basis, the Company generated taxable losses in the United States, which have been recognized as deferred tax assets. Management believes the Company will generate sufficient taxable income to use these losses in the future.

Net income for the 2009 third quarter was $0.3 million compared to net income of $2.1 million for the same quarter in 2008. This resulted in basic and diluted income per share of $0.02 for the third quarter of 2009 compared to basic and diluted income per share of $0.15 for the third quarter of 2008. The weighted average number of shares for the current quarter was 13.9 million basic and 14.0 million diluted shares compared to 13.5 million basic and 13.6 million diluted shares in the third quarter of 2008. For the nine months ended September 30, 2009, the Company incurred a net loss of $1.6 million compared to net income of $7.8 million in the same nine-month period a year ago. This resulted in a net loss per share of $0.12 basic and diluted compared to earnings per share of $0.58 basic and earnings per share of $0.57 diluted for the 2008 nine-month period. The weighted average number of shares for the nine month period of 2009 was 13.6 million basic and diluted shares compared to 13.5 million basic and 13.6 million diluted shares in the nine-month period of 2008. The weighted average share count increased due to the issuance of 2.7 million shares in a delayed registration private placement on September 21, 2009.

SEGMENTED RESULTS

Less-Than-Truckload (LTL)

The table below provides summary information for the LTL segment for the three- and nine-month periods ended September 30:

	For the three months ended Sept. 30,			For the nine months ended Sept. 30,
(in thousands)	2009	2008	2009 vs 2008	2009	2008	2009 vs 2008
Revenue	$137,479	$166,227	(17.3)%	$384,509	$483,803	(20.5)%
Income from operations (loss)	1,502	3,043	(50.6)%	(25)	13,721	(100.2)%
Operating ratio	98.9%	98.2%		100.0%	97.2%
Number of shipments (2)	979,404	1,029,978	(4.9)%	2,788,780	3,045,489	(8.4)%
Weight (000s of lbs) (3)	1,429,041	1,564,394	(8.7)%	4,093,058	4,642,321	(11.8)%
Revenue per shipment (4)	$140.37	$161.39	(13.0)%	$137.88	$158.86	(13.2)%
Revenue per hundredweight (5)	$9.62	$10.63	(9.5)%	$9.39	$10.42	(9.9)%

Revenue in the LTL segment decreased 17.3% to $137.5 million in the third quarter of 2009 compared to $166.2 million in the same period a year ago. The decrease in revenue was significantly influenced by fuel surcharge which represented 10.8% of revenue in the third quarter of 2009 compared to 19.8% of revenue in the third quarter of 2008. Therefore, revenue net of fuel surcharge for the third quarter of 2009 declined 8.0% compared to the third quarter of 2008. Revenue, net of fuel surcharge, was impacted by the weak economic environment in North America in the third quarter of 2009 as indicated by the decline in shipments and tonnage of 4.9% and 8.7% respectively compared to the third quarter of 2008.

Revenue in the LTL segment decreased 20.5% to $384.5 million for the nine-month period ended September 30, 2009 compared to $483.8 million for the same nine-month period a year ago. The decrease in revenue was influenced by fuel surcharge which represented 9.7% of revenue in the first nine months of 2009 compared to 18.4% of revenue in the first nine months of 2008. Shipment and tonnage declines of 8.4% and 11.8%, respectively, in the comparable nine-month period impacting revenue excluded fuel surcharge.

Shipments per day in the U.S. LTL business unit increased 0.3% for the third quarter of 2009 compared to the second quarter of 2009 marking another sequential quarterly improvement. This can be attributed to the new integrated operating footprint in the United States, allowing the business unit to expand its service offering across longer lanes and achieve market share growth. This was confirmed by the 21.0% increase in length of haul from December 31, 2008 to September 30, 2009 and a 22.3% increase in length of haul(7) since the third quarter of 2008. The increase in length of haul therefore resulted in an increase in revenue per hundredweight exclusive of fuel surcharge in the comparable quarters. However, the continued slowdown in the economic environment further destabilized the North American LTL pricing environment partially offsetting the improvement in revenue per hundredweight.

In addition to the aformentioned improvement in daily activity levels, the LTL segment made additional changes in early April 2009 re-engineering its linehaul and pick-up and delivery operations to reduce claims expenses, dock handling costs and linehaul expenses. On April 13, 2009, the Company announced a 5% reduction in wages and salaries for all employees. These initiatives resulted in an improvement in the third quarter results as the LTL segment posted income from operations and an operating ratio of 98.9% and improved the year-to-date results for the nine-month period to an operating ratio of 100%. Management believes that with the new integrated U.S. LTL operating model, the current sales momentum and additional operating initiatives, the segment is well positioned to contribute income from operations over the long term.

Logistics

The table below provides summary information for the Logistics segment for the three- and nine-month periods ended September 30:

	For the three months ended Sept. 30,			For the nine months ended Sept. 30,
(in thousands)	2009	2008	2009 vs 2008	2009	2008	2009 vs 2008
Revenue	$19,810	$23,375	(15.3%)	$54,641	$62,449	(12.5%)
Income from operations (loss)	1,698	1,451	17.0%	3,552	3,002	18.3%
Operating ratio	91.4%	93.8%		93.5%	95.2%

Revenue in the Logistics segment declined 15.3%; however, income from operations increased by 17.0% for the third quarter of 2009 compared to the third quarter 2008. Revenue declined 12.5% and income from operations improved by 18.3% for the nine-month period ended September 30, 2009 compared to the same nine-month period in 2008. Albeit retail economic activity levels across North America remained stagnant, the Logistics segment continued to add new significant contracts. The improvements in third quarter 2009 can be primarily attributed to a new 240,000 square foot dedicated distribution facility commencing operations on March 1, 2009 in southern California. In addition to the California facility, the Logistics segment commenced operations of a new 500,000 square foot facility late in the second quarter of 2008 resulting in the improvement in income from operations for 2009 nine-month period compared to the 2008 nine-month period. Therefore, the 2009 three-month and nine-month operating ratios improved to 91.4% and 93.5%, respectively.

Truckload

The table below provides summary information for the Truckload segment for the three-and nine-month periods ended September 30:

	For the three months ended Sept. 30,			For the nine months ended Sept. 30,
(in thousands)	2009	2008	2009 vs 2008	2009	2008	2009 vs 2008
Revenue	$8,627	$9,003	(4.2%)	$25,083	$25,850	(3.0%)
Income from operations (loss)	175	308	(43.2%)	623	1,008	(38.3%)
Operating ratio	98.0%	96.6%		97.5%	96.1%

Revenue in the Truckload segment of $8.6 million for the third quarter of 2009 was 4.2% less than the third quarter of 2008. Total shipments and revenue per mile(6) decreased 4.0% and 5.0%, respectively, compared to the same period in 2008. As a result, income from operations decreased $0.1 million and the Truckload segment posted an operating ratio of 98.0% in the third quarter of 2009 compared to 96.6% for the third quarter of 2008. Revenue and income from operations for the nine-month period of 2009 declined 3.0% and 38.3% respectively compared to the same period in 2008. This resulted in an operating ratio of 97.5% for the nine months ended September 30, 2009 compared an operating ratio of 96.1% for the nine months ended September 30, 2008.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow from operations for the third quarter of 2009 generated $3.6 million compared to the third quarter of 2008 that generated $8.1 million. The decline is attributable to a decrease in profitability, as described in the Consolidated and Segmented Results sections of the MD&A and an increase in non-cash working capital, primarily accounts receivable. Accounts receivable at September 30, 2009 increased compared to June 30, 2009, due to an increase in 2009 third quarter revenue offset by a decline in days sales outstanding (“DSO”) compared to the second quarter of 2009. Due to the challenging economic environment, customers have slowed their payment cycle compared to 2008; however at September 30, 2009, the Company’s DSO was 41.7 days compared to 42.4 days at June 30, 2009 and 45.8 days at December 31, 2008.

It is Management’s intention to return DSO to historical levels of approximately 40 days. The Company’s future operating cash flows are primarily dependent upon the Company’s profitability and its ability to manage its working capital requirements, primarily accounts receivable, accounts payable, and wage and benefit accruals.

On September 21, 2009 the Company issued 2.7 million common shares at $8.50 per common share under a delayed registration private placement. Net proceeds from the equity offering were $21.3 million after fees, expenses and commission. The Company filed an S-3 registration statement on September 29, 2009 in accordance with its obligation to file a registration statement with the Securities and Exchange Commission (the “SEC”) in order to register the resale of the private placement securities and to have the registration statement declared effective within 90 days of September 21, 2009.

In conjunction with common share offering, the Company amended the terms and conditions of its existing seven bank syndicated credit facility and used the net proceeds of the offering to repay syndicated debt. Pursuant to the amendment, the Company repaid $7.5 million of syndicated term debt and the residual net proceeds were used to repay syndicated revolving debt. The amendment expanded the Company’s leverage ratio covenants through to December 31, 2010 and increased the interest rate spreads on currently drawn debt 50 bps. The Company paid $0.4 million of fees to the agent and syndicate members for the amendment.

As at September 30, 2009, interest-bearing debt was $96.2 million consisting of $34.6 million of term debt, $50.2 million drawn under the revolving credit facility and $11.4 million of capital leases. At September 30, 2008, interest-bearing debt was $123.7 million consisting of $52.1 million of term debt, capital leases of $17.6 million, $53.8 million drawn under the revolving credit facility and a note payable of $0.2 million.

Including the debt repayment required by the aforementioned bank amendment, during the third quarter of 2009, the Company repaid $10.8 million of term debt, $1.3 million of capital leases and $11.5 million on the revolving credit facility. At September 30, 2009, the Company had $28.6 million of available credit facilities, net of outstanding letters of credit. The Company was in compliance with its debt covenants at September 30, 2009.

The Company generated $1.2 million in proceeds and gains on sale of $0.4 million on the divestiture of surplus equipment and a facility in Louisville, Kentucky in the first nine months of 2009. Capital expenditures amounted to $4.0 million for the 2009 nine-month period and were primarily funded out of proceeds from sale and the revolving credit facility. The capital expenditures in 2009 nine-month period were for land in Winnipeg, Manitoba; rolling stock and information technology expenditures. In the first nine months of 2008 the majority of capital expenditures were for the purchase of facilities in Kansas City, Kansas; Las Vegas, Nevada; and construction costs of the new LTL service center in Toronto, Ontario. The table below sets forth the Company’s capital expenditures for the three- and nine-month periods ended September 30, 2009 and 2008.

	For the three months ended Sept. 30,		For the nine months ended Sept. 30,
(in thousands of dollars)	2009	2008	2009	2008
Real estate and buildings	$12	$895	$732	$8,531
Tractors	72	1,220	588	1,267
Trailing fleet	55	111	1,738	769
Information technology	57	203	323	487
Leasehold improvements	112	12	152	104
Other equipment	198	267	422	698

Total	$506	$2,708	$3,955	$11,856

Management estimates that cash capital expenditures, excluding real estate additions for the remainder of 2009, will be between $1.0 million and $3.0 million. The Company may enter into operating leases to fund the acquisition of specific equipment should the business levels exceed the current equipment capacity of the Company. The Company expects to finance its capital requirements with cash flow from operations, operating leases and, if required, its $28.6 million of available credit facilities.

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

The following table summarizes our significant contractual obligations and commercial commitments as of September 30, 2009:

(in thousands of dollars) Contractual Obligations	Total	Payments due by period
		2009	2010 & 2011	2012 & 2013	Thereafter
Term credit facilities	$34,572	$3,268	$28,804	$2,500	$	Nil
Revolving credit facilities	50,195	Nil	Nil	50,195		Nil
Capital lease obligations	11,453	1,286	7,873	2,294		Nil
Estimated interest payments (1)	12,897	1,607	9,951	1,339		Nil

Sub-total	109,117	6,161	46,628	56,328		Nil
Operating leases	87,275	8,658	40,521	26,603		11,493

Total Contractual Obligations	$196,392	$14,819	$87,149	$82,931		$11,493

(1)	The Company has estimated its interest obligation on its fixed and variable rate obligations. For fixed rate debt where variable-to-fixed interest rate swaps are in place, the fixed interest rate was used to determine the interest obligation until the interest rate swaps mature. For other fixed rate debt, the fixed rate was used to determine the interest rate obligation. For variable rate debt the variable rate in place at September 30, 2009 was used to determine the total interest obligation.

In addition to the above-noted contractual obligations, the Company, as at September 30, 2009, utilized the revolving credit facilities for standby letters of credit (“LOC”) of $20.0 million. The letters of credit are used as collateral for self-insured retention of insurance claims. During the second quarter of 2009, Export Development Canada (“EDC”) provided guarantees up to $12.2 million on specific LOC’s to the Company’s syndicated lenders. In so doing the Company’s definition of funded debt in the associated credit agreement was amended to exclude LOC’s guaranteed by EDC.

A significant decrease in demand for our services could limit the Company’s ability to generate cash flow and affect its profitability. The Company’s credit agreement contains certain financial maintenance tests that require the Company to achieve stated levels of financial performance, which, if not achieved, could cause an acceleration of the payment schedules. Should the current macro-economic environment further destabilize, the Company may fail to comply with the aforementioned debt covenants within the next twelve months. As a result, the Company may seek to amend the debt covenants in its existing syndicated credit agreement. Assuming no significant decline in business levels or financial performance, Management expects that existing working capital, together with available revolving credit facilities, will be sufficient to fund operating and capital requirements as well as service the contractual obligations.

OUTLOOK

Through to September 30th 2009, the North American transportation operating environment proved to be more challenging than expected; however, Vitran had sequentially improved its quarterly income from operations. The LTL pricing environment continued to deteriorate as over capacity persisted in the sector. In the midst of these strong head winds, the Company launched a new integrated operating footprint, secured new significant revenue commitments, and expanded its length of haul in the LTL segment. The Logistics segment secured two new dedicated distribution contracts, one in California and the second in Texas. More importantly, the Company raised $21.3 million in a common share equity offering supported by new and existing shareholders that significantly bolstered the Company’s balance sheet.

Given the challenging economic backdrop and competitive pricing environment, there is uncertainty as to the timing of an economic upturn and the direction of the transportation sector. As such, Management is closely monitoring financing alternatives for capital and other needs. On a consolidated basis, the Company believes that it is operationally positioned to improve its financial position and results of operations if an improvement in the economic environment should materialize; however, should the environment worsen, Management will continually adjust its strategy and tactics in order to minimize the impact on the Company’s financial position and results of operations. Lastly, on a commercial basis, the Company launched a new marketing campaign throughout North America, fully integrated across the LTL and Logistics segments with the objective of securing further revenue commitments in its LTL and Logistics segments.

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

Estimated Revenue Adjustments

Generally, the pricing assessed by companies in the LTL business is subject to subsequent adjustments due to several factors, including weight and freight classification verifications, shipper bill of lading errors, pricing errors, pricing discounts and other miscellaneous revenue adjustments. Revenue adjustments may also include customer short payment write-offs, overcharge and undercharge claims. The provision for revenue adjustments is evaluated and updated based on revenue levels, current trends and historical experience. These revenue adjustments are recorded as a reduction in revenue from operations and accrued for in the allowance for doubtful accounts

Allowance for Doubtful Accounts

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

Goodwill and Intangible Assets

The Company performs its goodwill impairment test annually and more frequently if events or changes in circumstances indicate that an impairment loss may have occurred. Impairment is tested at the reporting unit level by comparing the reporting unit’s carrying amount to its implied fair value. The methodology used to measure fair value is a discounted cash flow method which is an income approach and a market approach which estimates fair value using market multiples of appropriate financial measures compared to a set of comparable public companies in the transportation and logistics industry. The fair value methods require certain assumptions for growth in earnings before interest, taxes and depreciation, future tax rates, capital re-investment, fair value of the assets and liabilities, and discount rate. Actual impairment of goodwill could differ from these assumptions based on market conditions and other factors. In the event goodwill is determined to be impaired, a charge to earnings would be required. At September 30, 2009 the Company completed its annual goodwill impairment test and concluded that there was no impairment.

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

Share-Based Compensation

Under the Company’s stock option plan, options to purchase common shares of the Company may be granted to key employees, officers and directors of the Company and its affiliates by the Board of Directors or by the Company’s Compensation Committee. The Company accounts for stock options in accordance with FASB ASC 718-10 with compensation expense amortized over the vesting period based on the Black-Scholes-Merton fair value on the grant date. The assumptions used to value stock options are dividend yield, expected volatility, risk-free interest rate, expected life and anticipated forfeiture. The Company does not pay any dividends on its common shares, therefore the dividend yield is zero. We use the historical method to calculate volatility with the historical period being equal to the expected life of each option. This calculation is then used to approximate the potential for the share price to increase over the expected life of the option. The risk-free interest rate is based on the government of Canada issued bond rate in effect at the time of the grant. Expected life represents the length of time the option is estimated to be outstanding before being exercised or forfeited. Historical information is used to determine the forfeiture rate.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the deferred tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Significant judgment is required in determining whether deferred tax assets will be realized in full or in part. If it were ever estimated that it is more likely than not that all or some portion of specific deferred tax assets will not be realized, a valuation allowance must be established for the amount of deferred tax assets that is estimated not to be realized. A valuation allowance for deferred tax assets has not been deemed necessary at September 30, 2009. Accordingly, if the facts or financial results were to change, thereby impacting the likelihood of realizing the deferred tax assets, judgment would have to be applied to estimate the amount of valuation allowance required in any given period.

FASB ASC 740-10 requires that uncertain tax positions are evaluated in a two-step process, whereby (1) the Company determines whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company would recognize the largest amount of tax benefit that is greater than fifty percent likely of being realized upon ultimate settlement with the related tax authority.

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

QUARTERLY RESULTS

(thousands of dollars except per share amounts)	2009 Q3	2009 Q2	2009 Q1	2008 Q4	2008 Q3	2008 Q2	2008 Q1	2007 Q4
Revenue	$165,916	$158,682	$139,635	$154,235	$198,605	$195,990	$177,507	$174,310
Goodwill impairment	—	—	—	*107,351		—		—
Income from operations	2,359	2,037	(2,854)	(111,287)	3,981	8,048	1,926	2,750
Net Income	281	440	(2,356)	(79,002)	2,066	4,577	1,134	1,669
Income per share:
Basic	$0.02	$0.03	$(0.17)	$(5.85)	$0.15	$0.34	$0.08	$0.12
Diluted	0.02	0.03	(0.17)	(5.85)	0.15	0.34	0.08	0.12
Weighted average number of shares:
Basic	13,886,286	13,498,159	13,498,159	13,498,159	13,493,757	13,483,159	13,465,357	13,457,619
Diluted	14,001,903	13,592,162	13,498,159	13,498,159	13,647,774	13,630,974	13,611,446	13,621,272

*	In the fourth quarter of 2008, Vitran recorded a pre-tax non-cash goodwill impairment charge of $107.4 million negatively impacting income from operations.

Definitions of non-GAAP measures:

(1)	Operating ratio (“OR”) is a non-GAAP financial measure which does not have any standardized meaning prescribed by GAAP. OR is the sum of total operating expenses, divided by revenue. OR allows management to measure the Company and its various segments’ operating efficiency. OR is a widely recognized measure in the transportation industry which provides a comparable benchmark for evaluating the Company’s performance compared to its competitors. Investors should also note that the Company’s presentation of OR may not be comparable to similarly titled measures by other companies. OR is calculated as follows:

	Three months Ended Sept. 30, 2009	Three months Ended Sept. 30, 2008	Nine months Ended Sept. 30, 2009	Nine months Ended Sept. 30, 2008
Total Operating expenses	$163,557	$194,624	$462,691	$558,147
Revenue	$165,916	$198,605	$464,233	$572,102

Operating ratio (“OR”)	98.6%	98.0%	99.7%	97.6%

(2)	A shipment is a single movement of goods from a point of origin to its final destination as described on a bill of lading document.

(3)	Weight represents the total pounds shipped.

(4)	Revenue per shipment represents revenue divided by the number of shipments.

(5)	Revenue per hundredweight is the price obtained for transporting 100 pounds of LTL freight from point to point, calculated by dividing the revenue for an LTL shipment by the hundredweight (weight in pounds divided by 100) for a shipment.

(6)	Revenue per total mile represents revenue divided by the total miles driven.

(7)	The Company began to measure length of haul in July 2008, but believes the July length of haul is indicative of the 2008 third quarter for comparative purposes. Length of haul is the sum of total miles derived between the zip code origin and zip code destination of shipments divided by the number of shipments.

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

(in thousands of dollars)		Payments due by period
Long-term debt	Total	2009	2010 & 2011	2012 & 2013	Thereafter
Variable Rate
Term bank facility	$33,500	$3,000	$28,000	$2,500	$	Nil
Average interest rate (LIBOR)	5.28%	5.28%	5.28%	5.28%

Term bank facility	1,072	268	804	Nil		Nil
Average interest rate (LIBOR)	2.27%	2.27%	2.27%

Revolving bank facility	45,301	Nil	Nil	45,301		Nil
Average interest rate (LIBOR)	5.28%			5.28%		Nil

Revolving bank facility	4,894	Nil	Nil	4,894		Nil
Average interest rate (CAD Prime)	7.5%			7.5%

Fixed Rate
Capital lease obligations	11,453	1,286	7,873	2,294		Nil
Average interest rate	6.15%	6.15%	6.15%	6.15%

Total	$96,220	$4,554	$36,677	$54,989	$	Nil

The Company uses variable-to-fixed interest rate swaps on its term and revolving credit facilities with a notional amount of $32.1 million at September 30, 2009. The average pay rate on the swaps is 5.0% and the average receive rate is the three-month LIBOR rate, which is currently 0.28%. To value the interest rate swaps, a discounted cash flow model is utilized. Primary inputs into the model that will cause the fair value to fluctuate period-to-period include the fixed interest rates, the future interest rates, credit risk and the remaining time to maturity of the interest rate swaps. Management’s intention is to hold the interest rate swaps to maturity.

The Company is exposed to foreign currency risk as fluctuations in the United States dollar against the Canadian dollar can impact the financial results of the Company. The Company’s Canadian operations realize foreign currency exchange gains and losses on the United States dollar denominated revenue generated against Canadian dollar denominated expenses. Furthermore, the Company reports its results in United States dollars thereby exposing the results of the Company’s Canadian operations to foreign currency fluctuations. In addition, the Company’s United States dollar debt of $75.0 million is designated as a hedge of the investment in the United States’ self-sustaining foreign operations.

Item 4. Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of Company Management, including the Chief Executive Officer

(“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design, implementation and operation of its “disclosure controls and procedures”, as such term is defined in Rule 13a-15(e) of the Exchange Act. Based on this evaluation, the Company’s CEO and CFO have concluded that the Company’s “disclosure controls and procedures” are effective as of September 30, 2009 to enable the Company to record, process, summarize and report in a timely manner the information that the Company is required to disclose in submissions and filings with the SEC in accordance with the Exchange Act.

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

Item 1A. Risk Factors

Our industry is highly competitive, and our business will suffer if we are unable to adequately address potential downward pricing pressures and other factors that may adversely affect operations and profitability.

The transportation industry is highly competitive on the basis of both price and service. We compete with regional, inter-regional and national LTL carriers, truckload carriers, third party logistics companies and, to a lesser extent, small-package carriers, air freight carriers and railroads. Numerous competitive factors could impair our ability to maintain our current profitability. These factors include the following:

•

we compete with many other transportation service providers of varying sizes, many of which have more equipment, a broader coverage network, a wider range of services and greater capital resources than we do or have other competitive advantages;

•

some of our competitors periodically reduce their prices to gain business, especially during times of reduced growth rates in the economy, which may limit our ability to maintain or increase our prices or maintain significant growth in our business;

•	many customers reduce the number of carriers they use by selecting so-called “core carriers” as approved transportation service providers, and in some instances we may not be selected;

•	our customers may negotiate rates or contracts that minimize or eliminate our ability to offset fuel price increases through a fuel surcharge on our customers;

•	many customers periodically accept bids from multiple carriers for their shipping needs, and this process may depress prices or result in the loss of some business to competitors;

•	the trend towards consolidation in the surface transportation industry may create other large carriers with greater financial resources than us and other competitive advantages relating to their size;

•	advances in technology require increased investments to remain competitive, and our customers may not be willing to accept higher prices to cover the cost of these investments; and

•	competition from non-asset-based logistics and freight brokerage companies may adversely affect our customer relationships and prices.

We are subject to financial covenants under our term and revolving credit facilities.

Under our current term and revolving credit facilities, we are subject to certain financial covenants that, among other things, require maintenance of certain maximum leverage, minimum EBITDA and minimum interest and rent coverage ratios. These financial covenants could limit the availability of capital to fund future growth. In addition, our inability to continue to successfully operate our business and achieve our level of financial performance could cause us not to be able to be in continued compliance with these covenants. Our inability to maintain compliance with our financial covenants could result in a default under our credit facilities which could require us to attempt to re-negotiate these financial covenants, attempt to obtain new financing or scale back our business operations to achieve compliance. There is no assurance that we would be able to re-negotiate our financial covenants in this event which could reduce the amount of credit available under our credit facilities.

We are subject to general economic factors that are largely out of our control, any of which could have a material adverse effect on the results of our operations.

Our business is subject to a number of general economic factors that may have a material adverse effect on the results of our operations, many of which are largely out of our control. These include recessionary economic cycles and downturns in customer business cycles, particularly in market segments and industries, such as retail, manufacturing and chemical, where we have a significant concentration of customers. Economic conditions may adversely affect the business levels of our customers, the amount of transportation services they need and their ability to pay for our services. It is not possible to predict the long-term effects of above-mentioned factors on the economy or on customer confidence in Canada or the United States, or the impact, if any, on our future results of operations. Adverse changes in economic conditions could result in declines to our revenues and a reduction in our current level of profitability.

If the world-wide financial crisis continues or intensifies, it could adversely impact demand for our services.

The global capital markets have been experiencing significant disruption and volatility over the past year as evidenced by a lack of liquidity in the debt markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market and failure of certain major financial institutions. Continued market disruptions could cause broader economic downturns which may lead to lower demand for our services, increased incidence of customers’ inability to pay their accounts, or insolvency of our customers, any of which could adversely affect our results of operations, liquidity, cash flows and financial condition.

Moreover, such market disruptions may increase our cost of borrowing or affect our ability to access debt and equity capital markets. Market conditions may affect our ability to refinance indebtedness as and when it becomes due. We are unable to predict the effect the uncertainty in the capital markets may have on our financial condition, results of operations or cash flows. Our ability to repay or refinance our indebtedness will depend upon our future operating performance which will be affected by general economic, financial, competitive, legislative, regulatory and other factors beyond our control.

Our supply chain solutions logistics business is dependent upon long term relationships with our customers.

We have entered into long-term relationships with our customers whereby we have agreed to provide supply chain solutions to our customers which involve the establishment and operation of warehousing, inventory management and flow-through distribution facilities. The success of these relationships is dependent upon our continued ability to meet the requirements under our customers’ contracts, as well as the continued financial success and business operations of our customers. If we are unable to continue to deliver our supply chain solutions to our customers, either as a result of a determination by our customers not to continue to use our services or our customer ceasing to operate its business for any reason, our revenues from our supply chain solutions business may decline and we may not be able to recover our investment in the distribution facilities that we have established to deliver these services to our customers.

Increases in our operating expenses could cause our profitability to decline.

Our significant cash operating expenses include: salaries, wages and employee benefits, purchased transportation, maintenance expenses, rents and leases, purchased labor and owner operators, fuel and fuel related expenses. Increases in our operating expenses will adversely impact on our profitability to the extent that we are not able to pass these increased expenses on to our customers through increased rates for our transportation services. Many of these operating expenses are beyond our control and, in addition, are subject to competitive forces. Further, we operate in a price sensitive industry where customers have many alternatives for their transportation services and, as a result, we may have limited ability to pass on increased operating expenses to our customers.

Unsuccessful execution of our acquisition strategy could cause our business and future growth prospects to suffer.

We may not be able to implement our strategy to acquire other transportation companies, which depends in part on the availability of suitable candidates. In addition, we may face competition for the acquisition of attractive carriers from other consolidators in the freight transportation industry who may be larger or better financed than we are. Furthermore, there can be no assurance that if we acquire what we consider to be a suitable candidate in accordance with our growth strategy, we will be able to successfully integrate the operations of the acquired company into our operations on an accretive basis. If we are unable to successfully integrate the operations of the acquired company, we may not be able to achieve the anticipated benefits of such acquisition and the performance of our operations after completion of such acquisition could be adversely affected.

Significant ongoing capital requirements could limit growth and affect profitability.

Our business is capital intensive. If we are unable to generate sufficient cash from operations to fund our capital requirements, we may have to limit our growth, utilize our existing, or enter into additional, financing arrangements. While we intend to finance expansion and renovation projects with existing cash, cash flow from operations and available borrowings under our existing credit agreement, we may require additional financing to support our continued growth. However, due to the existing uncertainty in the capital and credit markets, capital may not be available on terms acceptable to us. If we are unable in the future to generate sufficient cash flow from operations or borrow the necessary capital to fund our planned capital expenditures, we will be forced to limit our growth and/or operate our equipment for longer periods of time, resulting in increased maintenance costs, any of which could have a material adverse effect on our operating results.

If any of the financial institutions that have extended credit commitments to us are or continue to be adversely affected by current economic conditions and disruption to the capital and credit markets, they may become unable to fund borrowings under their credit commitments or otherwise fulfill their obligations to us, which could have a material adverse impact on our financial condition and our ability to borrow additional funds, if needed, for working capital, capital expenditures, acquisitions and other corporate purposes.

We are a corporation based outside the United States.

We are a Canadian based corporation with substantial operations in the United States. Changes in United States laws or the application thereof, including regulatory, homeland security or taxation, that primarily impact foreign corporations could have a material adverse effect on our prospects, business, financial condition and results of operations. Increased regulation could increase both the time and cost of transportation across the United States/ Canada border with the result that demand for cross-border transportation services may decline and our costs of providing these services may increase.

Fluctuations in the price and availability of fuel may adversely impact profitability.

Fuel is a significant operating expense. We do not hedge against the risk of fuel price increases. Any increase in fuel taxes or fuel prices or any change in federal, state or provincial regulations that results in such an increase, to the extent that the increase is not offset by freight rate increases or fuel surcharges to customers, or any interruption in the supply of fuel, could have a material adverse effect on our business, operations or financial condition.

While we have historically been able to adjust our pricing to offset changes to the cost of fuel, through changes to base rates and/or fuel surcharges, we cannot be certain that we will be able to do so in the future.

In addition, we are subject to risks associated with the availability of fuel, which are subject to political, economic and market factors that are outside of our control. We would be adversely affected by an inability to obtain fuel in the future. Although historically we have been able to obtain fuel from various sources and in the desired quantities, there can no assurance that this will continue to be the case in the future.

Our industry is subject to numerous laws and regulations in Canada and the United States, exposing us to potential claims and compliance costs that could have a material adverse affect on our business.

We are subject to numerous laws and regulations by the U.S. Department of Transportation (“DOT”), Environmental Protection Agency, Internal Revenue Service, Canada Revenue Agency and various other federal, state, provincial and municipal authorities. Such regulatory agencies exercise broad powers over our business, generally governing such activities as authorization to engage in motor carrier operations and safety and financial reporting. Our employees and owner operators must also comply with the safety and fitness regulations promulgated by the DOT, including those relating to drug and alcohol testing and hours of service, driver hours-of-service limitations, labour-organizing activities, stricter cargo-security requirements, tax laws and environmental matters, including potential limits on carbon emissions under climate-change legislation. We may become subject to new or more restrictive regulations relating to fuel emissions, ergonomics, or limits on vehicle weight and size.

We are not able to accurately predict how new governmental laws and regulations, or changes to existing laws and regulations, will affect the transportation industry generally, or us in particular. Although government regulation that affects us and our competitors may simply result in higher costs that can be passed to customers, there can be no assurance that this will be the case. Any additional measures that may be required by future laws and regulations or changes to existing laws and regulations may require us to make changes to our operating practices or services provided to our customers and may result in additional costs, all of which could have an adverse effect on us.

Changes in governmental regulation may impact future cash flows and profitability.

In Canada, carriers must obtain licenses issued by each provincial transport board in order to carry goods extra-provincially or to transport goods within any province. Licensing from U.S. regulatory authorities is also required for the transportation of goods between Canada and the United States and within the United States. Any change in these regulations could have an impact on the scope of our activities. There is no assurance that we will be in full compliance at all times with such policies and guidelines. As a result, we could be required, at some future date, to incur significant costs in order to maintain or improve our compliance record.

Results of operations may be affected by seasonal factors and harsh weather conditions.

Our business is subject to seasonal fluctuations. In the trucking industry for a typical year, the second and third quarters usually have the highest business levels, while the first and fourth quarters generally have the lowest business levels. The fourth quarter holiday season and adverse weather conditions generally experienced in the first quarter of the year, such as heavy snow and ice storms, have a negative impact on operating results.

If additional employees unionize, our operating costs would increase.

We have a history of positive labour relations that will continue to be important to future success. Two of our terminals in Canada, representing 1.9% of our labour force, are represented by the International Brotherhood of Teamsters and the Canadian Auto Workers Association. The collective bargaining agreements between us and our unionized employees expire on February 28, 2011, and on March 31, 2015, respectively. There can be no assurance that the collective bargaining agreements will be re-negotiated on terms acceptable or favourable to us. There can be no assurance that other employees will not unionize in the future. From time to time there could be efforts to organize our employees at various other terminals, which could increase our operating costs and force us to alter our operating methods. This could, in turn, have a material adverse effect on our business, operations or financial condition.

Various environmental laws and regulations, and costs of compliance with, liabilities under, or violations of, existing or future environmental laws or regulations could adversely affect our results.

Our operations are subject to environmental laws and regulations dealing with the handling of hazardous materials, underground fuel storage tanks and discharge and retention of storm water. We operate in industrial areas where truck terminals and other industrial activities are located and where groundwater or other forms of environmental contamination may have occurred. Our operations involve the risks of fuel spillage or seepage, environmental damage and hazardous waste disposal, among others. If we are involved in a spill or other accident involving hazardous substances or if we are found to be in violation of applicable laws or regulations, it could have a material adverse effect on our business and operating results. If we fail to comply with applicable environmental regulations, we could be subject to substantial fines or penalties and to civil and criminal liability.

In addition, as global warming issues become more prevalent, federal and local governments and our customers are beginning to respond to these issues. This increased focus on sustainability may result in new regulations and customer requirements that could negatively affect us. This could cause us to incur additional direct costs or to make changes to our operations in order to comply with any new regulations and customer requirements, as well as increased indirect costs or loss of revenue resulting from, among other things, our customers incurring additional compliance costs that affect our costs and revenues. We could also lose revenue if our customers divert business from us because we have not complied with their sustainability requirements. These costs, changes and loss of revenue could have a material adverse affect on our business, financial condition and results of operations.

Loss of key personnel could harm our business, operations or financial condition.

The success of our business is dependent upon the active participation of certain management personnel who have extensive experience in the industry. The loss of the services of one or more of such personnel for any reason may have an adverse effect on our business if we are unable to secure replacement personnel that have sufficient experience in our industry and in the management of a transportation business such as ours. Our inability to successfully replace management personnel could result in a disruption to our business that could adversely impact on our profitability and financial condition.

Exchange rate and currency risks may impact our financial results.

As we operate both in the United States and in Canada, our financial results are affected by changes in the U.S. dollar exchange rate relative to the currencies of other countries including the Canadian dollar. To reduce the exposure to currency fluctuations, we may enter into limited foreign exchange contracts from time to time, but these hedges do not eliminate the potential that such fluctuations may have an adverse effect on us. In addition, foreign exchange contracts expose us to the risk of default by the counterparties to such contracts, which could have a material adverse effect on our business. Our inability to successfully mitigate our exposure to currency fluctuations could result in increased expenses attributable to foreign exchange loss.

Insurance and claims expenses could significantly reduce our profitability.

Our operations are subject to risks normally inherent in the freight transportation industry, including potential liability which could result from, among other circumstances, personal injury or property damage arising from accidents or incidents involving trucks operated by us or our agents. The availability of, and ability to collect on, insurance coverage is subject to factors beyond our control. In addition, we may become subject to liability for hazards which we cannot or may not elect to insure because of high premium costs or other reasons, or for occurrences which exceed maximum coverage under our policies. Our future insurance and claims expenses might exceed historical levels, which could reduce our earnings. Increases to our premiums could further increase our insurance and claims expenses as current coverages expire or cause us to raise our self-insured retention. If the number or severity of claims for which we are self-insured increases, or we suffer adverse development in claims compared with our reserves, or any claim exceeded the limits of our insurance coverage, this could have a material adverse effect on our business, operations or financial condition.

Moreover, any accident or incident involving us, even if we are fully insured or held not to be liable, could negatively affect our reputation among customers and the public, thereby making it more difficult for us to compete effectively, and could significantly affect the cost and availability of insurance in the future.

We rely on purchased transportation, making us vulnerable to increases in costs of these services.

In Canada, we use purchased transportation, primarily intermodal rail from CN Rail, to provide cost effective service on our east-west national LTL service offering. Any reduction in service by the railroad or increase in the cost of such rail services is likely to increase costs for us and reduce the reliability, timeliness and overall attractiveness of rail-based services. This would negatively impact on our ability to provide our services, with the result that we may be forced to use more expensive or less efficient alternative modes of transportation to provide our services to our customers.

In the United States, we use purchased transportation primarily to handle lane imbalances and to accommodate surges in business. We will also, on occasion, augment our linehaul capacity during certain peak periods through the use of purchased transportation. A reduction in the availability of purchased transportation may require us to incur increased costs to satisfy customer shipping orders and we may be unable to pass along increases in third party shipping prices to our customers.

Our business may be adversely affected by anti-terrorism measures.

Federal, state, provincial and municipal authorities have implemented and are continuing to implement various anti-terrorism measures, including checkpoints and travel restrictions on large trucks. If additional security measures disrupt or impede the timing of our deliveries, we may fail to meet the needs of our customers or may incur increased expenses to do so. This could result in a reduction in demand for our cross-border transportation services and increase the cost of providing these services, each of which could negatively impact on our profitability. There can be no assurance that new anti-terrorism measures will not be implemented and that such new measures will not have a material adverse effect on our business, operations or financial condition.

Interest rate fluctuations will impact our financial results.

In order to mitigate the exposure to interest rate risk in 2009 and for future periods, we entered into floating-to-fixed interest rate swap contracts with various expiry dates extending to December 31, 2011. Management continues to evaluate our need to fix interest rate exposure or unwind current interest rate swap contracts on an ongoing basis. Our inability to successfully mitigate our exposure to interest rate risk could result in us being exposed to increases to interest rates, which interest rate increases would increase our operating costs.

Difficulty in attracting qualified drivers could adversely affect our profitability and ability to grow.

We are dependent on our ability to hire and retain qualified drivers including owner operators. There is significant competition for qualified drivers within the trucking industry and attracting and retaining drivers has become more challenging. If we are unable to attract drivers and contract with owner operators, we may experience shortages of qualified drivers that could result in us not meeting customer demands, pressure to upwardly adjust our driver compensation package, underutilization of our truck fleet and/or use of higher cost purchased transportation, all of which could have a material adverse effect on our operating results, our growth and profitability.

Our information technology systems are subject to certain risks that we cannot control.

We depend on our information technology systems in order to deliver reliable transportation services to our customers in an efficient and timely manner. We have integrated the information technology and operations of our acquired companies and will integrate future acquisitions within our U.S. LTL business unit. Any disruption to our technology infrastructure could result in delays in delivery of transportation services to our clients and increased operating costs as a result of decreased operating efficiencies, each of which could adversely impact our customer service, revenues and profitability. While we have invested and continue to invest in technology security initiatives and disaster recovery plans, these measures cannot fully protect us from technology disruptions that could have a material adverse effect on us. Our information technology remains susceptible to outages, computer viruses, break-ins and similar disruptions that may inhibit our ability to provide services to our customers and the ability of our customers to access our systems. This may result in the loss of customers or a reduction in demand for our services. Integration initiatives may not realize the anticipated benefits due to operational issues, disruptions and distractions for employees and management, and potential failures in due diligence.

An increase in the cost of healthcare benefits in the United States could have a negative impact on our profitability.

We maintain and sponsor health insurance for our employees, retirees and their dependents in the United States through preferred provider organizations, and offer a competitive healthcare program to attract and retain our employees. These benefits comprise a significant portion of our operating expenses. Lower interest rates and/or lower returns on plan assets may cause increases in the expense of, and funding requirements for, our healthcare plans. We remain subject to volatility associated with interest rates, returns on plan assets, and funding requirements. It is possible that healthcare costs could become increasingly cost prohibitive, either forcing us to make changes to our benefits program or negatively impacting our future profitability.

As a holding company, Vitran is dependent on various factors to meet its financial obligations.

Vitran is a holding company. Vitran’s ability to meet its financial obligations is dependant primarily upon the receipt of interest and principal payments on intercompany advances, management fee payments, cash dividends and other payments from Vitran’s subsidiaries together with the proceeds raised through the issuance of securities.

Item 2. Unregistered Sale of Equity and Use of Proceeds

On September 21, 2009, the Company completed a private placement (the “Private Placement”) of 2,698,282 common shares (the “Shares”) to several accredited investors pursuant to a securities purchase agreement (the “Securities Purchase Agreement”) entered into on September 17, 2009. The Shares were issued at a price of $8.50 per share, for aggregate gross proceeds of approximately $23.0 million. The net proceeds from the issuance of common shares were used to repay senior indebtedness.

The entering into of the Securities Purchase Agreement was previously disclosed in Item 1.01 of the Current Report of the Company filed with the Securities and Exchange Commission (the “SEC”) on September 18, 2009. The Securities Purchase Agreement was attached as an exhibit to that previously filed Form 8-K.

On closing of the Private Placement, the Company entered into a registration rights agreement with the investors pursuant to which the Company has agreed to file a registration statement with the SEC as soon as practicable, but in no event later than 30 days following the closing under the Private Placement. The registration statement will register for resale the Shares issued to the investors in an offering to be made on a continuous basis pursuant to Rule 415 promulgated by the SEC pursuant to the Securities Act of 1933, as amended (the “Securities Act”). The Company also agreed to use its commercially reasonable best efforts to have the registration statement declared effective as soon as practicable after the filing date of the registration statement, but in any event no later than the 90th day after the closing date. The Company has agreed to keep the registration statement continuously effective pursuant to Rule 415 at all times until the earlier of (i) the date as of which the investors may sell all of the Shares covered by the registration statement without limitation or restriction pursuant to Rule 144 (or any successor thereto) promulgated under the Securities Act without the requirement for the Company to be in compliance with the current public information requirements under Rule 144, or (ii) the date on which the investors shall have sold all of the Shares covered by the registration statement. If the Registration Statement (i) has not been filed by the date required above, or (ii) has not been declared effective by the SEC on or before the date that is 90 days after the closing date, then the Company will be obligated to pay as a partial remedy to the investors in an amount equal to 1.0% of the aggregate purchase price for the registrable securities purchased by the investors, for each 30-day period, or pro rata for any portion thereof, following the date by which the Registration Statement should have been filed or declared effective; provided, however, that the aggregate amount of such payments shall not exceed 10% of the aggregate purchase price for the registrable securities purchased by the investors.

In addition, certain officers of the Company and all of the directors have entered into lock-up agreements in favor of the investors whereby such officers and directors have agreed not to sell any securities of the Company held by them from the date of closing until 30 days after the earlier of (i) the date on which the registration statement described above is declared effective by the SEC, and (ii) the date on which the investors under the Private Placement may resell the Shares without registration under Rule 144 of the Securities Act.

The Shares were offered and sold in the Private Placement to several accredited investors without registration under the Securities Act, or the securities laws of certain states, in reliance on the exemptions provided by Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder and in reliance on similar exemptions under applicable state laws. Each investor represented that the investor qualified as an “accredited investor,” as defined under Rule 501(a) of Regulation D. All Shares were issued as restricted securities and the certificates representing the shares were endorsed with legends confirming that the Shares had been issued without registration under the Securities Act and cannot be sold or otherwise transferred without registration under the Securities Act or an exemption from such registration requirements.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

Exhibits

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated October 27, 2009

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated October 27, 2009

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated October 27, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VITRAN CORPORATION INC.

Date: October 27, 2009	/s/ SEAN P. WASHCHUK
Sean P. Washchuk
Vice President of Finance and Chief Financial Officer (Principle Financial Officer)