Form 10-K
period 2009-12-31
VITRAN CORP INC
filed 2010-02-08
CIK 946823

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________________

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐   No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐   No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☐   No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  16,266,441 common shares outstanding at February 5, 2010.  The aggregate market value of the voting stock of the registrant, excluding directors, officers and registered holders of 10% as of February 5, 2010 was approximately $141,522,000.

DOCUMENTS INCORPORATED BY REFERENCE

1)  Portions of the Proxy Statement for the 2010 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed within 120 days of the end of the fiscal year ended December 31, 2009, are incorporated by reference in Part III hereof. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

Unless otherwise indicated all dollar references herein are in United States dollars.

Forward-Looking Statements

Forward-looking statements appear in the Annual Report on Form 10-K, including but not limited to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other written and oral statement made by or on behalf of us.  Our forward-looking statements are based on our beliefs and assumptions using information available at the time the statements are made.  We direct the reader to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a more thorough description of forward-looking statements.

PART I

ITEM 1 - BUSINESS

OVERVIEW

Vitran Corporation Inc. (“Vitran” or the “Company”) is a leading, predominantly non-union, provider of freight surface transportation and related supply chain services throughout Canada and in 29 states in the eastern, central, southwestern, and western United States. The Company’s business consists of Less-than-truckload services (“LTL”), Supply Chain Operation (“SCO”), and Truckload (“TL”) services. These services are provided by stand-alone business units within their respective regions. The business units operate independently or in a complementary manner to provide solutions depending on a customer’s needs.  For the years ended December 31, 2009 and 2008, the Company had revenues of $629.3 million and $726.3 million, respectively.

CORPORATE STRUCTURE

Vitran’s principal executive and registered office is located at 185 The West Mall, Suite 701, Toronto, Ontario, Canada, M9C 5L5. Vitran Corporation Inc. was incorporated in Ontario under the Business Corporation Act (Ontario) on April 29, 1981.

Vitran’s business is carried on through its subsidiaries which hold the relevant licenses and permits required to carry on business.  The following are Vitran’s principal operating subsidiaries (including their jurisdiction of incorporation), all wholly owned as at December 31, 2009:  Vitran Express Canada Inc. (Ontario); Can-Am Logistics Inc. (Ontario); Vitran Logistics Ltd. (Ontario); Expéditeur T.W. Ltée (Canada); Vitran Corporation (Nevada); Vitran Express Inc. (Pennsylvania); Frontier Transport Corporation (Indiana); Vitran Logistics Corp. (Delaware); Vitran Logistics Inc. (Indiana); and Las Vegas/L.A. Express, Inc. (California).

OPERATING SEGMENTS

Segment financial information is included in Note 12 to the Consolidated Financial Statements.

LTL Services

Vitran has grown organically and made strategic acquisitions to build a comprehensive LTL network throughout Canada and in the central, southwestern, and western United States.  Vitran’s LTL business represented approximately 82.5% of its revenue for the year ended December 31, 2009.

On May 31, 2005, Vitran expanded into the southwestern United States by acquiring Chris Truck Line (“CTL”), a Kansas-based regional less-than-truckload carrier serving 11 states.  With the acquisition of CTL, Vitran obtained an additional 19 service centers covering 11 states, including new territory in Colorado, Kansas, Oklahoma, and Texas.  On January 3, 2006, Vitran, through its subsidiary Vitran Express West Inc., expanded into the western United States by acquiring the assets of Sierra West Express (“SWE”), a Nevada-based regional less-than-truckload carrier serving three states.  With the acquisition of SWE, Vitran expanded its footprint to California, Nevada, and Arizona.   On October 2, 2006, Vitran expanded into the eastern United States by acquiring PJAX Freight System (“PJAX”), a Pennsylvania-based regional less-than-truckload carrier serving 11 states.  With the acquisition of PJAX, Vitran obtained 22 service centers including expanded and new state coverage in New Jersey, Pennsylvania, Delaware, Maryland, West Virginia and Virginia.  During 2008 the U.S. LTL business unit launched a new integrated operating system and completed the physical and operational integrations of all its LTL companies.  Therefore in 2009 the U.S. LTL business unit increased its competitiveness in the U.S. inter-regional market segment as evidenced by the 22.5% increase in the business unit’s length of haul in 2009.   Lastly, on December 31, 2009 these acquired companies were re-organized for tax purposes with Vitran’s existing LTL operation Vitran Express Inc. (Indiana) to form Vitran Express Inc. (Pennsylvania).

  Within the United States, the Company operates primarily within the eastern, central, southwestern and western United States and delivers approximately 83.0% of its freight shipments within one or two days. In addition, the Company offers its services to the other regions in the United States (other than Alaska and Hawaii) through its strategic inter-regional relationships. The service is provided over-the-road, mostly by Company drivers, which allows more control in servicing these time-sensitive shipments.  Vitran’s U.S. LTL business represented approximately 71.4% of total LTL revenues for the year ended December 31, 2009.

Within Canada, the Company provides next-day service within Ontario, Quebec and parts of western Canada, and generates most of its revenue from the movement of LTL freight within the three- to five-day east-west service lanes.  The majority of its trans-Canada freight is shipped intermodally, whereby the Company’s containers are loaded onto rail cars and trans-loaded to Vitran facilities where Vitran’s network of owner operators pick up and deliver the freight to various destinations. An expedited service solution is also offered nationally using over-the-road driver teams to complete these deliveries in a shorter time frame.  Vitran’s Canadian LTL business represented approximately 28.6% of total LTL revenues for the year ended December 31, 2009.

Vitran’s Transborder Service Solution (inter-regional) provides over-the-road service between its Canadian LTL and U.S. LTL business units. This is the Company’s highest margin and fastest growing service, achieving a four year compounded average growth rate of approximately 10% per annum at December 31, 2009.

Supply Chain Operation

Vitran’s Supply Chain Operation segment, (“SCO”) represented approximately 12.1% of its revenues for the year ended December 31, 2009.  The SCO involves the management and transportation of goods and the provision of information about such goods as they pass through the supply chain from manufacturer to end user. The SCO’s role is to design a supply chain network for a customer, contract with the necessary suppliers (including Vitran’s LTL services), implement the design and management of the logistical system.  Vitran’s SCO offers a range of services in Canada and the United States including cross-docks, inventory management, flow-through distribution facilities, and dedicated distribution facilities that focus primarily on long-term customized supply chain solutions.  In addition, SCO provides over-the-road or intermodal freight brokerage services with sales offices in Toronto, Montreal and Los Angeles so as to capitalize on international traffic flows in North America.

Over the past decade, Vitran has grown its SCO segment organically and on November 30, 2007 announced the strategic acquisition of Las Vegas/L.A. Express Inc. (“LVLA”), a retail supply-chain management specialist based in Ontario, California.  LVLA operated six facilities, adding 470,000 square feet of logistics space. As at December 31, 2009 SCO had approximately 2.0 million square feet of warehouse and distribution space under management.

Truckload

Vitran’s Truckload business, operating as Frontier Transport Corporation (“Frontier”), provides truckload service within the United States.  Frontier utilizes its company-controlled trailing equipment and tractor owner operators.  The business is primarily dry van but also offers temperature-controlled service in select markets. Frontier operates from two terminals, one in Atlanta and the other in Indianapolis where the main administration office is located.  Frontier principally delivers within a 400-mile radius utilizing approximately 255 owner operators with company-owned or leased trailing fleet.  Vitran’s Truckload business represented approximately 5.4% of its revenues for the year ended December 31, 2009.

THE TRUCKING INDUSTRY

The trucking industry consists of two segments, specifically private fleets and “for-hire” carriers.  The private carrier segment consists of fleets owned and operated by shippers who move their own goods.  The “for-hire” segment is further divided into TL and LTL sub-segments, based on the typical shipment size handled by the carrier.  TL refers to carriers transporting shipments greater than 10,000 pounds and LTL refers to carriers generally transporting shipments less than 10,000 pounds.  Vitran is predominantly an LTL carrier.

LTL carriers transport freight for multiple customers to multiple destinations on each trailer. This service requires a network of local pick-up and delivery terminals, hub facilities, and driver fleets. The LTL business is capital intensive and achieving significant density of operations in a given region can afford a competitive advantage since greater freight volumes are better able to support fixed costs. Vitran believes the regional LTL industry offers a favorable operating model and provides substantial growth opportunities for the following reasons:

•	the trend among shippers toward minimal inventories, deferred air freight, and regional distribution has increased the demand for next-day and second-day delivery service;

•	regional carriers with sufficient scale and freight density to support local terminal networks can offer greater service reliability and minimize the costs associated with intermediate handling;

•	regional carriers are predominantly non-union, which offers cost savings, greater flexibility, and a lower likelihood of service disruptions, compared with unionized carriers; and

•	there has been a reduction of capacity as weaker competitors exit the business.

MARKETING AND CUSTOMERS

Vitran derives its revenue from thousands of customers from a variety of geographic regions and industries in Canada and the United States. The Company has no customer that represents more than 5.0% of Vitran’s revenues.  At December 31, 2009, the Company employed 157 sales associates.  Sales associates dialogue with new and retained customers within the geographic market.  New customers are obtained through referrals, cold calls and trade publications.  The sales associates receive a base salary and, depending on the business unit, a variable compensation package that can be linked to revenue generation, business unit profitability and days sales outstanding.

The LTL segment analyzes the price level that is appropriate for each particular shipment of freight. When necessary, Vitran competes to secure revenue by participating in bid solicitations, provided its customer recognizes the Company as a core carrier over a contracted period of time.

In SCO, Vitran customizes each solution to fit the needs of the customer. The SCO pursues opportunities that will not only increase the profitability of that segment but will supplement activity in Vitran’s LTL segment as well.

EMPLOYEES

At December 31, 2009, Vitran employed approximately 4,832 full- and part-time employees and contracted with approximately 502 owner operators.  The vast majority of our employees are not represented by unionized collective bargaining agreements.  The advantage of employing predominantly non-union labour is more work rules flexibility with respect to work schedules, routes and other similar items.  Work rule flexibility is important in our business segments to meet the service level requirements of our customers.

A total of 104 Vitran employees are represented by two labor unions, representing 1.9% of the Company’s labour force. The International Brotherhood of Teamsters and the Canadian Auto Workers Association represent dock workers in two of Vitran’s Canadian terminals. The Company has never had a work stoppage. The collective bargaining agreements between the Company and its unionized employees expire on February 28, 2011 and on March 31, 2015, respectively.

INFORMATION TECHNOLOGY

Vitran uses technology to reduce costs, improve productivity, and enhance its customer service. Vitran allows its customers to access or exchange information with the Company via Vitran’s website, published web services, electronic data interchange, or over the telephone.  The Company uses sophisticated freight handling software to maximize its load average, reduce freight handling, reduce transit times, and improve tracking of shipments through its system.  In the second quarter of 2008, Vitran’s U.S. LTL business unit completed the process of migrating all of its U.S. LTL operations to a common transportation operating system that further enhanced the Company’s technology platform and helped deliver superior service to its customers.  Vitran’s SCO segment customizes the technology platform to its client requirements spanning the simplest of connections to highly integrated solutions.

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

REGULATION

Regulatory agencies exercise broad powers over the trucking industry, generally governing such activities as authorization to engage in motor carrier operations, safety and financial reporting. The industry also may become subject to new or more restrictive regulations relating to fuel emissions, ergonomics, or limits on vehicle weight and size. Additional changes in the laws and regulations governing the trucking industry could affect the economics of the industry by requiring changes in operating practices or by influencing the demand for and the costs of providing services to customers.  In addition to the U.S. Department of Transportation (“DOT”), Vitran is subject to regulations from, but not limited to, the Department for Homeland Security, Environmental Protection Agency, and the Food and Drug Administration.

From time to time, various legislative proposals that might affect the trucking industry are introduced, including proposals to increase federal, state, provincial or local taxes, including taxes on motor fuels. Vitran cannot predict whether, or in what form, any increase in such taxes applicable to the Company will be enacted. Increased taxes could adversely affect Vitran’s profitability.

Vitran’s employees and owner operators also must comply with the safety and fitness regulations promulgated by the DOT and various regulatory authorities in Canada, including those relating to drug and alcohol testing and hours of service.

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

AVAILABLE INFORMATION

Vitran makes available free of charge on or through its website at www.vitran.com its Annual Report on Form 10-K (including the Company management’s discussion and analysis (“MD&A”) at December 31, 2009), Quarterly Reports on Form 10-Q, current reports on Form 8-K and other information releases, including all amendments to those reports, as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (“SEC”) and System for Electronic Document Analysis and Retrieval (“SEDAR”).  The information can also be accessed through EDGAR at www.sec.gov or SEDAR at www.sedar.com.

ITEM 1. A - RISK FACTORS

RISKS AND UNCERTAINTIES

An investment in our Company involves a high degree of risk.  Before making an investment in the common shares of the Company, you should carefully consider the risks described below and the other information contained in this Annual Report on Form 10-K.  The risks described below are not the only ones facing our company or otherwise associated with an investment in the Company.  If we do not successfully address any of the risks described herein or therein, there could be a material adverse effect on our financial condition, operating results and business, and the trading price of our common shares may decline.  We can provide no assurance that we will successfully address these risks.

Risks Relating to Our Company

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

Our supply chain operation business is dependent upon long-term relationships with our customers.

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

Our significant cash operating expenses include: salaries, wages and employee benefits, purchased transportation, maintenance expenses, rents and leases, purchased labor and owner operators, fuel and fuel-related expenses.  Increases in our operating expenses will adversely impact on our profitability to the extent that we are not able to pass these increased expenses on to our customers through increased rates for our transportation services.  Many of these operating expenses are beyond our control and, in addition, are subject to competitive forces.  Further, we operate in a price sensitive industry where customers have many alternatives for their transportation services and, as a result, we may have limited ability to pass on increased operating expenses to our customers.

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

The engines in our newer tractors are subject to new emissions-control regulations which could substantially increase operating expenses.

Tractor engines that comply with the Environmental Protection Agency (EPA) emission-control design requirements that took effect on January 1, 2007 are generally less fuel-efficient and have increased maintenance costs compared to engines in tractors manufactured before these requirements became effective.  In addition, compliance with the more stringent EPA requirements that are scheduled to be effective in 2010 could results in further declines in fuel efficiency and increases in maintenance costs.  If we are unable to offset resulting increases in fuel expenses or maintenance costs with higher freight rates, our results of operations could be adversely affected.

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

Our industry is subject to numerous laws and regulations in Canada and the United States, exposing us to potential claims and compliance costs that could have a material adverse effect on our business.

We are subject to numerous laws and regulations by the U.S. Department of Transportation (“DOT”), Environmental Protection Agency, Internal Revenue Service, Canada Revenue Agency and various other federal, state, provincial and municipal authorities. Such regulatory agencies exercise broad powers over our business, generally governing such activities as authorization to engage in motor carrier operations and safety, and financial reporting.  Our employees and owner operators must also comply with the safety and fitness regulations promulgated by the DOT, including those relating to drug and alcohol testing and hours of service, driver hours-of-service limitations, labour-organizing activities, stricter cargo-security requirements, tax laws and environmental matters, including potential limits on carbon emissions under climate-change legislation. We may become subject to new or more restrictive regulations relating to fuel emissions, ergonomics, or limits on vehicle weight and size.

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

We have a history of positive labour relations that will continue to be important to future success.  Two of our terminals in Canada, representing 1.9% of our labour force, are represented by the International Brotherhood of Teamsters and the Canadian Auto Workers Association. The collective bargaining agreements between us and our unionized employees expire on February 28, 2011, and on March 31, 2015, respectively.  There can be no assurance that the collective bargaining agreements will be renegotiated on terms acceptable or favourable to us. There can be no assurance that other employees will not unionize in the future. From time to time there could be efforts to organize our employees at various other terminals, which could increase our operating costs and force us to alter our operating methods. This could, in turn, have a material adverse effect on our business, operations or financial condition.

Changes to our compensation and benefits could adversely affect our ability to attract and retain employees.

Like other companies, we have implemented certain salary and wage cost initiatives.  Such initiatives include the suspension of our 401(k) matching program and a compensation reduction equal to 5 percent across all employees of the Company.  Due to these changes, we may find it difficult to attract, retain and motivate employees, and any such difficulty could materially adversely affect our business.

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

In addition, as global warming issues become more prevalent, federal and local governments and our customers are beginning to respond to these issues. This increased focus on sustainability may result in new regulations and customer requirements that could negatively affect us. This could cause us to incur additional direct costs or to make changes to our operations in order to comply with any new regulations and customer requirements, as well as increased indirect costs or loss of revenue resulting from, among other things, our customers incurring additional compliance costs that affect our costs and revenues. We could also lose revenue if our customers divert business from us because we have not complied with their sustainability requirements. These costs, changes and loss of revenue could have a material adverse effect on our business, financial condition and results of operations.

Loss of key personnel could harm our business, operations or financial condition.

The success of our business is dependent upon the active participation of certain management personnel who have extensive experience in the industry. The loss of the services of one or more of such personnel for any reason may have an adverse effect on our business if we are unable to secure replacement personnel that have sufficient experience in our industry and in the management of a transportation business such as ours.  Our inability to successfully replace management personnel could result in a disruption to our business that could adversely impact our profitability and financial condition.

We face litigation risks that could have a material adverse effect on the operation of our business.

We face litigation regarding various alleged violations of state labor laws. These proceedings may be time-consuming, expensive and disruptive to normal business operations.  The defense of such lawsuits could result in significant expense and the diversion of our management’s time and attention from operation of our business.  Some or all of the amount we may be required to pay to defend or to satisfy a judgment or settlement of any or all these proceedings may not be covered by insurance and could have a material adverse effect on us.

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

In Canada, we use purchased transportation, primarily intermodal rail from CN Rail, to provide cost effective service on our east-west national LTL service offering. Any reduction in service by the railroad or increase in the cost of such rail services is likely to increase costs for us and reduce the reliability, timeliness and overall attractiveness of rail-based services.  This would negatively impact our ability to provide our services, with the result that we may be forced to use more expensive or less efficient alternative modes of transportation to provide our services to our customers.

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

Federal, state, provincial and municipal authorities have implemented and are continuing to implement various anti-terrorism measures, including checkpoints and travel restrictions on large trucks. If additional security measures disrupt or impede the timing of our deliveries, we may fail to meet the needs of our customers or may incur increased expenses to do so.  This could result in a reduction in demand for our cross-border transportation services and increase the cost of providing these services, each of which could negatively impact our profitability.  There can be no assurance that new anti-terrorism measures will not be implemented and that such new measures will not have a material adverse effect on our business, operations or financial condition.

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

Risks Related to the Common Shares

The board of directors of Vitran does not intend to declare or pay any cash dividends in the foreseeable future.

The board of directors of Vitran has not declared dividends on the Common Shares since December 2001.  We currently anticipate that we will retain future earnings and other cash resources to repay debt and to support future capital expenditure programs and for acquisitions.  Vitran does not intend to declare or pay any cash dividends in the foreseeable future.  Payment of any future dividends will be at the discretion of the board of directors of Vitran after taking into account many factors, including our operating results, financial condition and current and anticipated cash needs.

If additional equity financing is required, you may suffer dilution of your investment.

We may require additional financing in order to make further investments, respond to competitive pressures or take advantage of unanticipated opportunities including acquisitions.  Our ability to arrange such financing in the future will depend in part upon prevailing capital market conditions, as well as our business success.  If additional financing is raised by the issuance of shares from Vitran’s treasury, control of Vitran may change and/or shareholders of Vitran may suffer additional dilution.

Investors who purchase the Common Shares may pay more for the Common Shares than the amounts paid by existing shareholders of Vitran for their Common Shares.  As a result, investors in the offering may incur immediate and substantial dilution. In the past, Vitran has issued options and other convertible securities to acquire the Common Shares at prices below the prevailing market prices or prices that may be negotiated with selling shareholders. To the extent these outstanding options and other convertible securities are ultimately exercised, investors in the offering will incur further dilution.

The price of the Common Shares may fluctuate significantly.

Volatility in the market price of the Common Shares may prevent an investor from being able to sell the Common Shares at, or above, the price paid for the Common Shares. The market price of the Common Shares could fluctuate significantly for various reasons which include:
•	our quarterly or annual earnings or those of other companies in our industry;

•	the public's reaction to our press releases, our other public announcements and our regulatory filings;

•	changes in earnings estimates or recommendations by research analysts who follow our stock or the stock of other trucking companies;

•	changes in general conditions in the Canadian, US and global economy, financial markets or trucking industry, including those resulting from war, incidents of terrorism or responses to such events;

•	sales of Common Shares by our directors and executive officers; and

•	other factors described in these “Risk Factors”.

In addition, in recent years, the stock market has experienced extreme price and volume fluctuations. This volatility has had a significant impact on the market price of securities issued by many companies, including companies in our industry. The changes frequently appear to occur without regard to the operating performance of these companies. The price of the Common Shares could fluctuate based upon factors that have little or nothing to do with our business, and these fluctuations could materially reduce the price of the Common Shares.

An investment in Common Shares is highly speculative.

An investment in the Common Shares is highly speculative and may result in the loss of an investor’s entire investment.  Only potential investors who are experienced in high risk investments and who can afford to lose their entire investment should consider an investment in the Common Shares.  Additional risks not currently known to us or that we currently deem immaterial may also impair our operations.

It may be difficult to maintain and enforce judgments against us because of our Canadian residency.

Vitran is a Canadian corporation, and some of its assets and operations are located, and some of its revenues are derived, outside the United States. In addition, a majority of Vitran’s directors and officers are residents of Canada and all or a substantial portion of the assets of those directors and officers are or may be located outside the United States.  As a result, it may not be possible for investors to effect service of process within the United States upon those persons, or to enforce against them judgments obtained in United States courts, including judgments predicated upon the civil liability provisions of United States federal and state securities laws.

ITEM 1. B - UNRESOLVED STAFF COMMENTS

None

ITEM 2 - PROPERTIES

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

Vitran operates 120 facilities, 25 of which are located in Canada and 95 of which are located in the United States.  The Company’s LTL segment operates 101 terminals with a total of 3,084 loading doors in the United States and with a total of 536 loading doors in Canada.  The 10 largest operating terminals in Vitran’s LTL segment, in terms of the number of loading doors, are listed below.

Terminals	Doors	Owned/Leased
Toronto	134	Owned
Indianapolis	116	Leased
Toledo	101	Owned
Montreal	85	Owned
Vancouver	85	Owned
Chicago	81	Leased
Pittsburgh	80	Owned
Clinton	80	Owned
Detroit	74	Owned
Philadelphia	72	Leased

SCO operates 16 facilities, seven in Canada, and nine in the United States, for major retailers in their respective markets. SCO has approximately 2.0 million square feet of warehouse and distribution space under management at December 31, 2009.  Vitran’s Truckload business operates two terminals, one in Indianapolis and the other in Atlanta.

As at December 31, 2009, the Company operated 9,773 pieces of owned or leased rolling stock.  The Company primarily purchases or utilizes operating lease facilities for the acquisition of new rolling stock for its operations; however, the Company occasionally purchases pre-owned equipment that meets its specifications.  As at December 31, 2009, the Company owned or leased the following equipment.

	Owned	Leased
Tractors	1,511	325
Trailers	5,492	1,475
Containers	519	-
Chassis	451	-
Total	7,973	1,800

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDERMATTERS

Description of Share Capital

At December 31, 2009, there was an unlimited number of shares authorized and 16,266,441 common shares issued and outstanding.  The holders of the common shares are entitled to one vote for each common share on all matters voted on at any meetings of Vitran’s shareholders to any dividends that may be declared by the Company’s Board of Directors thereon, and in the event of the liquidation, dissolution or winding up of the Company, will be entitled to receive the remaining property.

Vitran’s common shares trade on the Toronto Stock Exchange (“TSX”) and the NASDAQ Global National Market under the symbols VTN and VTNC, respectively.  On February 5, 2010, there were approximately 47 registered holders of record of the Company’s common shares.  Because many of such shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

Vitran did not pay any dividends on common shares in fiscal 2009 and 2008.  The Board of Directors is responsible for determining the Company’s dividend policy and does not intend to declare dividends in the foreseeable future.

The following table sets forth the high and low bid prices of our common stock for the periods indicated, as reported by the TSX and the NASDAQ:

	TSX			NASDAQ
Quarter	High	Low	Volume	High	Low	Volume
	(in Canadian dollars)			(in United States dollars)
2009
Fourth Quarter	$12.33	$8.30	63,400	$12.16	$7.82	3,109,800
Third Quarter	$13.10	$9.72	126,500	$12.03	$8.85	2,416,900
Second Quarter	$11.82	$6.50	487,200	$10.41	$4.95	4,744,300
First Quarter	$8.29	$2.91	262,600	$7.30	$2.26	2,374,900
2008
Fourth Quarter	$14.21	$5.26	553,300	$13.60	$4.62	3,668,100
Third Quarter	$20.65	$13.75	1,237,900	$18.97	$13.26	5,332,900
Second Quarter	$16.11	$13.95	159,600	$16.00	$13.50	2,023,000
First Quarter	$14.74	$11.60	256,700	$14.94	$11.21	2,479,100

	TSX			NASDAQ
2009 Monthly	High	Low	Volume	High	Low	Volume
	(in Canadian dollars)			(in United States dollars)
December	$12.33	$9.50	23,900	$12.16	$8.83	1,521,700
November	$10.25	$8.53	8,000	$9.79	$7.82	785,500
October	$9.72	$8.30	31,500	$9.19	$7.95	802,600
September	$13.10	$9.72	47,800	$12.03	$8.85	1,173,200
August	$12.79	$11.48	36,800	$11.74	$10.29	286,900
July	$12.11	$10.20	41,900	$10.80	$9.56	956,800
June	$11.82	$8.97	127,000	$10.41	$7.96	993,800
May	$9.40	$8.00	90,300	$8.60	$6.73	1,151,100
April	$8.59	$6.50	269,900	$7.07	$4.95	2,599,400
March	$6.75	$2.91	150,500	$5.43	$2.26	957,400
February	$6.00	$4.55	35,200	$4.94	$3.41	613,700
January	$8.29	$5.02	76,900	$7.30	$4.14	803,800

 Stock Option Plan
Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	906,700	$13.17	-
Equity compensation plans not approved by security holders	-	-	-
Total (1)	906,700	$13.17	-
(1)  As at December 31, 2009.

Vitran maintains a stock option plan to assist in attracting, retaining and motivating its directors, officers and employees.  The details of the Company’s authorized stock option plan are described in Note 9 of the Consolidated Financial Statements.

Purchases of Equity Securities

None

Transfer Agents

Computershare Investor Services Inc.	Montreal, Toronto	Canada
Computershare Trust Company Inc.	Denver	United States

ITEM 6 - SELECTED FINANCIAL DATA

The following selected financial data is derived from and should be read in conjunction with the Consolidated Financial Statements and Notes under Item 8 of this Annual Report on Form 10-K.  For a summary of quarterly financial data for fiscal 2009 and 2008, please see the Supplemental Schedule of Quarterly Financial Information included in the Consolidated Financial Statements.  The selected financial data should also be read in conjunction with Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations".

Selected Financial Data (Thousands of dollars, except per share amounts)

Year	2009	2008	2007	2006	2005

Statements of Income
Revenue	$629,260	$726,337	$670,517	$514,059	$428,192

Impairment of goodwill(1)	-	107,351	-	-	-

Income (loss) from continuing operations	(409)	(97,332)	22,999	28,040	25,427

Net income (loss) from continuing operations	(3,972)	(71,225)	13,710	19,258	17,938

Cumulative effect of change in accounting principle	-	-	-	141	-

Net income (loss)	$(3,972)	$(71,225)	$13,710	$19,399	$17,938

Earnings (loss) per share basic:
Net income (loss) from continuing operations	$(0.28)	$(5.28)	$1.02	$1.49	$1.43
Net income (loss)	$(0.28)	$(5.28)	$1.02	$1.50	$1.43
Weighted average number of shares	14,293,747	13,485,132	13,458,786	12,887,401	12,516,265

Earnings (loss) per share diluted:
Net income (loss) from continuing operations	$(0.28)	$(5.28)	$1.00	$1.47	$1.40
Net income (loss)	$(0.28)	$(5.28)	$1.00	$1.48	$1.40
Weighted average number of shares	14,293,747	13,485,132	13,651,799	13,124,865	12,848,360

Balance Sheets
Assets:
Current assets	$85,308	$80,473	$90,417	$83,775	$71,017
Property and equipment, net	145,792	152,602	169,062	145,129	66,807
Intangible assets	10,766	13,279	13,645	15,888	2,456
Goodwill	18,878	17,057	124,375	117,146	61,448
Other non-current assets	33,594	30,181	-	150	-
Total assets	$294,338	$293,592	$397,499	$362,088	$201,728

Liabilities and Stockholders’ Equity:
Current liabilities	$82,676	$84,332	$86,002	$88,669	$48,331
Long-term debt	72,956	93,477	109,831	93,139	8,588
Other non-current liabilities	2,919	4,540	11,322	6,983	5,007
Total stockholders’ equity	$135,787	$111,243	$190,344	$173,297	$139,802

Total commitments under operating leases
	$82,405	$56,673	$58,639	$38,827	$40,239

Selected Financial Data (continued) (Thousands of dollars, except per share amounts)

Year	2009	2008	2007	2006	2005

Operating Ratios (2)
Total company	100.1%	98.6%	96.6%	94.5%	94.1%
Less-than-truckload	100.5%	98.5%	96.0%	93.7%	93.1%
SCO	92.8%	94.6%	93.8%	93.3%	94.7%
Truckload	97.7%	96.2%	94.9%	94.7%	93.5%

Notes:
(1)
Vitran recorded a pre-tax non-cash goodwill impairment charge of $107.4 million at December 31, 2008.  The assessment of the Company’s goodwill for impairment is discussed further in Item 7 under “Critical Accounting Policies and Estimates” and in note 1(k) of the consolidated financial statements.

(2)
Operating ratio (“OR”) is a non-GAAP financial measure which does not have any standardized meaning prescribed by GAAP. OR is the sum of total operating expenses minus goodwill impairment charge, divided by revenue. OR excludes the impact of the goodwill impairment charge.  OR allows management to measure the Company and its various segments’ operating efficiency.  OR is a widely recognized measure in the transportation industry which provides a comparable benchmark for evaluating the Company’s performance compared to its competitors. Investors should also note that the Company’s presentation of OR may not be comparable to similarly titled measures by other companies. OR is calculated as follows:

	Year ended December 31,
	2009	2008	2007	2006	2005

Total operating expenses	$629,669	$823,669	$647,518	$486,019	$402,765
Goodwill impairment charge	-	(107,351)	-	-	-
Adjusted operating expense	629,669	716,318	$647,518	$486,019	$402,765
Revenue	$629,260	$726,337	$670,517	$514,059	$428,192
Operating ratio (“OR”)	100.1%	98.6%	96.6%	94.5%	94.1%

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION ANDRESULTS OF OPERATIONS

Forward-Looking Statements

In addition to historical information, this Annual Report on Form 10-K and MD&A contain forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995 and applicable Canadian securities laws concerning Vitran’s business, operations, and financial performance and condition.

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

These forward-looking statements contain forward-looking statements regarding, but not limited to, the following:

•	the Company’s ability to realize revenue growth and market share gains while improving service and density at reasonable prices in its less-than-truckload segment;

•	the Company’s ability to realize cost savings from the reduction of maintenance expense and productivity improvements in its less-than-truckload segment;

•	the Company’s ability to predict the timing and magnitude of the economic recovery, if any;

•	the Company’s ability to maintain compliance with its debt covenants;

•	the Company’s expectation to increase square footage under management in its supply chain operation segment;

•	the Company’s expectation to maximize existing infrastructure in its supply chain operation segment;

•	the Company’s expectation to introduce supply chain operation clients to the services of the less-than-truckload segment;

•	the Company’s expectation to return its days sale outstanding measure to historical levels;

•	the Company’s ability to achieve margin and asset utilization gains in its Truckload segment;

•	the Company’s ability to expand and diversify its customer base in the Truckload segment;

•	the Company’s intention to purchase a specified level of capital assets and to finance such acquisitions with cash flow from operations and, if necessary, from the Company’s unused credit facilities;

•	the Company’s ability to generate sufficient taxable income to utilize loss carryforwards; and

•	the Company’s ability to implement capital structure alternatives should there be a change in the financial condition of the Company or broader market.

Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause Vitran’s actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements.  Factors that may cause such differences include but are not limited to technological change, increase in fuel costs, regulatory change, the general health of the economy, changes in labor relations, geographic expansion, capital requirements, availability of financing, claims and insurance costs, environmental hazards, availability of qualified drivers and competitive factors.  More detailed information about these and other factors is included in the MD&A and in Item 1A - Risk Factors.  Many of these factors are beyond the Company’s control; therefore, future events may vary substantially from what the Company currently foresees. You should not place undue reliance on such forward-looking statements.  Vitran Corporation Inc. does not assume the obligation to revise or update these forward-looking statements after the date of this document or to revise them to reflect the occurrence of future unanticipated events, except as may be required under applicable securities laws.

           Unless otherwise indicated, all dollar references herein are in U.S. dollars.  The Company’s Annual Report on Form 10-K, as well as all the Company’s other required filings, may be obtained from the Company at www.vitran.com or from www.sedar.com or from www.sec.gov .

OVERVIEW

Vitran Corporation Inc. (“Vitran” or the “Company”) is a leading, predominantly non-union, provider of freight surface transportation and related supply chain services throughout Canada and in 29 states in the eastern, central, southwestern and western United States.  Its business consists of three operating segments: (1) Less-than-truckload services (“LTL”), (2) Supply Chain Operation (“SCO”), and (3) Truckload services. These services are provided by stand-alone business units within their respective regions.  Depending on a customer’s needs, the units can operate independently or in a complementary manner.  As is more fully described in Item 1 “Business”, the LTL segment transports shipments in less-than-full trailer load quantities through freight service center networks; the SCO segment provides supply chain solutions and freight brokerage services and the Truckload segment delivers full trailer loads point to point on a predominantly short-haul basis.

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

The long-term mission of the Company is to build a North American transportation infrastructure with national and regional coverage in both Canada and the United States offering regional, inter-regional, national, and transborder LTL services.  In conjunction with the LTL services, Vitran will also focus on SCO offerings that are only profitable as stand-alone business opportunities, but also increase the utilization of LTL freight service assets where appropriate.

EXECUTIVE SUMMARY

The 2009 fiscal year proved to be possibly the most challenging in the history of the transportation industry since the great depression.  The economic uncertainty throughout the world created an enormous downturn in the North American freight demand, particularly in the United States.  In the face of this significant challenge Vitran had a number of important accomplishments:

•	re-aligned its capital structure by raising $22.9 million in equity and modifying its syndicated debt arrangement;
•	set record quarterly and annual income from operations in the SCO segment;
•	the U.S. LTL business unit initiated a new integrated regional and inter-regional sales program that resulted in:
1.	sequential quarter-over-quarter growth in daily shipments for the first three quarters of 2009,
2.	quarter-over-prior-year-quarter growth in daily shipments for the fourth quarter 2009,
3.	increased the length of haul 22.5% in 2009 compared to 2008,
•	the CDN LTL business unit retained its market share and maintained positive income from operations;
•	introduced a new logo and marketing campaign supporting an integrated sales campaign across the entire Company.

These achievements were the result of tireless effort and support from the management, office staff and most importantly, the front line drivers and dock workers at Vitran.

RESULTS OF OPERATIONS
2009 COMPARED TO 2008

CONSOLIDATED RESULTS

The following table summarizes the Consolidated Statements of Income (Loss) for the three years ended December 31:

(in thousands of dollars)	2009	2008	2007	2009 vs 2008	2008 vs 2007

Revenue	$629,260	$726,337	$670,517	(13.4%)	8.3%
Salaries, wages and employee benefits	259,782	283,653	266,731	(8.4%)	6.3%
Purchased transportation	89,042	98,529	99,971	(9.6%)	(1.4%)
Depreciation and amortization	19,902	21,024	20,770	(5.3%)	1.2%
Maintenance	28,330	32,067	28,563	(11.7%)	12.3%
Rents and leases	27,532	28,042	23,939	(1.8%)	17.1%
Purchased labor and owner operators	79,474	84,843	78,145	(6.3%)	8.6%
Fuel and fuel related taxes	67,761	113,108	82,100	(40.1%)	37.8%
Other expenses	58,131	55,378	47,731	5.0%	16.0%
Impairment of goodwill	-	107,351	-	(100.0%)	-
Operating gains	(285)	(326)	(432)	(12.6%)	(24.5%)
Income (loss) from operations	(409)	(97,332)	22,999	(99.6%)	(523.2%)
Interest expense, net	9,496	9,223	8,426	3.0%	9.5%

Net income (loss)	$(3,972)	$(71,225)	$13,710	(94.4%)	(619.5%)

	2009	2008	2007	2009 vs 2008	2008 vs 2007

Earnings (loss) per share:
Basic	$(0.28)	$(5.28)	$1.02	94.7%	(617.6%)
Diluted	$(0.28)	$(5.28)	$1.00	94.7%	(628.0%)
Operating ratio(1)	100.1%	98.6%	96.6%

Revenue decreased by 13.4% to $629.3 million in 2009 from $726.3 million in 2008.  Revenue in the LTL, SCO and Truckload segments decreased 15.0%, 6.1% and 1.3% respectively.  Revenue for the 2009 year was impacted by a weaker Canadian dollar and a decline in fuel surcharge revenue accounted for approximately $65.1 million of the consolidated revenue decline.  Excluding the impact of fuel surcharge revenue and a weaker Canadian dollar, 2009 revenue compared to 2008 only declined 4.4%.   Detailed explanations for the fluctuations in revenue and income from operations are discussed below in and in “Segmented Results”.

Salaries, wages and employee benefits declined 8.4% to $259.8 million for 2009 compared $283.7 million in 2008.  This decline can be attributed to a decline in average employee headcount of 4,839 employees in 2009 compared to 5,081 employees for 2008.  The majority of the headcount reductions took place in the fourth quarter of 2008 and there was a company-wide 5% wage and salary reduction in the second quarter of 2009.

Purchased transportation declined 9.6% in 2009 compared to 2008 due to an emphasis on purchased transportation cost reductions in the U.S. LTL business resulting from the new integrated operating region.  Furthermore, the general decline in economic activity, as indicated by the decline in total LTL shipments of 5.7% for the year, contributed to less purchased transportation expense throughout the entire Company.

Depreciation and amortization expense declined 5.3% for 2009 compared to 2008, and is primarily attributable to the sale of rolling stock during the year and a reduction of purchased rolling stock compared to historical average annual purchases.  The Company sold 565 units in 2009 and 108 units in the fourth quarter of 2008.  Furthermore, the Company sold facilities in Louisville and Bowling Green, Kentucky and St. Cloud, Minnesota.  These rolling stock and facility sales resulted in gains on dispositions of approximately $0.3 million in the 2009.

Maintenance expense declined 11.7% to $28.3 million for 2009 compared to $32.1 million for 2008.  The decline in maintenance expense can be attributed to the aforementioned reductions in rolling stock as well as the closure of 13 operating facilities due to the completion of the U.S. LTL operations integration in the fourth quarter of 2008.  In April of 2009, the U.S. LTL business unit re-engineered its linehaul model and closed another 11 in-market facilities contributing to further maintenance cost reductions.  Lastly, during the third quarter of 2009, the U.S. LTL business unit amalgamated maintenance departments and initiated a consolidated purchasing program that resulted in a decrease in maintenance expense in the fourth quarter and should contribute to additional savings in future periods.

Rents and leases expense declined 1.8% for the 2009 compared to 2008, but increased 14.3% in the fourth quarter of the year.  During the fourth quarter of 2009, the Company placed 650 pieces of new rolling stock on operating lease partially offsetting rents and leases cost reductions attributable to the decline in leased facilities in the U.S. LTL business unit.  Also operating leases associated with approximately 750 units of rolling stock expired at the end of the 2009 second quarter.

Purchased labor and owner operator expenses declined 6.3% for 2009 compared to 2008, primarily driven by a reduction in owner operator expenses in the Canadian LTL business unit.  Shipments and tonnage declined 5.7% and 8.1%, respectively compared to 2008, thereby resulting in less owner operator expense.

Fuel and fuel-related expenses declined 40.1% for 2009 compared to 2008.  The average price of diesel declined approximately 35.4% in 2009 compared 2008.

At December 31, 2008 the Company assessed its goodwill for impairment.  At that moment in time, the Company’s market capitalization was significantly lower than the carrying value of its net assets thereby indicating impairment of goodwill.  Consequently, Vitran recorded a pre-tax non-cash impairment charge of $107.4 million at December 31, 2008.  There were no goodwill impairment charges recorded in 2009.

The Company incurred interest expense of $9.5 million in 2009 compared to interest expense of $9.2 million in 2008.  The Company’s interest rate spread on its syndicated revolving and term debt was on average 300 bps greater than 2008; however, the underlying decline in average LIBOR on the syndicated debt partially offset the increase in the interest rate spread resulting in a $0.3 million increase in interest expense for 2009 compared to 2008.  More importantly, the Company reduced its aggregate debt and improved its earnings in the fourth quarter of 2009 compared to the fourth quarter of 2008 resulting in a 50bps reduction on its syndicated interest rate spreads commencing in the first quarter of 2010.

Income tax recovery for 2009 was $5.9 million compared to $35.3 million in 2008.   The 2008 tax recovery includes the tax impact of the aforementioned goodwill impairment charge.  The 2009 tax recovery can be attributed to a loss before tax.  On a consolidated basis, the Company generated taxable losses in the United States, which have been recognized as deferred tax assets.  These taxable losses are the result of tax depreciation and amortization on property and equipment and goodwill in excess of GAAP depreciation and amortization attributable to the Company’s acquired businesses over the last four years.  Management believes the Company will generate sufficient taxable income to use these losses in the future.   Should the Company’s earnings before income tax increase in subsequent quarters, the effective tax rate should also increase.

Net loss was $4.0 million for 2009 compared to a net loss of $71.2 million in 2008.  This resulted in basic and diluted loss per share of $0.28 for the current year compared to loss per basic and diluted share of $5.28 in 2008.  Excluding the goodwill impairment charge and one-time write-off of previously deferred financing costs, adjusted net income would have been $5.3 million or basic and diluted income per share of $0.39 for the 2008 year (7).

Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“FASB ASC”) 815-10-50, “Disclosures about Derivative Instruments and Hedging Activities”, requires enhanced disclosures about the Company’s derivative and hedging activities.  The Company is required to provide enhanced disclosure about a) how and why an entity uses derivative instruments, b) how derivative instruments and related hedged items are accounted for under Statement 133 and c) how derivative instruments and related hedged items affect an entity’s financial position and cash flows.  The new disclosure requirements were adopted January 1, 2009 and the required disclosure is included in Note 11 to the audited financial statements.

FASB ASC 855-10, “Subsequent Events”, establishes general standards for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued.  In particular, this Statement sets forth:  a)  the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements,  b)  the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and c)  the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  The disclosure requirements were adopted June 30, 2009 and the required disclosure is included in Note 17 to the audited financial statements.   In January 2010, the FASB issued an exposure draft amending the guidance that SEC registrants would no longer be required to disclose the date through which subsequent events have been evaluated.  This guidance is expected to be finalized in 2010 and will be adopted by the Company when required.

SEGMENTED RESULTS
LTL (Less-than-truckload)

The table below provides summary information for the LTL segment for the three years ended December 31:

(in thousands of dollars)	2009	2008	2007	2009 vs 2008	2008 vs 2007

Revenue	$519,215	$610,933	$584,786	(15.0%)	4.5%
Income (loss) from operations (8)	$(2,648)	$8,980	$23,153	(129.5%)	(61.2%)
Impairment of goodwill	$-	$107,351	$-	(100.0%)	100.0%
Operating ratio	100.5%	98.5%	96.0%

Number of shipments(2)	3,705,152	3,930,049	4,040,306	(5.7%)	(2.7%)
Weight (000s of lbs)(3)	5,492,869	5,979,270	5,989,123	(8.1%)	(0.2%)
Revenue per shipment(4)	$140.13	$155.45	$144.74	(9.9%)	7.4%
Revenue per hundredweight(5)	$9.45	$10.22	$9.76	(7.5%)	4.7%

Revenue in the LTL segment decreased by 15.0% to $519.2 million in 2009 compared to $610.9 million in 2008.  The decrease in revenue was significantly influenced by fuel surcharge which represented 10.2% of revenue  in 2009 compared to 17.6% in 2008.  Therefore, revenue net of fuel surcharge for 2009 declined 7.4% compared to 2008.  Revenue was impacted by the weak economic environment in North America in 2009 as indicated by the decline in shipments and tonnage of 5.7% and 8.1% respectively compared to 2008.

Shipments per day in the U.S. LTL business unit decreased 7.5% for 2009 compared to 2008 due to the severe economic conditions in the United States.  However the U.S. LTL business unit increased its market share, achieving sequential quarter-over-quarter growth in daily shipments for the first three quarters of 2009 and finally quarter-over-prior-year-quarter growth in daily shipments for the fourth quarter 2009.  These market share gains are the result of an integrated operating platform that was launched in the fourth quarter of 2008 allowing the U.S. LTL business unit to offer seamless service to its customer across all LTL segment operating regions.  As a result of this integration, the length of haul increased 22.5% at December 31, 2009 compared to December 31, 2008. The increase in length of haul therefore resulted in an increase in revenue per hundredweight exclusive of fuel surcharge in the comparable years.  However, the continued slowdown in the economic environment further destabilized the North American LTL pricing environment offsetting the improvement in revenue per hundredweight.

In addition to the aforementioned improvement in daily activity levels, the LTL segment made additional enhancements early in the second quarter re-engineering its linehaul and pick-up and delivery operations to reduce claims expenses, dock handling costs and linehaul expenses.  On April 13, 2009, the Company announced a 5% reduction in wages and salaries for all employees.  These initiatives resulted in an improvement in the fourth quarter results as the LTL segment posted an operating ratio of 101.9% compared to an operating ratio of 103.7% in the fourth quarter of 2008.   Management believes that with the new integrated U.S. LTL operating model, the current sales momentum and additional operating initiatives, the segment is well positioned to contribute income from operations over the long term.

Supply Chain Operation

The table below provides summary information for the SCO segment for the three years ended December 31:

(in thousands of dollars)	2009	2008	2007	2009 vs 2008	2008 vs 2007

Revenue	$76,106	$81,030	$52,845	(6.1%)	53.3%
Income from operations	$5,480	$4,373	$3,271	25.3%	33.7%
Operating ratio	92.8%	94.6%	93.8%

Revenue for the SCO segment decreased by 6.1% to $76.1 million compared to $81.0 million in 2008.  However, the SCO segment posted record income from operations of $5.5 million, a 25.3% increase over 2008.  The increase in income from operations for 2009 can be attributed to a full year of activity from the 530,000 square foot dedicated distribution facility added in June 2008 in Toronto, Canada, plus two new dedicated facilities added in 2009.  SCO added a 240,000 square foot dedicated distribution facility in southern California and a 35,000 square foot dedicated distribution facility in San Antonio, Texas.  These three significant additions within the SCO segment offset retail industry weakness in 2009 and contributed to the record income from operations.  As at December 31, 2009, the SCO segment had approximately 2.0 million square feet under management compared to 1.8 million square feet under management at December 31, 2008.  It is the Company’s expectation to increase the square footage under management in 2010 and maximize existing capacity to increase revenue and income from operations.

Truckload

The table below provides summary information for the Truckload segment for the three years ended December 31:

(in thousands of dollars)	2009	2008	2007	2009 vs 2008	2008 vs 2007

Revenue	$33,939	$34,374	$32,886	(1.3%)	4.5%
Income from operations	$790	$1,307	$1,678	(39.6%)	(22.1%)
Operating ratio	97.7%	96.2%	94.9%

Revenue for the Truckload segment decreased by 1.3% to $33.9 million in 2009 from $34.4 million in 2008.  Total shipments and revenue per mile(6) decreased 1.0% and 3.8%, respectively compared to 2008.  This was partially offset by a decrease in empty miles of 2.4% over the same period.  As a result, income from operations declined by 39.6% and the Truckload segment posted an operating ratio of 97.7% in 2009 compared to 96.2% in 2008.

RESULTS OF OPERATIONS
2008 COMPARED TO 2007

CONSOLIDATED RESULTS

Revenue increased 8.3% to $726.3 million in 2008 from $670.5 million in 2007.  Revenue in the LTL, Truckload and most significantly in the SCO segments increased 4.5%, 4.5% and 53.3% respectively.  Revenue in the LTL segment was impacted by a 45.9% increase in fuel surcharge revenue compared to 2007, while the acquisition of LVLA on November 30, 2007 contributed to the increase in revenue in the SCO segment.  Loss from operations was $97.3 million in 2008 compared to income from operations of $23.0 million in 2007.  Excluding the goodwill impairment charge, adjusted income from operations declined 56.4% to $10.0 million in 2008 compared to $23.0 million in 2007.  An increase in income from operations of 33.7% in the SCO segment was offset by declines in income from operations at the LTL segment (excluding goodwill impairment charge) and Truckload segment of 61.2% and 22.1%, respectively.  The Company’s consolidated operating ratio increased to 98.6% in 2008 compared to 96.6% in 2007.  Detailed explanations for the fluctuations in revenue and income from operations are discussed below in “Segmented Results”.

 The increase in salaries, wages and employee benefits expense, maintenance expense and rents and leases expense for fiscal 2008 compared to 2007 increased 6.3%, 12.3% and 17.1% respectively primarily due to the operating of duplicative U.S. LTL networks in the overlap states between the legacy Vitran operating region and the PJAX acquisition.  These expenses were reduced in the fourth quarter of 2008 when the Company completed the operating integration and eliminated duplicative workforces, equipment and facilities.

Depreciation and amortization expense for 2008 increased slightly compared to 2007 primarily as a result of the completion of the acquisition of LVLA on November 30, 2007.  LVLA, an asset-light business, contributed only an additional $0.9 million in depreciation and amortization expense for the year.  This was partially offset by depreciation expense attributable to rolling stock purchases that declined by $16.0 million compared to 2007.

Purchased labour and owner operator expenses increased as the SCO segment launched a significant contract in the second quarter of 2008 requiring additional purchased labour.

Fuel and fuel-related expenses increased 37.8% for 2008 compared to 2007.  The average price of diesel increased approximately 30.5% in 2008 compared 2007.  Furthermore, the aforementioned duplicative operating regions with the U.S. LTL business unit required more miles to be driven.

Interest expense, net of interest income, was $9.2 million for 2008 compared to $8.4 million for 2007.  The increase can be attributed to $0.9 million of financing costs that were written off in the fourth quarter of 2008 for a substantial bank amendment completed December 30, 2008.  The amendment was completed with the Company’s syndicated lenders and introduced a new pricing grid that started December 30, 2008, increasing the Company’s spreads 250 bps on the $44.5 million of revolving debt and $48.0 million of term debt.

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

Net loss on a GAAP basis was $71.2 million for 2008 compared to net income of $13.7 million in 2007.  This resulted in GAAP basic and diluted loss per share of $5.28 for the current year compared to earnings per share of $1.02 and $1.00, respectively in 2007.  Excluding the goodwill impairment charge and write-off of previously deferred financing costs, adjusted net income would have been $5.3 million or basic and diluted income per share of $0.39 for 2008(6) compared to $1.04 and $1.03 in 2007(6).

SEGMENTED RESULTS

LTL (Less-than-truckload)

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

These milestones, although achieved successfully, delayed management’s ability to reduce costs while revenue and the economic environment worsened.  In addition to the aforementioned expense savings completed at the end of October, the Company further reduced its labour force late in the fourth quarter resulting in additional annual savings of approximately $14.0 million.  As a result, the LTL segment operating ratio was 98.5% for 2008 compared to 96.0% in 2007.

Supply Chain Operation

Revenue for the SCO segment increased by 53.3% to $81.0 million compared to $52.8 million in 2007.   Shipments within the Brokerage business unit declined by 15.7% in 2008 compared to 2007.  However, within the Supply Chain business unit, the addition of LVLA acquired November 30, 2007 contributed a full year of revenue in 2008, accounting for $24.8 million of the segment’s increase compared to 2007.  Furthermore, in June of 2008 the Supply Chain business unit commenced a new 530,000 square foot dedicated distribution facility that further increased revenue and income from operations for the year.  These two significant additions within the Supply Chain business unit offset retail industry weakness in 2008 and contributed to the record revenue and income from operations of $81.0 million and $4.4 million.  As at December 31, 2008, the SCO segment had 1.8 million square feet under management compared to 1.2 million square feet under management at December 31, 2007.

Truckload

Revenue for the Truckload segment increased by 4.5% to $34.4 million in 2008 from $32.9 million in 2007.  The revenue increase was attributable to shipments increasing 7.8%, partially offset by a decline in revenue per shipment of 3.0%.  Income from operations declined by 22.1% due to a reduction in fuel cost recovery of 19.8% and an increase in empty miles of 14.3% as the Segment travelled further to acquire additional freight.  Therefore, the operating ratio was 96.2% in 2008 compared to 94.9% in 2007.

Notes:

(1)	Refer to note 2 in Item 6 - Selected Financial Data

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

(7)
Adjusted net income is a non-GAAP measure that allows the Company to evaluate its performance by removing non-recurring charges to net income.  The reconciliation to net income and earnings per share excluding the goodwill impairment charge and write-off of previously deferred financing costs is as follows:

	Year ended December 31,
	2008		2007

Net income (loss)	$	(71,225)	$13,710
Goodwill impairment, net of tax		75,844	-

Adjusted net income (loss) before goodwill impairment		4,619	13,710

Financing costs written off, net of tax		630	304

Adjusted net income		$5,249	$14,014

Weighted average shares outstanding:
Basic		13,485,532	13,458,786
Diluted		13,632,628	13,651,799

Adjusted earnings(loss) per share before goodwill impairment:
Basic		$0.34	$1.04
Diluted		$0.34	$1.03

Adjusted earnings per share:
Basic		$0.39	$1.04
Diluted		$0.39	$1.03

(8)
Adjusted income from operations for the LTL segment is a non-GAAP measure that allows the Company to evaluate its performance be removing non-recurring charges that would affect income from operations.  The reconciliation to LTL segment income from operations excluding the goodwill impairment charge is as follows:

Year ended December 31, 2008

Income from operations	$(98,371)
Goodwill impairment	107,351

Adjusted income from operations	$8,980

 LIQUIDITY AND CAPITAL RESOURCES

Cash flow from operations decreased to $8.6 million in 2009 compared to $28.2 million in 2008.  The decline is attributable to a decrease in profitability, as described in the Consolidated and Segmented Results section of the MD&A, partially offset by the increase in non-cash working capital compared to 2008.    The increase in working capital was the result of an increase in accounts receivable partially offset by an increase in accounts payable.  The change in accounts receivable, the critical influencer for working capital changes at a transportation company, increased December 31, 2009 compared to December 31, 2008 due to an approximate 7.0% increase in the fourth quarter revenue compared to the same period in 2008.  Although revenue increased, the Company’s average days sales outstanding (“DSO”) remained consistent at 43.2 days compared to 43.0 days at December 31, 2008.  However the DSO remains above our historical average of approximately 40 days.  Customers in 2009 slowed their payment cycle due to the tough economic environment.   To match, the Company slowed its payments cycles over the last two weeks of the fourth quarter thereby increasing its accounts payable and accrued liabilities.

Management believes the current DSO of approximately 43 days to be a temporary anomaly associated with the lackluster economy.  It is management’s objective to return DSO to its historical levels of approximately 40 days over the next twelve months if the economic environment returns to normal.  We do not believe there will be a material impact to the financial position or liquidity of the Company.

On September 21, 2009 the Company issued 2.7 million common shares at $8.50 per common share under a delayed registration private placement.  Net proceeds from the equity offering were $21.3 million after fees, expenses and commission.  The Company filed an S-3 registration statement on September 29, 2009 in accordance with its obligation to file a registration statement with the Securities and Exchange Commission (the “SEC”) in order to register the resale of the private placement securities and to have the registration statement declared effective within 90 days of September 21, 2009.   On November 12, 2009 the registration statement was declared effective by the SEC.

In conjunction with the common share offering, the Company amended the terms and conditions of its existing seven bank syndicated credit facility and used the net proceeds of the offering to repay syndicated debt.  Pursuant to the amendment, the Company repaid $7.5 million of syndicated term debt and the residual net proceeds were used to repay syndicated revolving debt.  The amendment expanded the Company’s leverage ratio covenants through to December 31, 2010 and increased the interest rate spreads on currently drawn debt by 50 bps.  The Company paid $0.4 million of fees to the agent and syndicate members for the amendment.

Within the syndicated credit facilities at December 31, 2009, interest-bearing debt was $79.2 million consisting of $29.7 million of term debt and $49.5 million drawn under the revolving credit facility.  In addition, the Company had $0.8 million of additional term debt and $10.2 million of capital leases for a total of $90.2 million of interest-bearing debt outstanding at December 31, 2009.  At December 31, 2008, interest-bearing debt was $114.3 million consisting of $49.9 million of term debt, capital leases of $16.0 million and $48.4 million drawn under the revolving credit facility.

During the year, the Company repaid $19.4 million of term debt and $5.8 million of capital leases and borrowed $1.0 million on the revolving credit facility.  Due to the reduction in debt and improvement in earnings in the fourth quarter of 2009, the Company has reduced its leverage ratio and has earned a 50bps reduction on its syndicated interest rate spreads commencing in the first quarter of 2010.  At December 31, 2009, the Company had $26.2 million of availability in its revolving credit facilities, net of outstanding letters of credit.  The Company was in compliance with its debt covenants at December 31, 2009.

The Company generated $1.7 million in proceeds and a gain on sale of $0.3 million on the divestiture of surplus facilities in Louisville and Bowling Green, Kentucky; St. Cloud, Minnesota and miscellaneous equipment throughout the year. Capital expenditures amounted to $5.0 million for 2009 and were primarily funded out of proceeds from the sale of rolling stock and facilities and the revolving credit facility. The capital expenditures in 2009 were for land in Winnipeg, Manitoba; rolling stock and information technology expenditures.  The majority of capital expenditures in 2008 were for the purchase of facilities in Kansas City, Kansas; Las Vegas, Nevada; and construction costs of the new LTL service center in Toronto, Ontario.

The table below sets forth the Company’s capital expenditures for the years ended December 31, 2009, 2008 and 2007.

(in thousands of dollars)	Year ended December 31,
	2009	2008	2007

Real estate and buildings	$735	$8,857	$10,728
Tractors	604	1,545	13,362
Trailing fleet	2,611	1,374	5,580
Information technology	351	583	1,471
Leasehold improvements	229	185	245
Other equipment	477	809	1,840
Total	$5,007	$13,353	$33,226

Management estimates that cash capital expenditures for the 2010 fiscal year will be between $6.0 million and $12.0 million.  The Company may potentially enter into operating leases to fund the acquisition of specific equipment should the business levels exceed the current equipment capacity of the Company.  The Company expects to finance its capital requirements with cash flow from operations, new capital or operating leases and, if required, its $26.2 million of unused credit facilities.

The Company has contractual obligations that include long-term debt consisting of term debt facilities, revolving credit facilities, capital leases for operating equipment and off-balance sheet operating leases primarily consisting of tractor, trailing fleet and real estate leases.  Operating leases form an integral part of the Company’s financial structure and operating methodology as they provide an alternative cost effective and flexible form of financing.  The following table summarizes our significant contractual obligations and commercial commitments as of December 31, 2009:

(in thousands of dollars)		Payments due by period
Contractual Obligations	Total	2010	2011 & 2012	2013 & 2014		Thereafter

Term credit facilities	$30,480	$12,804	$17,676	$	Nil	$	Nil
Revolving credit facilities	49,536	Nil	49,536		Nil		Nil
Capital lease obligations	10,170	4,320	5,627		223		Nil
Estimated interest payments (1)	10,751	5,222	5,526		3		Nil

Sub-total	$100,937	$22,346	$78,365		$226	$	Nil
Off-balance sheet commitments
Operating leases	82,405	23,534	34,760		18,628		5,483
Total contractual obligations	$183,342	$45,880	$113,125		$18,854		$5,483

(1)
The Company has estimated its interest obligation on its fixed and variable rate obligations.  For fixed rate debt where variable-to-fixed interest rate swaps are in place, the fixed interest rate was used to determine the interest obligation until the interest rate swaps mature.  For other fixed rate debt, the fixed rate was used to determine the interest rate obligation.  For variable rate debt, the variable rate in place at December 31, 2009 was used to determine the total interest obligation.

In addition to the above-noted contractual obligations, as at December 31, 2009, the Company utilized the revolving credit facility for standby letters of credit of $20.9 million.  The letters of credit are used as collateral for self-insured retention of insurance claims. During the second quarter of 2009, Export Development Canada (“EDC”), a Crown corporation wholly owned by the government of Canada, provided guarantees up to $12.2 million on LOC’s to the Company’s syndicated lenders.  In so doing the Company’s definition of funded debt in the associated credit agreement was amended to exclude LOC’s guaranteed by the EDC.

A significant decrease in demand for our services could limit the Company’s ability to generate cash flow and affect its profitability.  The Company’s credit agreement contains certain financial maintenance tests that require the Company to achieve stated levels of financial performance, which, if not achieved, could cause an acceleration of the payment schedules.  Should the current macro-economic environment further destabilize, the Company may fail to comply with the aforementioned debt covenants within the next twelve months.  In this event, the Company may seek to amend the debt covenants in its existing syndicated credit agreement.  Management does not anticipate a significant decline in business levels or financial performance and expects that existing working capital, together with available revolving facilities, will be sufficient to fund operating and capital requirements in 2010 as well as service the contractual obligations.

OUTLOOK

The success of Vitran is highly dependent upon specific operating improvement initiatives and as evidenced in 2009 a variety of external factors including the general economy.  Although the Company’s LTL segment acquired additional market share through 2009, competitive pricing pressure during the year offset the gains.  Excess capacity in the LTL sector and the uncertainty as to the magnitude and timing of an economic recovery will make 2010 another challenging year.  Management is closely monitoring the financial condition of the Company and broader market in order to evaluate potential capital alternatives.

The LTL segment plans to continue to pursue revenue and cost strategies that improve service, build density at reasonable prices, reduce maintenance costs and improve productivity while not forsaking the safety culture of the Company.

The SCO segment will continue to pursue new business opportunities that will maximize its existing infrastructure or expand the square footage under management.  Furthermore the SCO segment will continue to introduce its existing and potential client base to the services of the LTL segment to further align customer with product offering of the Company.

For the Truckload segment, management will focus on expanding and diversifying its customer base, margin expansion and asset utilization.

More so than ever, the Company, on a consolidated basis, is positioned to benefit from an improvement in the economic environment should it materialize; however, should the environment worsen, management will continually adjust its strategy and tactics to minimize the impact on the Company, the employees and the shareholders.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Revenue Recognition

The Company’s LTL and Truckload business units and Freight Brokerage operations recognize revenue upon the delivery of the related freight and direct shipment costs as incurred.  For the LTL segment, transportation services not completed at the end of a reporting period, revenue is recognized based on relative transit time in each period with expenses recognized as incurred.  Revenue for the SCO segment is recognized as the management services are provided.  Critical revenue-related policies and estimates for the Company’s LTL business unit relate to revenue adjustments and allowance for doubtful accounts.  Critical revenue-related policies and estimates for the Company’s SCO and Truckload segment include allowance for doubtful accounts.  At December 31, 2009, the allowance for doubtful accounts was $3.5 million or approximately 4.7% of total trade receivables.  The Company believes that its revenue recognition policies are appropriate and that its revenue-related estimates and judgments provide a reasonable approximation of actual revenue earned.

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

Allowance for Doubtful Accounts

The Company records an allowance for doubtful accounts related to accounts receivable that may potentially be impaired.  The Company’s allowance is estimated by (1) a percentage of its aged receivables reflecting the current business environment, customer and industry concentrations, and historical experience and (2) an additional allowance for specifically identified accounts that are significantly impaired.  A change to these factors could impact the estimated allowance.  The provision for bad debts is recorded in selling, general and administrative expenses.

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

Goodwill and Intangible Assets

The Company performs its goodwill impairment test annually and more frequently if events or changes in circumstances indicate that an impairment loss may have occurred.  Impairment is tested at the reporting unit level by comparing the reporting unit's carrying amount to its implied fair value.  The methodology used to measure fair value is a discounted cash flow method which is an income approach, and a market approach which estimates fair value using market multiples of appropriate financial measures compared to a set of comparable public companies in the transportation and logistics industry.  The fair value methods require certain assumptions for growth in earnings before interest, taxes and depreciation, future tax rates, capital re-investment, fair value of the assets and liabilities, and discount rate.  Actual impairment of goodwill could differ from these assumptions based on market conditions and other factors.  In the event goodwill is determined to be impaired, a charge to earnings would be required.  As at September 30, 2009, Vitran completed its annual goodwill impairment test and concluded that there was no impairment.

One of the indicators of impairment is a sustained decline in the Company’s share price whereby the market capitalization of the Company is less than its book value for an extended period of time.  At December 31, 2008, before recording goodwill impairment charges, the carrying value of Vitran’s net assets was $187.1 million compared to the market capitalization of all of the Company’s outstanding shares which was $84.5 million.  The market valuation of the Company declined during the fourth quarter as Vitran’s share price on the Nasdaq stock market decreased from $13.47 at September 30, 2008 to $6.26 at December 31, 2008. These factors and the depressed macroeconomic environment indicated a triggering event had occurred requiring the Company, at a reporting unit level, to test for the impairment of goodwill at December 31, 2008.  Using the income and market approach for estimating the fair value of each reporting unit, management concluded that the goodwill in its LTL segment was impaired and there was no impairment of goodwill in its other reporting units. Therefore, Vitran recorded a pre-tax non-cash goodwill impairment charge of $107.4 million at December 31, 2008.

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

Share-Based Compensation

Under the Company’s stock option plan, options to purchase common shares of the Company may be granted to key employees, officers and directors of the Company and its affiliates by the Board of Directors or by the Company’s Compensation Committee.  The Company accounts for stock options in accordance with FASB ASC 718 with compensation expense amortized over the vesting period based on the Black-Scholes-Merton fair value on the grant date.  The assumptions used to value stock options are dividend yield, expected volatility, risk-free interest rate, expected life and anticipated forfeiture.  The Company does not pay any dividends on its common shares, therefore the dividend yield is zero.  We use the historical method to calculate volatility with the historical period being equal to the expected life of each option.  This calculation is then used to approximate the potential for the share price to increase over the expected life of the option.  The risk-free interest rate is based on the government of Canada issued bond rate in effect at the time of the grant. Expected life represents the length of time the option is estimated to be outstanding before being exercised or forfeited.  Historical information is used to determine the forfeiture rate.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes.  Under the asset and liability method, deferred tax assets and liabilities are recognized for the deferred tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Significant judgment is required in determining whether deferred tax assets will be realized in full or in part.  If it were ever estimated that it is more likely than not that all or some portion of specific deferred tax assets will not be realized, a valuation allowance must be established for the amount of deferred tax assets that is estimated not to be realized.  A valuation allowance for deferred tax assets has not been deemed necessary at December 31, 2009.  Accordingly, if the facts or financial results were to change, thereby impacting the likelihood of realizing the deferred tax assets, judgment would have to be applied to estimate the amount of valuation allowance required in any given period.

The Company adopted FASB ASC 740-10, Accounting for Uncertainty in Income Taxes, on January 1, 2007 with no cumulative effect adjustment recorded at adoption.  FASB ASC 740-10  requires that uncertain tax positions are evaluated in a two-step process, whereby (1) the Company determines whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company would recognize the largest amount of tax benefit that is greater than fifty percent likely of being realized upon ultimate settlement with the related tax authority.

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

(in thousands of dollars)		Payments due by period

Long-term debt	Total	2010	2011 & 2012	2013 & 2014		Thereafter

Variable Rate
Term bank facility	$29,676	$12,000	$17,676	$	Nil	$	Nil
Average interest rate (LIBOR)	4.76%	4.76%	4.76%
Term bank facility	804	804	Nil		Nil		Nil
Average interest rate (LIBOR)	2.01%	2.01%
Revolving bank facility	49,536	Nil	49,536		Nil		Nil
Average interest rate (LIBOR)	4.76%		4.76%

Fixed Rate
Capital lease obligations	10,170	4,320	5,627		223		Nil
Average interest rate	6.15%	6.15%	6.15%		6.15%
Total	$90,186	$17,124	$72,839		$223	$	Nil

The Company uses variable-to-fixed interest rate swaps on its term and revolving credit facilities with a notional amount of $28.8 million at December 31, 2009.  The average pay rate on the swaps is 5.01% and the average receive rate is the three-month LIBOR rate, which is currently 0.26%.  To value the interest rate swaps, a discounted cash flow model is utilized.  Primary inputs into the model that will cause the fair value to fluctuate period-to-period include the fixed interest rates, the future interest rates, credit risk and the remaining time to maturity of the interest rate swaps.  Management’s intention is to hold the interest rate swaps to maturity.

The Company is exposed to foreign currency risk as fluctuations in the United States dollar against the Canadian dollar can impact the financial results of the Company.  The Company’s Canadian operations realize foreign currency exchange gains and losses on the United States dollar denominated revenue generated against Canadian dollar denominated expenses.  Furthermore, the Company reports its results in United States dollars thereby exposing the results of the Company’s Canadian operations to foreign currency fluctuations.  In addition, the Company’s United States dollar debt of $71.0 million is designated as a hedge of the investment in the United States’ self-sustaining foreign operations.

In addition to the information disclosed above, further information required by Item 7A of Form 10-K appears in Item 1.A and Item 7 of this Annual Report on Form 10-K under the headings “Risks and Uncertainties” and  “Liquidity and Capital Resources”, respectively.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Balance Sheets as at December 31, 2009 and 2008 and the Consolidated Statements of Income (Loss), Shareholders’ Equity and Cash Flows for the years ended December 31, 2009, 2008 and 2007, are reported on by KPMG LLP, Chartered Accountants.  These statements are prepared in accordance with United States GAAP.

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

The Board of Directors is responsible for ensuring that management fulfills its responsibility for financial reporting and is ultimately responsible for reviewing and approving the Consolidated Financial Statements.  The Board appoints the Audit Committee, comprised of non-management directors, which meets with management and KPMG LLP, the external auditors, at least once a year to review, among other things, accounting policies, annual financial statements, the result of the external audit examination, and the management discussion and analysis included in the Annual Report on Form 10-K.  The Audit Committee reports its findings to the Board of Directors so that the Board may properly approve the financial statements.  Additional commentary on corporate governance appears in the Company’s proxy statement for the 2010 Annual Meeting of its Shareholders and the information therein is incorporated herein by reference.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Vitran Corporation Inc.

We have audited the accompanying consolidated balance sheets of Vitran Corporation Inc. (the "Company") as of December 31, 2009 and 2008, and the related consolidated statements of income (loss), shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2009.  Our audit also included the financial statement schedule listed in the Index under Part IV, Item 15(a)2.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vitran Corporation Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

As discussed in note 1 to the consolidated financial statements, on January 1, 2009, Vitran Corporation Inc. adopted FASB ASC 815-10-50, Disclosures about Derivative Instruments and Hedging Activities, and on June 30, 2009 adopted FASB ASC 855-10, Subsequent Events.  On January 1, 2008, Vitran Corporation Inc. changed its method of accounting for fair value measurements in accordance with FASB ASC 820-10-05, Fair Value Measurements, and adopted FASB ASC 825-10, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB ASC 815-10, permitting entities to choose to measure many financial instruments and certain warranty and insurance contracts at fair value on a contract-by-contract basis.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Vitran Corporation Inc.'s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and our report dated February 8, 2010 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

Chartered Accountants, Licensed Public Accountants

Toronto, Canada
February 8, 2010

VITRAN CORPORATION INC.
Consolidated Balance Sheets
(Amounts in thousands of United States dollars)

December 31, 2009 and 2008

	2009	2008

Assets

Current assets:
Accounts receivable	$69,591	$65,741
Inventory, deposits and prepaid expenses	11,539	12,063
Income and other taxes recoverable	683	792
Deferred income taxes (note 8)	3,495	1,877
Total current assets	85,308	80,473

Property and equipment (note 4)	145,792	152,602
Intangible assets (note 5)	10,766	13,279
Goodwill (note 6)	18,878	17,057
Deferred income taxes (note 8)	33,594	30,181

Total assets	$294,338	$293,592

Liabilities and Shareholders' Equity

Current liabilities:
Bank overdraft	$105	$3,912
Accounts payable and accrued liabilities (note 1(r))	65,446	63,495
Current portion of long-term debt (note 7)	17,125	16,925
Total current liabilities	82,676	84,332

Long-term debt (note 7)	72,956	93,477
Other	2,919	4,540

Shareholders' equity:
Common shares, no par value, unlimited authorized, 16,266,441 and 13,498,159 issued and outstanding in 2009 and 2008, respectively (note 9)	99,584	77,500
Additional paid-in capital	4,264	3,525
Retained earnings	29,281	33,253
Accumulated other comprehensive income (loss) (note 3)	2,658	(3,035)
Total shareholders' equity	135,787	111,243

Lease commitments (note 14)
Contingent liabilities (note 16)

Total liabilities and shareholders' equity	$294,338	$293,592

See accompanying notes to consolidated financial statements.

VITRAN CORPORATION INC.
Consolidated Statements of Income (Loss)
(Amounts in thousands of United States dollars, except per share amounts)

Years ended December 31, 2009, 2008 and 2007

	2009	2008	2007

Revenue	$629,260	$726,337	$670,517

Salaries, wages and other employee benefits	259,782	283,653	266,731
Purchased transportation	89,042	98,529	99,971
Depreciation and amortization	19,902	21,024	20,770
Maintenance	28,330	32,067	28,563
Rents and leases	27,532	28,042	23,939
Purchased labor and owner operators	79,474	84,843	78,145
Fuel and fuel related expenses	67,761	113,108	82,100
Other operating expenses	58,131	55,378	47,731
Other income	(285)	(326)	(432)
Impairment of goodwill	–	107,351	–
	629,669	823,669	647,518

Income (loss) from operations before the undernoted	(409)	(97,332)	22,999

Interest on long-term debt	(9,510)	(9,259)	(8,554)
Interest income	14	36	128
	(9,496)	(9,223)	(8,426)

Income (loss) from operations before income taxes	(9,905)	(106,555)	14,573

Income taxes (recovery) (note 8):
Current	883	109	1,638
Deferred	(6,816)	(35,439)	(775)
	(5,933)	(35,330)	863

Net income (loss)	$(3,972)	$(71,225)	$13,710

Income (loss) per share:

Basic:
Net income (loss)	$(0.28)	$(5.28)	$1.02
Diluted:
Net income (loss)	$(0.28)	$(5.28)	$1.00
Weighted average number of shares:
Basic	14,293,747	13,485,132	13,458,786
Diluted	14,293,747	13,485,132	13,651,799

See accompanying notes to consolidated financial statements.

VITRAN CORPORATION INC.
Consolidated Statements of Shareholders' Equity
(Amounts in thousands of United States dollars)

Years ended December 31, 2009, 2008 and 2007

					Accumulated
			Additional		other	Total
	Common shares		paid-in	Retained	comprehensive	shareholders'
	Number	Amount	capital	earnings	income (loss)	equity

December 31, 2008	13,498,159	$77,500	$3,525	$33,253	$(3,035)	$111,243
Shares issued upon exercise of employee stock options	70,000	333	–	–	–	333
Shares issued in private placement	2,698,282	21,751	–	–	–	21,751
Net income (loss)	–	–	–	(3,972)	–	(3,972)
Other comprehensive income (note 3)	–	–	–	–	5,693	5,693
Share-based compensation (note 9)	–	–	739	–	–	739
December 31, 2009	16,266,441	$99,584	$4,264	$29,281	$2,658	$135,787

					Accumulated
			Additional		other	Total
	Common shares		paid-in	Retained	comprehensive	shareholders'
	Number	Amount	capital	earnings	income (loss)	equity

December 31, 2007	13,448,159	$77,246	$2,436	$104,478	$6,184	$190,344
Shares issued upon exercise of employee stock options	50,000	254	–	–	–	254
Net income (loss)	–	–	–	(71,225)	–	(71,225)
Other comprehensive loss (note 3)	–	–	–	–	(9,219)	(9,219)
Share-based compensation (note 9)	–	–	1,089	–	–	1,089
December 31, 2008	13,498,159	$77,500	$3,525	$33,253	$(3,035)	$111,243

					Accumulated
			Additional		other	Total
	Common shares		paid-in	Retained	comprehensive	shareholders'
	Number	Amount	capital	earnings	income	equity

December 31, 2006	13,419,859	$76,913	$1,607	$90,933	$3,844	$173,297
Shares issued upon exercise of employee stock options	58,500	571	(168)	–	–	403
Shares repurchased for cancellation (note 9)	(30,200)	(238)	–	(165)	–	(403)
Net income	–	–	–	13,710	–	13,710
Other comprehensive income (note 3)	–	–	–	–	2,340	2,340
Share-based compensation (note 9)	–	–	997	–	–	997
December 31, 2007	13,448,159	$77,246	$2,436	$104,478	$6,184	$190,344

See accompanying notes to consolidated financial statements.

VITRAN CORPORATION INC.
Consolidated Statements of Cash Flows
(Amounts in thousands of United States dollars)

Years ended December 31, 2009, 2008 and 2007

	2009	2008	2007

Cash provided by (used in):

Operations:
Net income (loss)	$(3,972)	$(71,225)	$13,710
Items not involving cash from operations:
Depreciation and amortization	19,902	21,024	20,770
Impairment of goodwill	–	107,351	–
Deferred income taxes	(6,816)	(35,439)	(775)
Gain on sale of property and equipment	(285)	(326)	(432)
Share-based compensation expense	739	1,089	997
Change in non-cash working capital components	(933)	5,772	(1,274)
	8,635	28,246	32,996

Investments:
Purchases of property and equipment	(5,007)	(12,337)	(22,870)
Proceeds on sale of property and equipment	1,657	1,572	931
Acquisition of subsidiary, net	–	–	(5,990)
Additional payments due to acquisition of subsidiary	(1,000)	(3,250)	(8,901)
	(4,350)	(14,015)	(36,830)

Financing:
Change in revolving credit facility and bank overdraft	948	3,063	22,793
Repayment of long-term debt	(19,396)	(10,214)	(9,124)
Repayment of capital leases	(5,804)	(7,902)	(7,842)
Financing costs	(414)	(1,007)	(917)
Issue of common shares upon exercise of stock options	333	254	403
Issue of common shares in private placement, net	21,318	–	–
Repurchase of common shares	–	–	(403)
	(3,015)	(15,806)	4,910

Effect of translation adjustment on cash	(1,270)	1,575	(2,530)

Decrease in cash and cash equivalents	–	–	(1,454)

Cash and cash equivalents, beginning of year	–	–	1,454

Cash and cash equivalents, end of year	$–	$–	$–

Change in non-cash working capital components:
Accounts receivable	$(3,850)	$8,520	$(5,254)
Inventory, deposits and prepaid expenses	938	269	975
Income and other taxes recoverable/payable	28	956	(2,157)
Accounts payable and accrued liabilities	1,951	(3,973)	5,162

	$(933)	$5,772	$(1,274)

Supplemental cash flow information:
Interest paid	$8,957	$8,479	$8,827
Income taxes paid	1,758	2,433	6,997

Supplemental disclosure of non-cash transactions:
Capital lease additions	–	1,016	10,356

See accompanying notes to consolidated financial statements.

VITRAN CORPORATION INC.
Notes to Consolidated Financial Statements
(In thousands of United States dollars, except per share amounts where noted)

Years ended December 31, 2009, 2008 and 2007

1.	Significant accounting policies:

(a)	Description of the business:

Vitran Corporation Inc. ("Vitran" or the "Company") is a North American provider of freight services and distribution solutions to a wide variety of companies and industries.  Vitran offers less-than-truckload ("LTL") services throughout Canada and the United States.  Vitran's supply chain operation ("SCO") offers logistics solutions in Canada and the United States, including warehousing, inventory management and flow-through distribution facilities, as well as freight brokerage services.  Vitran also provides same-day and next-day truckload services in the United States.

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

(c)	New accounting pronouncements:

Financial Accounting Standards Board ("FASB") Accounting Standard Codification ("FASB ASC") 815-10-50, Disclosures about Derivative Instruments and Hedging Activities ("FASB ASC 815-10-50"), requires enhanced disclosures about the Company's derivative and hedging activities.  The Company is required to provide enhanced disclosure about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under Statement 133 and (iii) how derivative instruments and related hedged items affect an entity's financial position and cash flows.  The new disclosure was adopted January 1, 2009 as described in note 11.

FASB ASC 855-10, Subsequent Events ("FASB ASC 855-10"), establishes general standards for and disclosure of events that occur after the balance sheet dates but before financial statements are issued or available to be issued.  In particular, this statement sets forth:  (i)  the period after the balance sheet dates during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements,  (ii)  the circumstances under which an entity should recognize events or transactions occurring after the balance sheet dates in its financial statements, and  (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet dates.  The new disclosure was adopted June 30, 2009 as described in note 17. In January 2010 the FASB issued an exposure draft amending the guidance that SEC registrants would no longer be required to disclose the date through which subsequent events have been evaluated.  This guidance is expected to be finalized in 2010 and will be adopted by the Company when required.

VITRAN CORPORATION INC.
Notes to Consolidated Financial Statements (continued)
(In thousands of United States dollars, except per share amounts where noted)

Years ended December 31, 2009, 2008 and 2007

1.	Significant accounting policies (continued):

(d)	Foreign currency translation:

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

For reporting purposes, the Canadian operations are translated into United States dollars using the current rate method.  Under this method, all assets and liabilities are translated at the year-end rate of exchange and all revenue and expense items are translated at the average rate of exchange for the year.  The resulting translation adjustment is recorded as a separate component of shareholders' equity.  United States dollar debt of $71.0 million (2008 - $81.1 million) is designated as a hedge of the investment in the United States dollar functional operation, such that related transaction gains and losses are recorded in the separate component of shareholders' equity.

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

The Company's LTL and truckload business units and freight brokerage operations recognize revenue upon the delivery of the related freight and direct shipment costs as incurred.  For the LTL segment, revenue for transportation services not completed at the end of a reporting period is recognized based on relative transit time in each period with expenses recognized as incurred.  Revenue for the SCO operation is recognized as the management services are provided.

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

Historical experience, trends and current information are used to update and evaluate the estimate.  As at December 31, 2009, revenue adjustments as a percentage of revenue was not material.

(f)	Accounts receivable:
Accounts receivable are presented net of allowance for doubtful accounts of $3.5 million at December 31, 2009 (2008 - $3.8 million).

VITRAN CORPORATION INC.
Notes to Consolidated Financial Statements (continued)
(In thousands of United States dollars, except per share amounts where noted)

Years ended December 31, 2009, 2008 and 2007

1.	Significant accounting policies (continued):

(g)	Cash and cash equivalents:

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

The Company has certain assets that are classified as assets held for sale.  These assets are carried on the balance sheet at the lower of the carrying amount or estimated fair value, less cost to sell.  Once an asset is classified held for sale, there is no further depreciation taken on the asset.  At December 31, 2009, the net book value of assets held for sale was approximately $5.4 million.  This amount is included in property and equipment on the balance sheet.

(k)	Goodwill and intangible assets:

FASB ASC 350 requires that goodwill and certain intangible assets be assessed for impairment on an annual basis and more frequently if indicators of impairment exist, using fair value measurement techniques.  The goodwill impairment test compares the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill to measure the amount of impairment loss, if any.  The implied fair value of goodwill is determined in the same manner as in a business combination.  Determining the fair value of the implied goodwill is judgemental in nature and often involves the use of significant estimates and assumptions.  As at September 30, 2009, the Company completed its annual goodwill impairment test and concluded there was no impairment.

VITRAN CORPORATION INC.
Notes to Consolidated Financial Statements (continued)
(In thousands of United States dollars, except per share amounts where noted)

Years ended December 31, 2009, 2008 and 2007

1.	Significant accounting policies (continued):

One of the indicators of impairment is a sustained decline in the Company's share price whereby the market capitalization of the Company is less than its book value for an extended period of time.  At December 31, 2008, before recording goodwill impairment charges, the carrying value of Vitran's net assets were $187.1 million compared to the market capitalization of all of the Company's outstanding shares which was $84.5 million.  The market valuation of the Company declined during the fourth quarter as Vitran's share price on the Nasdaq stock market decreased from $13.47 at September 30, 2008 to $6.26 at December 31, 2008. These factors and the depressed macroeconomic environment indicated a triggering event had occurred requiring the Company, at a reporting unit level, to test for the impairment of goodwill at December 31, 2008.  Using the income and market approach for estimating the fair value of each reporting unit, management concluded that the goodwill in its LTL segment was impaired and there was no impairment of goodwill in its other reporting units.

At December 31, 2009, the Company has not identified any indicators that would require re-testing for impairment.

FASB ASC 820-10-05 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).   The fair value used to value the Company's goodwill is a Level 3.
Under FASB ASC 350 the determination of the amount of goodwill impairment requires comparing the implied fair value of the affected reporting unit's goodwill with the carrying value of that goodwill. The impairment analysis concluded that the LTL segment's goodwill was impaired requiring a pre-tax non-cash charge of $107.4 million at December 31, 2008.

Intangible assets consist of not-to-compete covenants and customer relationships and are amortized on a straight-line basis over their expected lives ranging from three to eight years. During 2009 and 2008, the Company has not identified any indicators that would require testing for an impairment.

(l)	Income taxes:

The Company uses the asset and liability method of accounting for income taxes.  Under the asset and liability method, deferred tax assets and liabilities are recognized for the deferred tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Significant judgment is required in determining whether deferred tax assets will be realized in full or in part.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the year that includes the date of enactment.  FASB ASC 740-10, Accounting for Uncertainty in Income Taxes ("FASB ASC 740-10") requires that uncertain tax positions are evaluated in a two-step process, whereby (i) the Company determines whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position and (ii) for those tax positions that meet the more-likely-than-not recognition threshold, the Company would recognize the largest amount of tax benefit that is greater than fifty percent likely of being realized upon ultimate settlement with the related tax authority.

VITRAN CORPORATION INC.
Notes to Consolidated Financial Statements (continued)
(In thousands of United States dollars, except per share amounts where noted)

Years ended December 31, 2009, 2008 and 2007

1.	Significant accounting policies (continued):

(m)	Share-based compensation:

Under the Company's stock option plan, options to purchase common shares of the Company may be granted to key employees, officers and directors of the Company by the Board of Directors or by the Company's Compensation Committee.  There are 906,700 options outstanding under the plan.  The term of each option is 10 years and the vesting period is five years.  The exercise price for options is the trading price of the common shares of the Company on The Toronto Stock Exchange on the day of the grant.

Note 9(b) provides supplemental disclosure for the Company's stock options.

(n)	Advertising costs:

Advertising costs are expensed as incurred.  Advertising costs amounted to $376 in 2009 (2008 - $462; 2007 - $784).

(o)	Impairment of long-lived assets:

An impairment is recognized when the carrying amount of a long-lived asset to be held and used exceeds the sum of undiscounted cash flows expected from its use and disposal, and is measured as the amount by which the carrying amount of an asset exceeds its fair value.  A long-lived asset should be tested when events or circumstances indicate that its carrying amount may not be recoverable.  During 2009 and 2008, the Company has not identified any indicators that would require testing for an impairment.

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

VITRAN CORPORATION INC.
Notes to Consolidated Financial Statements (continued)
(In thousands of United States dollars, except per share amounts where noted)

Years ended December 31, 2009, 2008 and 2007

1.	Significant accounting policies (continued):

(r)	Accounts payable and accrued liabilities:

	2009	2008

Accounts payable	$35,134	$28,667
Accrued wages and benefits	7,991	9,159
Accrued claims, self insurance and workers' compensation	10,711	11,765
Amounts payable to vendors of acquisition	1,000	3,250
Other	10,610	10,654

	$65,446	$63,495

(s)	Deferred share units:

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

The preparation of financial statements in accordance with United States GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the year.  Significant estimates are used in determining, but not limited to, the allowance for doubtful accounts, deferred tax assets, claims and insurance accruals, share-based compensation, fair value measurements, intangible asset values and the fair value of reporting units for purposes of goodwill impairment tests.  Actual results could differ from those estimates.

VITRAN CORPORATION INC.
Notes to Consolidated Financial Statements (continued)
(In thousands of United States dollars, except per share amounts where noted)

Years ended December 31, 2009, 2008 and 2007

2.	Acquisition:

Las Vegas/L.A. Express, Inc.
On November 30, 2007, the Company acquired 100 percent of the outstanding shares of Las Vegas/L.A. Express, Inc. ("LVLA").  The aggregate purchase consideration was approximately $8.45 million (including transaction costs).  This is comprised of $6.25 million in cash, $1.9 million in assumed debt and transaction costs of approximately $0.3 million.  Further, approximately $4.35 million of additional cash consideration is contingent on the vendors meeting certain future financial metrics.  All additional contingent consideration paid to the vendors will be allocated to goodwill.  The results of operations of LVLA are included in the consolidated results of the Company commencing December 1, 2007.  The cash portion of the transaction was financed from proceeds from the Company's revolving credit facility.  The total amount of goodwill, once determined, is not deductible for tax purposes.  At December 31, 2008 and 2009, the operating results for LVLA exceeded the financial metrics required for the first and second contingent payments to the vendors.  The Company recorded a $4.25 million adjustment to goodwill, of which $3.25 million was required in 2008 and subsequently paid in 2009 and $1.0 million was recorded as a liability in 2009.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of the acquisition, as based on independent appraisals and management estimates:

Current assets	$4,146
Property and equipment	2,485
Identifiable intangible assets:
Covenants not-to-compete (3- to 6-year useful life)	160
Customer relationships (8-year useful life)	2,000
Goodwill	7,529
16,320

Current liabilities	2,611
Deferred income tax liability	956
Capital leases	624
Term loans	1,285

Net assets acquired	$10,844

VITRAN CORPORATION INC.
Notes to Consolidated Financial Statements (continued)
(In thousands of United States dollars, except per share amounts where noted)

Years ended December 31, 2009, 2008 and 2007

3.	Comprehensive income (loss):

The components of other comprehensive income (loss), such as changes in foreign currency adjustments, are required to be added to the Company's reported net income (loss), net of tax to arrive at comprehensive income (loss).  Other comprehensive income (loss) items have no impact on the reported net income (loss) as presented on the Consolidated Statements of Income (Loss).

	Foreign	Interest
	currency	rate
	translation	swap	Total

Balance at December 31, 2006	$3,859	$(15)	$3,844

Other comprehensive income (loss):
Translation adjustment	4,442	-	4,442
Unrealized loss	-	(1,541)	(1,541)
Tax effect	(1,060)	499	(561)
	3,382	(1,042)	2,340

Balance at December 31, 2007	7,241	(1,057)	6,184

Other comprehensive income (loss):
Translation adjustment	(10,350)	-	(10,350)
Unrealized loss	-	(1,442)	(1,442)
Tax effect	2,214	359	2,573
	(8,136)	(1,083)	(9,219)

Balance at December 31, 2008	(895)	(2,140)	(3,035)

Other comprehensive income (loss):
Unrealized gain	6,328	1,582	7,910
Tax effect	(1,750)	(467)	(2,217)
	4,578	1,115	5,693

Balance at December 31, 2009	$3,683	$(1,025)	$2,658

	2009	2008	2007

Net income (loss)	$(3,972)	$(71,225)	$13,710
Other comprehensive income (loss)	5,693	(9,219)	2,340

Comprehensive income (loss)	$1,721	$(80,444)	$16,050

VITRAN CORPORATION INC.
Notes to Consolidated Financial Statements (continued)
(In thousands of United States dollars, except per share amounts where noted)

Years ended December 31, 2009, 2008 and 2007

4.	Property and equipment:

	2009	2008

Land	$36,957	$34,573
Buildings	72,738	68,665
Leasehold interests and improvements	307	749
Vehicles	106,848	107,033
Machinery and equipment	26,659	24,585
	243,509	235,605

Less accumulated depreciation	97,717	83,003

	$145,792	$152,602

No interest costs attributable to the construction of a new facility in Toronto have been capitalized for the year ended December 31, 2009 (2008 - $290).

5.	Intangible assets:

	2009	2008

Customer relationships	$15,840	$13,840
Acquired customer relationships	-	2,000
	15,840	15,840

Covenants not-to-compete	3,145	2,985
Acquired covenants not-to-compete	-	160

	3,145	3,145

Less accumulated amortization	8,219	5,706

	$10,766	$13,279

VITRAN CORPORATION INC.
Notes to Consolidated Financial Statements (continued)
(In thousands of United States dollars, except per share amounts where noted)

Years ended December 31, 2009, 2008 and 2007

5.	Intangible assets (continued):

Amortization expense was $2.5 million in 2009 (2008 - $2.5 million).  Amortization expense for the following five years and thereafter is estimated to be as follows:

Year ending December 31:

2010	$2,498
2011	2,462
2012	2,349
2013	1,908
2014	1,298
Thereafter	251

$10,766

6.	Goodwill:

	2009	2008

Balance January 1
Goodwill	$127,431	$127,398
Accumulated impairment losses	(110,374)	(3,023)
	17,057	124,375

Foreign exchange	821	(1,921)
Transfer of goodwill to identifiable intangible assets, net of $864 of tax	-	(1,296)
Adjustment to goodwill (note 2)	1,000	3,250
Impairment of goodwill (note 1(k))	-	(107,351)

Balance at December 31
Goodwill	129,252	127,431
Accumulated impairment losses	(110,374)	(110,374)

	$18,878	$17,057

7.	Long-term debt:

	2009	2008

Term bank credit facilities (a)	$30,480	$49,877
Revolving credit facility (b)	49,431	44,550
Capital leases ©	10,170	15,975
	90,081	110,402

Less current portion	17,125	16,925

	$72,956	$93,477

VITRAN CORPORATION INC.
Notes to Consolidated Financial Statements (continued)
(In thousands of United States dollars, except per share amounts where noted)

Years ended December 31, 2009, 2008 and 2007

7.	Long-term debt (continued):

On September 21, 2009, the Company amended its credit agreement in respect of certain financial maintenance tests with substantially the same terms.  Pursuant to the amendment, the Company repaid $7.5 million of syndicated term debt and the residual net proceeds from the Company's private placement, described in note 9, were used to repay syndicated revolving debt.  The amendment is effective September 30, 2009 to December 31, 2010.

(a)	The term bank credit facility is secured by accounts receivable, property and equipment and general security agreements of the Company and of all its subsidiaries.

The credit agreement provides a $60 million term credit facility maturing July 31, 2012.  The Company had $29.7 million, bearing interest at 5.25%, outstanding under the term facility at December 31, 2009.  The provisions of the term facility impose certain financial maintenance tests.  At December 31, 2009, the Company was in compliance with these financial maintenance tests.  The Company had an additional $0.8 million, bearing interest at 4.74%, outstanding under a separate term credit facility maturing on September 30, 2010.

(b)
The Company's revolving credit facility provides up to $100 million, maturing July 31, 2012.  The Company had $49.4 million, bearing interest at 5.23% to 7.25%, outstanding at December 31, 2009.  The provisions of the revolving facility impose certain financial maintenance tests.  At December 31, 2009, the Company was in compliance with these financial maintenance tests.

(c)	The Company had $10.2 million of capital leases remaining at December 31, 2009.

At December 31, 2009, the required future principal repayments on all long-term debt and capital leases are as follows:

Year ending December 31:

2010	$17,125
2011	19,565
2012	53,168
2013	223

$90,081

VITRAN CORPORATION INC.
Notes to Consolidated Financial Statements (continued)
(In thousands of United States dollars, except per share amounts where noted)

Years ended December 31, 2009, 2008 and 2007

8.	Income taxes:

Income tax expense (recovery) differs from the amount that would be obtained by applying statutory federal, state and provincial income tax rates to the respective year's income from operations before income taxes as follows:

	2009	2008	2007

Effective statutory federal, state and provincial income tax rate	33.00%	33.50%	36.12%

Effective tax expense (recovery) on income beforeincome taxes	$(3,269)	$(35,696)	$5,264
Increase (decrease) results from:
Non-deductible share-based compensation expense	243	322	354
Income taxed at different rates in foreign jurisdictions	(3,392)	(4,372)	(4,930)
Impairment of goodwill	-	4,456	-
Other	485	(40)	175

Actual income tax expense (recovery)	$(5,933)	$(35,330)	$863

Income tax expense (recovery):

	2009	2008	2007

Current income tax expense (recovery):

Canada:
Federal	$(102)	$422	$589
Provincial	(94)	271	304
United States:
Federal	325	(1,127)	78
State	612	288	364
Other	142	255	303
	883	109	1,638
Deferred income tax expense (recovery):

Canada:
Federal	(28)	333	483
Provincial	(26)	214	250
United States:
Federal	(5,573)	(28,541)	(1,240)
State	(1,189)	(7,445)	(268)
	(6,816)	(35,439)	(775)

	$(5,933)	$(35,330)	$863

VITRAN CORPORATION INC.
Notes to Consolidated Financial Statements (continued)
(In thousands of United States dollars, except per share amounts where noted)

Years ended December 31, 2009, 2008 and 2007

8.	Income taxes (continued):

A summary of the principal components of deferred income tax assets and liabilities is as follows:

	2009	2008

Current deferred income tax assets:
Allowance for doubtful accounts	$965	$674
Insurance reserves	2,420	1,161
Financing costs	110	42

	$3,495	$1,877

Non-current deferred income tax assets:
Financing costs	$359	$104
Loss carryforwards	25,197	18,295
Other	-	2,707
Goodwill and intangible assets	22,620	22,256
	48,176	43,362

Non-current deferred income tax liabilities:
Property and equipment	(12,441)	(13,181)
Other	(2,141)	-
	(14,582)	(13,181)

	$33,594	$30,181

At December 31, 2009, the Company had approximately $49.0 million of net operating loss carryforwards available to reduce future years' taxable income for which a deferred tax asset has been recognized.  The net operating loss will expire between 2027 and 2029 if not utilized.

The Company adopted the provisions of FASB ASC 740-10 on January 1, 2007.  At December 31, 2009, the Company had unrecognized tax benefits of approximately $1.5 million, of which an estimated $1.3 million if recognized would have an impact on the effective tax rate.

The Company recognizes interest and penalties related to unrecognized tax benefits in the tax provision.  The Company had approximately $0.4 million accrued for interest and penalties.

The Company and its subsidiaries file income tax returns in U.S. and Canadian federal jurisdictions, and various states, provinces and foreign jurisdictions.  The Canada Revenue Agency had in 2008 commenced examination of the 2006 and 2007 tax years.  The examinations are expected to be completed by 2010.  These audits may impact the Company's unrecognized tax benefits in the next 12 months; however, the estimated financial outcome is indeterminable at this time.  Overall, the years 2005 to 2008 remain open to examination by tax authorities.

VITRAN CORPORATION INC.
Notes to Consolidated Financial Statements (continued)
(In thousands of United States dollars, except per share amounts where noted)

Years ended December 31, 2009, 2008 and 2007

8.	Income taxes (continued):

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at January 1, 2009	$1,567
Additions related to tax positions taken in the current year	-
Additions related to tax positions taken in previous years	36
Decreases related to tax positions taken in previous years	(286)
Decreases related to settlement with taxing authorities	-
Reductions due to expiry of statute of limitations	(53)
Increase due to foreign exchange translation	249

Balance at December 31, 2009	$1,513

9.	Common shares:

(a)	Private placement:

During 2009, the Company completed a delayed registration private placement of 2,698,282 common shares to several accredited investors at $8.50 per share.  This resulted in gross proceeds of $22.9 million to the Company before expenses of issue of $1.2 million, net of deferred income taxes of $0.4 million.

(b)	Stock options:

The Company provides a stock option plan to key employees, officers and directors to encourage executives to acquire a meaningful equity ownership interest in the Company over a period of time and, as a result, reinforce executives' attention on the long-term interest of the Company and its shareholders.  Under the plan, options to purchase common shares of the Company may be granted to key employees, officers and directors of the Company by the Board of Directors or by the Company's Compensation Committee.  There are 906,700 options outstanding under the plan.  The term of each option is 10 years and the vesting period is five years.  The exercise price for options is the trading price of the common shares of the Company on the Toronto Stock Exchange on the day of the grant.  The weighted average estimated fair value at the date of the grant for the options granted during 2009 was $4.61 (2008 - $5.27) per share.

The fair value of each option granted was estimated on the date of grant using the Black-Scholes-Merton fair value option pricing model with the following assumptions:

	2009	2008	2007

Risk-free interest rate	2.87%	3.93%	4.20%
Volatility factor of the future expected market price of the Company's common shares	44.68%	34.12%	31.76%
Expected life of the options	6 years	6 years	6 years

VITRAN CORPORATION INC.
Notes to Consolidated Financial Statements (continued)
(In thousands of United States dollars, except per share amounts where noted)

Years ended December 31, 2009, 2008 and 2007

9.	Common shares (continued):

Details of stock options are as follows:

	2009		2008
		Weighted		Weighted
		average		average
		exercise		exercise
	Number	price	Number	price

Outstanding, beginning of year	856,200	$13.03	820,200	$12.66
Granted	138,000	9.80	99,000	12.57
Forfeited	(17,500)	13.18	(13,000)	17.34
Exercised	(70,000)	4.77	(50,000)	5.07

Outstanding, end of year	906,700	$13.17	856,200	$13.03

Exercisable, end of year	570,900	$13.04	522,500	$11.10

               At December 31, 2009, the range of exercise prices, the weighted average exercise price and the weighted average remaining contractual life are as follows:

	Options outstanding			Options exercisable
		Weighted
		average	Weighted		Weighted
		remaining	average		average
Range of exercise	Number	contractual	exercise	Number	exercise
prices	outstanding	life (years)	price	exercisable	price

$2.20 - $2.61	132,800	1.94	$2.29	132,800	$2.29
$9.80 - $18.99	773,900	6.59	15.04	438,100	16.30

$2.20 - $18.99	906,700	5.91	$13.17	570,900	$13.04

      Compensation expense related to stock options was $739 for the year ended December 31, 2009 (2008 - $1,089; 2007 - $997).

VITRAN CORPORATION INC.
Notes to Consolidated Financial Statements (continued)
(In thousands of United States dollars, except per share amounts where noted)

Years ended December 31, 2009, 2008 and 2007

10.	Computation of income (loss) per share:

	2009	2008	2007

Numerator:
Net income (loss)	$(3,972)	$(71,225)	$13,710

Denominator:
Basic weighted average shares outstanding	14,293,747	13,485,132	13,458,786
Dilutive stock options	-	-	193,013
Dilutive weighted average shares outstanding	14,293,747	13,485,132	13,651,799

Basic income (loss) per share	(0.28)	(5.28)	1.02

Diluted income (loss) per share	(0.28)	(5.28)	1.00

Due to the net loss for the year ended December 31, 2009 and 2008, the 87,400 (2008 - 141,137) dilutive shares have no effect on the loss per share.  Diluted income per share excludes the effect of 559,900 anti-dilutive options for the year ended December 31, 2007.

11.	Risk management activities:

The Company is exposed to market risks, including the effect of changes in foreign currency exchange rates and interest rates, and uses derivatives to manage financial exposures that occur in the normal course of business.  The Company does not hold or issue derivatives for trading purposes.
Interest rate swaps:

The Company is exposed to interest rate volatility with regard to existing variable rate debt.  The Company has entered into variable-to-fixed interest rate swaps on variable rate term debt and revolving debt to limit its exposure to changing interest rates and future cash flows for interest.  The interest rate swaps provide for the Company to pay an amount equal to a specified fixed rate of interest times a notional principal amount and to receive in return an amount equal to a variable rate of interest times the same notional amount.  The swaps are accounted for as cash flow hedges.  The effective portions of changes in fair value of the interest rate swaps are recorded in Accumulated Other Comprehensive Income and are recognized into income in the same period in which the hedged forecasted transaction affects income.  Ineffective portions of changes in fair value are recognized into income as they occur.  At December 31, 2009, the notional amount of the swaps was $28.8 million, with the average pay rate being 5.01% and the average receive rate being 0.26%.  The swaps mature at various dates up to December 31, 2011.

Effective January 1, 2008, the Company adopted FASB ASC 820-10, which provides a framework for measuring fair value under United States GAAP.  As defined in FASB ASC 820-10, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price).  The Company utilizes market data or assumptions that the Company believes market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique.  These inputs can be readily observable, market corroborated or generally unobservable.

VITRAN CORPORATION INC.
Notes to Consolidated Financial Statements (continued)
(In thousands of United States dollars, except per share amounts where noted)

Years ended December 31, 2009, 2008 and 2007

11.	Risk management activities (continued):

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
Assets and liabilities measured at fair value on a recurring basis include the following as of December 31, 2009:

				Liabilities
	Level 1	Level 2	Level 3	at fair value

Liabilities:
Interest rate swaps	$-	$1,406	$-	$1,406

Total liabilities	$-	$1,406	$-	$1,406

The following table presents the fair value of derivative instruments for the year ended December 31, 2009:

				Gain in other
				comprehensive
				income
			Balance	year ended
	Notional	Fair	sheet	December 31,
	amount	value	location	2009

Interest rate swaps	$28,805	$1,406	Other liabilities	$1,582

VITRAN CORPORATION INC.
Notes to Consolidated Financial Statements (continued)
(In thousands of United States dollars, except per share amounts where noted)

Years ended December 31, 2009, 2008 and 2007

12.	Segmented information:

The Company's business operations are grouped into three operating segments: LTL, SCO and truckload, which provide transportation services in Canada and the United States.

	2009	2008	2007

Revenue:
LTL	$519,215	$610,933	$584,786
SCO	76,106	81,030	52,845
Truckload	33,939	34,374	32,886
Corporate office and other	-	-	-

	$629,260	$726,337	$670,517

Operating income (loss):
LTL	$(2,648)	$(98,371)	$23,153
SCO	5,480	4,373	3,271
Truckload	790	1,307	1,678
Corporate office and other	(4,031)	(4,641)	(5,103)

	$(409)	$(97,332)	$22,999

Goodwill impairment charges:
LTL	$-	$107,351	$-
SCO	-	-	-
Truckload	-	-	-
Corporate office and other	-	-	-

	$-	$107,351	$-

Depreciation and amortization:
LTL	$17,266	$18,273	$18,952
SCO	1,598	1,662	688
Truckload	936	1,006	1,052
Corporate office and other	102	83	78

	$19,902	$21,024	$20,770

Capital expenditures:
LTL	$4,371	$12,722	$31,103
SCO	576	523	1,379
Truckload	2	31	698
Corporate office and other	58	77	46

	$5,007	$13,353	$33,226

VITRAN CORPORATION INC.
Notes to Consolidated Financial Statements (continued)
(In thousands of United States dollars, except per share amounts where noted)

Years ended December 31, 2009, 2008 and 2007

12.	Segmented information (continued):

	2009	2008

Total assets:
LTL	$263,638	$261,319
SCO	21,340	18,226
Truckload	8,811	9,563
Corporate office and other	549	4,484

	$294,338	$293,592

Geographic information for revenue from point of origin and total assets is as follows:

	2009	2008	2007

Revenue:
Canada	$183,427	$223,125	$212,974
United States	445,833	503,212	457,543

	$629,260	$726,337	$670,517

		2009	2008

Total assets:
Canada		$74,327	$67,209
United States		220,011	226,383

		$294,338	$293,592

		2009	2008

Total long-lived assets:
Canada		$55,759	$49,295
United States		119,677	133,643

		$175,436	$182,938

Long-lived assets include property and equipment, goodwill and intangible assets.

VITRAN CORPORATION INC.
Notes to Consolidated Financial Statements (continued)
(In thousands of United States dollars, except per share amounts where noted)

Years ended December 31, 2009, 2008 and 2007

13.	Financial instruments:

The fair values of cash and cash equivalents, bank overdraft, accounts receivable, and accounts payable and accrued liabilities approximate the carrying values because of the short-term nature of these financial instruments.  The fair value of the Company's long-term debt, determined based on the future cash flows associated with each debt instrument discounted using an estimate of the Company's current borrowing rate for similar debt instruments of comparable maturity, is approximately equal to the carrying value at December 31, 2009 and 2008.

14.	Lease commitments:

At December 31, 2009, future minimum rental payments relating to operating leases for premises and equipment are as follows:

Year ending December 31:

2010	$23,534
2011	19,305
2012	15,455
2013	10,458
2014	8,170
Thereafter	5,483

$82,405

Total rental expense under operating leases was $22.7 million for the year ended December 31, 2009 (2008 - $18.0 million; 2007 - $15.6 million).

The Company has guaranteed a portion of the residual values of certain assets under operating leases.  If the market value of the assets at the end of the lease terms is less than the guaranteed residual value, the Company must, under certain circumstances, compensate the lessor for a portion of the shortfall.  The maximum exposure under these guarantees is $9.1 million.

15.	Employee benefits:

The Company sponsors defined contribution plans in Canada and the United States.  In Canada, the Company matches the employee's contribution to their registered retirement savings plan up to a maximum contribution.  In the United States, the Company sponsors 401(k) savings plans.  The Company matches a percentage of the employee's contribution subject to a maximum contribution.  The expense related to the plans was $0.5 million for the year ended December 31, 2009 (2008 - $1.9 million).

16.	Contingent liabilities:

The Company is subject to legal proceedings that arise in the ordinary course of business.  In the opinion of management, the aggregate liability, if any, with respect to these actions, will not have a material adverse effect on the consolidated financial position, results of operations or cash flows.  Legal costs are expensed as incurred.

VITRAN CORPORATION INC.
Notes to Consolidated Financial Statements (continued)
(In thousands of United States dollars, except per share amounts where noted)

Years ended December 31, 2009, 2008 and 2007

17.	Subsequent events:

The Company has completed an evaluation of all subsequent events through February 8, 2010, which is the issuance date of these consolidated financial statements and concluded no subsequent events occurred that required recognition or disclosure.

18.	Comparative figures:
Certain 2008 and 2007 figures have been reclassified to conform with the financial statement presentation adopted in 2009.

VITRAN CORPORATION INC.

Consolidated Supplemental Schedule of Quarterly Financial Information
(In thousands of United States dollars, except per share amounts where noted)

Years ended December 31, 2008 and 2009

	First	Second	Third	Fourth
2009 (Unaudited)	quarter	quarter	quarter	quarter

Revenue:
Less-than-truckload	$115,364	$131,667	$137,479	$134,705
Logistics	16,262	18,569	19,810	21,465
Truckload	8,009	8,446	8,627	8,857

Total revenue	$139,635	$158,682	$165,916	$165,027

Income (loss) from operations after depreciation and amortization	$(2,854)	$2,037	$2,359	$(1,951)

Net income (loss)	(2,356)	440	281	(2,337)

Earnings (loss) per share:
Basic	$(0.17)	$0.03	$0.02	$(0.14)
Diluted	(0.17)	0.03	0.02	(0.14)

	First	Second	Third	Fourth
2008 (Unaudited)	quarter	quarter	quarter	quarter

Revenue:
Less-than-truckload	$149,415	$168,161	$166,227	$127,130
Logistics	19,760	19,314	23,375	18,581
Truckload	8,332	8,515	9,003	8,524

Total revenue	$177,507	$195,990	$198,605	$154,235

Impairment of goodwill	-	-	-	$107,351

Income (loss) from operations after depreciation and amortization	$1,926	$8,048	$3,981	$(111,287)

Net income (loss)	1,134	4,577	2,066	(79,002)

Earnings (loss) per share:
Basic	$0.08	$0.34	$0.15	$(5.85)
Diluted	0.08	0.34	0.15	(5.85)

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

ITEM 9. a - CONTROLS AND PROCEDURES

As of the end of the period covered by this Annual Report on Form 10-K, the Company carried out an evaluation, under the supervision and with the participation of Company management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design, implementation and operation of its “disclosure controls and procedures”, as such term is defined in Rule 13a-15(e) of the Exchange Act.  Based on this evaluation, the Company’s CEO and CFO have concluded that the Company’s “disclosure controls and procedures” are effective as of December 31, 2009 to enable the Company to record, process, summarize and report in a timely manner the information that the Company is required to disclose in submissions and filings with the SEC in accordance with the Exchange Act.

There have been no significant changes in our internal control over financial reporting, which we define in accordance with Exchange Act Rule 13a-15(f) to include our control environment, control procedures, and accounting systems, or any other factors that could materially affect or are reasonably likely to materially affect our internal control over financial reporting during the 2009 fourth quarter.

Inherent Limitation of the Effectiveness of Internal Control

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all the control issues and instances of management override or improper acts, if any, have been detected.  These inherent limitations include the realities that judgment in decision making can be faulty, and that breakdowns can occur because of simple errors or mistakes.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Because of the inherent limitations in a cost-effective control system, misstatements due to management override or loss may have adverse and material effects on our business, financial condition and results of operations.

Management’s Report on Internal Control over Financial Reporting

The management of Vitran Corporation Inc. (“Vitran”) is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Vitran’s management team assessed the effectiveness of its internal control over financial reporting using the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and based on that assessment concluded that internal control over financial reporting was effective as of December 31, 2009.

KPMG LLP, an independent public accounting firm registered with the PCAOB, has issued an attestation report on the effectiveness of Vitran’s internal control over financial reporting, as stated in their report which is included herein.

February 8, 2010                                   /s/ Richard E. Gaetz, President and Chief Executive Officer
/s/ Sean P. Washchuk, Vice President Finance and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Vitran Corporation Inc.

We have audited Vitran Corporation Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Vitran Corporation Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Vitran Corporation Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Vitran Corporation Inc. as of December 31, 2009 and 2008, and the related consolidated statements of income (loss), shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2009, and our report dated February 8, 2010 expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph regarding the Company’s adoption of FASB ASC 815-10-50 - Disclosures about Derivative Instruments and Hedging Activities on January 1, 2009, FASB ASC 855-10 - Subsequent Events on June 30, 2009 and FASB ASC 825-10-05 - Fair Value Measurements and FASB ASC 825-10 - The Fair Value Option for Financial Assets and Financial Liabilities on January 1, 2008.

/s/ KPMG LLP
Chartered Accountants, Licensed Public Accountants

Toronto, Canada
February 8, 2010

ITEM 9. b - OTHER INFORMATION

None.

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information for directors, Section 16(a) beneficial ownership reporting and other compliance as required by Item 407 of Regulation S-K, is reported in the Company’s definitive proxy statement filed pursuant to Regulation 14A and is incorporated herein by reference. The following table sets forth certain information concerning our executive officers:

Name	Age	Position	History

Richard E. Gaetz (Mississauga, Canada)	52	President and Chief Executive Officer
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

Sean P. Washchuk (Burlington, Canada)	37	Vice President Finance and Chief Financial Officer
Mr. Washchuk joined Vitran in 2000 as the Corporate Controller and was appointed Chief Financial Officer and Vice President Finance in 2004.  Prior to joining Vitran in 2000, he was a Controller at a North American plastics recycling company and was also a manager at PricewaterhouseCoopers in the assurance and business advisory services practice.  Mr. Washchuk is a Chartered Accountant with the Ontario Institute and received a Bachelor of Accounting degree from Brock University in Ontario.

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

ITEM 11 - EXECUTIVE COMPENSATION

The information required by Item 11 of Form 10-K appears in the Company’s definitive proxy statement for the 2010 Annual Meeting of its Shareholders, reference to which is hereby made, and the information therein is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 12 of Form 10-K appears in the Company’s proxy statement for the 2010 Annual Meeting of its Shareholders, reference to which is hereby made, and the information therein is incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

KPMG LLP has served as the Company’s auditors since 1989.  For the fiscal years ended December 31, 2009 and 2008, fees billed by KPMG LLP to Vitran for services were:
	Year ended December 31,
	2009	2008
Audit and audit-related fees	$505,895	$562,150
Tax fees	Nil	Nil
All other fees	Nil	Nil
	$505,895	$562,150

All services provided by KPMG to Vitran for 2009 and 2008 were approved by the Audit Committee.  The Audit Committee pre-approves all non-audit services to be provided to the Company or its subsidiary entities by its independent auditors.  For further details regarding the Audit Committee approval process, please review the Audit Committee charter which is available free of charge on Vitran’s website at www.vitran.com.

For information regarding the members and other applicable information of the Audit Committee, please review the Company’s proxy statement for the 2010 Annual Meeting of its Shareholders, reference to which is hereby made, and the information therein is incorporated herein by reference.

PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

(a)             (1)    Financial Statements

Consolidated Balance Sheets as at December 31, 2009 and 2008 and the Consolidated Statements of Income (Loss), Shareholders’ Equity and Cash Flows for the years ended December 31, 2009, 2008, and 2007 are reported on by KPMG LLP, Chartered Accountants.  These statements are prepared in accordance with United States GAAP.

(2)	Financial Statements Schedule:

Schedule II - Valuation and Qualifying Accounts

Vitran Corporation Inc.
Three years ended December 31, 2009

Allowance for Doubtful Accounts
(in thousands of dollars)	Balance at	Charges to		Balance
	beginning	costs and		at end
Description	of year	expenses	Deductions	of year

Year ended December 31, 2007
Accounts receivable allowances for revenue adjustments and doubtful accounts	$2,199	$879	$(588)	$2,490
Year ended December 31, 2008
Accounts receivable allowances for revenue adjustments and doubtful accounts	$2,490	$2,588	$(1,310)	$3,768
Year ended December 31, 2009
Accounts receivable allowances for revenue adjustments and doubtful accounts	$3,768	$1,436	$(1,730)	$3,474

(3)	Exhibits Filed

The exhibits listed in the accompanying Exhibit Index are filed as part of this Annual Report on Form 10-K.

(b)	Separate Financial Statements

None

Exhibit Number	Description of Exhibit
4.1	Articles of Incorporation effective April 29, 1981 (1)
4.2	Articles of Amendment effective May 27, 1987 (2)
4.3	Articles of Amendment effective July 16, 1987 (3)
4.4	Articles of Arrangement effective February 5, 1991 (4)
4.5	Articles of Amendment effective April 22, 2004 (5)
4.6	Amended By-Laws effective February 7, 2008 (6)
4.7	By-law to authorize the directors to borrow and give security effective July 16, 1987 (7)
5.1	Legal Opinion of Lang Michener LLP (23)
10.1	Employee Stock Option Plan (8)
10.2	Employment agreement dated November 25, 2004 from the registrant to Sean P. Washchuk (9)
10.3	Deferred share unit plan for Directors, dated September 14, 2005 (10)
10.4	Deferred share unit plan for Senior Executives, dated March 10, 2006 (11)
10.5
Credit Agreement between JPMorgan Chase Bank, N.A. as Agent and JPMorgan Chase Bank, N.A., JPMorgan  Chase Bank, N.A., Toronto Branch, those other financial institutions whose names appear on the signature pages hereto and the other persons from time to time party hereto as Lenders as Lenders and J.P. Morgan Securities Inc.. as Lead Arranger and Sole Bookrunner and Bank of America, N.A. and Bank of Montreal as Co-Syndication Agents and National Bank of Canada and Fifth Third Bank as Co-Documentation Agents And Vitran Corporation Inc., Vitran Express Canada Inc. and Vitran Corporation as Borrowers Dated as of July 31, 2007 (12)

10.6
Amendment No.2 to Credit Agreement between JPMorgan Chase Bank N.A. and those banks whose names appear on the signature pages hereto and Vitran Corporation Inc., Vitran Express Canada Inc. and Vitran Corporation(13)

10.7	Amendment No. 3 to Credit Agreement dated December 30, 2008, by and among Vitran Corporation Inc. and certain subsidiaries, JPMorgan Chase Bank, N.A., as Agent, and the Banks named therein. (14)
10.8
Amendment No.4 to Credit Agreement between JPMorgan Chase Bank N.A. and those banks whose names appear on the signature pages hereto and Vitran Corporation Inc., Vitran Express Canada Inc. and Vitran Corporation(15)

10.9	Employment Agreement dated March 16, 2009 between the Registrant and Rick E. Gaetz (16)
10.10	Amendment No. 5 to Credit Agreement dated May 8, 2009, by and among Vitran Corporation Inc. and certain subsidiaries, JPMorgan Chase Bank, N.A., as Agent, and the Banks named therein (17)
10.11	Securities Purchase Agreement dated September 17, 2009 (18)
10.12	Amendment No. 6 to Credit Agreement dated September 17, 2009, by and among Vitran Corporation Inc. and certain subsidiaries, JPMorgan Chase Bank, N.A., as Agent, and the Banks named therein. (19)
10.13	Registration Rights Agreement dated September 21, 2009 (20)
14.1	Code of Conduct for Employees (21)
14.2	Code of Conduct for Directors (22)

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (23)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (23)
32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (23)

Notes:
(1)	Filed as Exhibit 1.1 to the Registrant’s Registration Statement on Form 20-F filed with the Commission on June 14, 1995.

(2)	Filed as Exhibit 1.2 to the Registrant’s Registration Statement on Form 20-F filed with the Commission on June 14, 1995.

(3)	Filed as Exhibit 1.3 to the Registrant’s Registration Statement on Form 20-F filed with the Commission on June 14, 1995.

(4)	Filed as Exhibit 1.4 to the Registrant’s Registration Statement on Form 20-F filed with the Commission on June 14, 1995.

(5)	Filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on May 7, 2004.

(6)	Filed as Exhibit 4.6 to the Registrant’s Registration Statement on Form S-8 filed with the Commission on September 11, 2009

(7)	Filed as Exhibit 1.6 to the Registrant’s Registration Statement on Form 20-F filed with the Commission on June 14, 1995.

(8)	Filed as Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 filed with the Commission on September 11, 2009.

(9)	Filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on December 9, 2004.

(10)	Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on September 15, 2005.

(11)	Filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on March 13, 2006.

(12)	Filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on August 9, 2007.

(13)	Filed as Exhibit 10.9.7 to the Registrant’s Current Report on Form 8-K filed on April 24, 2008.

(14)	Filed as Exhibit 10.9.8 to the Registrant’s Current Report on Form 8-K filed on January 5, 2009.

(15)	Filed as Exhibit 10.9.9 to the Registrant’s Annual Report on Form 10-K filed on March 11, 2009.

(16)	Filed as Exhibit 10.23 to the Registrant’s Current Report on Form 8-K filed on March 17, 2009.

(17)	Filed as Exhibit 10.9.9 to the Registrant’s Current Report on Form 8-K filed on May 28, 2009.

(18)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 18, 2009.

(19)	Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on September 18, 2009.

(20)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 22, 2009.

(21)        Filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on August 3, 2004.

(22)        Filed as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on August 3, 2004.

(23)        Filed as an exhibit to this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Toronto, Province of Ontario, on the 8th day of February, 2010.

Vitran Corporation Inc.

By:	/s/ SEAN P. WASHCHUK

Sean P. Washchuk Vice President Finance and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ RICHARD D. McGRAW	Chairman of the Board	February 8, 2010

Richard D. McGraw

/s/ RICHARD E. GAETZ	President and Chief Executive Officer, Director	February 8, 2010

Richard E. Gaetz

/s/ GEORGES L. HÉBERT	Director	February 8, 2010

Georges L. Hébert

/s/ WILLIAM S. DELUCE	Director	February 8, 2010

William S. Deluce

/s/ ANTHONY F. GRIFFITHS	Director	February 8, 2010

Anthony F. Griffiths

/s/ JOHN R. GOSSLING	Director	February 8, 2010

John R. Gossling

/s/ SEAN P. WASHCHUK	Vice President Finance and Chief Financial Officer	February 8, 2010
(Principal Financial Officer)
Sean P. Washchuk

/s/ FAYAZ D. SULEMAN	Corporate Controller	February 8, 2010
(Principal Accounting Officer)
Fayaz D. Suleman