Form 10-Q
period 2010-03-31
VITRAN CORP INC
filed 2010-04-28
CIK 946823

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 16,266,441 common shares outstanding at April 27, 2010

Part I. Financial Information

Item 1: Financial Statements

VITRAN CORPORATION INC.

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(Unaudited)

(In thousands of United States dollars except for per share amounts)

	Three months Ended March 31, 2010	Three months Ended March 31, 2009
Revenue	$165,931	$139,635
Operating expenses:
Salaries, wages and other employee benefits	64,766	62,551
Purchased transportation	25,551	18,058
Depreciation and amortization	4,935	5,027
Maintenance	7,506	6,599
Rents and leases	6,888	6,489
Purchased labor and owner operators	20,642	17,187
Fuel and fuel-related expenses	20,903	13,436
Other operating expenses	14,686	13,571
Other income	(144)	(429)

Total operating expenses	165,733	142,489

Income (loss) from operations before undernoted	198	(2,854)
Interest expense, net	2,103	2,196

Loss from operations before income taxes	(1,905)	(5,050)
Income tax recovery	(976)	(2,694)

Net loss	$(929)	$(2,356)

Loss per share:
Basic	$(0.06)	$(0.17)
Diluted	$(0.06)	$(0.17)

Weighted average number of shares:
Basic	16,266,441	13,498,159
Diluted	16,266,441	13,498,159

See accompanying notes to consolidated financial statements

VITRAN CORPORATION INC.

CONSOLIDATED BALANCE SHEETS

(In thousands of United States dollars)

	March 31, 2010	Dec. 31, 2009
	(Unaudited)	(Audited)
Assets
Current assets:
Accounts receivable	$82,053	$69,591
Inventory, deposits and prepaid expenses	11,911	11,539
Income and other taxes recoverable	1,730	683
Deferred income taxes	3,822	3,495

	99,516	85,308
Property and equipment	145,497	145,792
Intangible assets	10,138	10,766
Goodwill	19,085	18,878
Deferred income taxes	33,259	33,594

	$307,495	$294,338

Liabilities and Shareholders’ Equity
Current liabilities:
Bank overdraft	$1,287	$105
Accounts payable and accrued liabilities	75,775	65,446
Current portion of long-term debt	16,551	17,125

	93,613	82,676
Long-term debt	74,990	72,956
Other	2,563	2,919

Shareholders’ equity:
Common shares, no par value, unlimited authorized, 16,266,441 issued and outstanding at March 31, 2010 and December 31, 2009	99,584	99,584
Additional paid-in capital	4,417	4,264
Retained earnings	28,352	29,281
Accumulated other comprehensive income	3,976	2,658

	136,329	135,787

	$307,495	$294,338

Contingent liabilities (note 7)

See accompanying notes to consolidated financial statements.

VITRAN CORPORATION INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands of United States dollars, except share amounts)

	Common shares		Additional Paid-in Capital	Retained Earnings	Accumulated other comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
December 31, 2009	16,266,441	$99,584	$4,264	$29,281	$2,658	$135,787
Net loss	—	—	—	(929)	—	(929)
Other comprehensive income	—	—	—	—	1,318	1,318
Share-based compensation	—	—	153	—	—	153

March 31, 2010	16,266,441	$99,584	$4,417	$28,352	$3,976	$136,329

	Common shares		Additional Paid-in Capital	Retained Earnings	Accumulated other comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
December 31, 2008	13,498,159	$77,500	$3,525	$33,253	$(3,035)	$111,243
Net loss	—	—	—	(2,356)	—	(2,356)
Other comprehensive loss	—	—	—	—	(744)	(744)
Share-based compensation	—	—	234	—	—	234

March 31, 2009	13,498,459	$77,500	$3,759	$30,897	$(3,779)	$108,377

VITRAN CORPORATION INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands of United States dollars)

	Three months Ended March 31, 2010	Three months Ended March 31, 2009
Cash provided by (used in):
Operations:
Net loss	$(929)	$(2,356)
Items not involving cash from operations
Depreciation and amortization expense	4,935	5,027
Deferred income taxes	(357)	(2,320)
Share-based compensation expense	153	234
Gain on sale of property and equipment	(144)	(429)
Change in non-cash working capital components	(3,709)	(246)

	(51)	(90)
Investments:
Purchase of property and equipment	(2,865)	(1,627)
Proceeds on sale of property and equipment	710	1,047

	(2,155)	(580)
Financing:
Change in revolving credit facility and bank overdraft	7,822	4,626
Repayment of long-term debt	(3,908)	(2,268)
Repayment of capital leases	(1,273)	(1,820)

	2,641	538
Effect of translation adjustment on cash	(435)	132

Increase in cash and cash equivalents	—	—
Cash and cash equivalents, beginning of period	—	—

Cash and cash equivalents, end of period	$—	$—

Change in non-cash working capital components:
Accounts receivable	$(12,462)	$(67)
Inventory, deposits and prepaid expenses	(372)	312
Income and other taxes recoverable	(1,204)	(723)
Accounts payable and accrued liabilities	10,329	232

	$(3,709)	$(246)

See accompanying notes to consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of United States dollars except for per share amounts)

1.	Accounting Policies

The interim consolidated financial statements have been prepared in accordance with the rules prescribed for filing interim financial statements and accordingly, do not contain all the disclosures that may be necessary for complete financial statements prepared in accordance with United States generally accepted accounting principles. The interim consolidated financial statements have been prepared in accordance with instructions to Quarterly Report on Form 10-Q. The interim consolidated financial statements should be read in conjunction with the Company’s 2009 Annual Report on Form 10-K. The interim consolidated financial statements follow the same accounting principles and methods of application as the most recent annual consolidated financial statements, except as noted in Note 2.

These interim unaudited consolidated financial statements reflect all adjustments which are, in the opinion of Management, necessary for a fair presentation of the results of the interim period presented. Operating results for the quarter ended March 31, 2010 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2010.

2.	New Accounting Pronouncements

Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“FASB ASC”) Update No. 2010-06 “Improving Disclosure about Fair Value Measurements”, requires enhanced disclosures about recurring and nonrecurring fair-value measurements including significant transfers in and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances and settlements on a gross basis of Level 3 fair-value measurements. FASB ASC update No. 2010-06 was adopted January 1, 2010 except for the requirement to separately disclose purchases, sales, issuances and settlements of recurring Level 3 fair value measurements which is effective January 1, 2011.

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

For reporting purposes, the Canadian operations are translated into United States dollars using the current rate method. Under this method, all assets and liabilities are translated at the period-end rate of exchange and all revenue and expense items are translated at the average rate of exchange for the period. The resulting translation adjustment is recorded as a separate component of shareholders’ equity. United States dollar debt of $68.8 million is designated as a hedge of the investment in the United States dollar functional operations, such that related transaction gains and losses are recorded in the separate component of shareholders’ equity.

4.	Comprehensive Income (Loss)

The components of other comprehensive income (loss) (“OCI”) such as changes in foreign currency adjustments are required to be added to the Company’s reported net income to arrive at comprehensive net income (loss). Other comprehensive income (loss) items have no impact on the reported net income as presented on the Consolidated Statements of Income (Loss).

The following are the components of other comprehensive income (loss), net of income taxes, for the three months ended March 31, 2010 and 2009:

	Three months Ended March 31, 2010	Three months Ended March 31, 2009
Net loss	$(929)	$(2,356)
Translation adjustment	1,169	(1,017)
Interest rate swaps	205	387
Tax effect	(56)	(114)

Other comprehensive income (loss)	$1,318	$(744)

Comprehensive net income (loss)	$389	$(3,100)

5.	Computation of Loss per Share

	Three months Ended March 31, 2010	Three months Ended March 31, 2009
Numerator:
Net loss	$(929)	$(2,356)

Denominator:
Basic weighted-average shares outstanding	16,266,441	13,498,159
Dilutive stock options	—	—
Dilutive weighted-average shares outstanding	16,266,441	13,498,159

Basic loss per share	$(0.06)	$(0.17)

Diluted loss per share	$(0.06)	$(0.17)

Due to the net loss for the three months ended March 31, 2010 and March 31, 2009, dilutive shares have no effect on the loss per share.

6.	Assets Held for Sale

The Company has certain assets that are classified as assets held for sale. These assets are carried on the balance sheet at the lower of the carrying amount or estimated fair value, less cost to sell. Once an asset is classified held for sale, there is no further depreciation taken on the asset. At March 31, 2010, the net book value of assets held for sale was approximately $4.9 million (December 31, 2009—$5.4 million). This amount is included in property and equipment on the balance sheet.

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

Interest Rate Swaps

The Company is exposed to interest rate volatility with regard to existing variable rate debt. The Company has entered into variable-to-fixed interest rate swaps on variable rate term debt and revolving debt to limit its exposure to changing interest rates and future cash flows for interest. The interest rate swaps provide for the Company to pay an amount equal to a specified fixed rate of interest times a notional principal amount and to receive in return an amount equal to a variable rate of interest times the same notional amount. The swaps are accounted for as cash flow hedges. The effective portions of changes in fair value of the interest rate swaps are recorded in Accumulated Other Comprehensive Income and are recognized into earnings in the same period in which the hedged forecasted transaction affects earnings. Ineffective portions of changes in fair value are recognized into earnings as they occur. At March 31, 2010, the notional amount of the swaps was $25.5 million, with the average pay rate being 5.03% and the average receive rate being 0.29%. The swaps mature at various dates up to December 31, 2011.

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

Liabilities measured at fair value on a recurring basis include the following as of March 31, 2010:

	Fair Value Measurements Using			Liabilities
(in thousands)	Level 1	Level 2	Level 3	At Fair Value
Liabilities
Interest rate swaps	$—	$1,203	$—	$1,203

Total liabilities	$—	$1,203	$—	$1,203

The following table presents the fair value of derivative instruments for the three months ended March 31, 2010:

	Notional Amount	Fair Value	Balance Sheet Location	Gain in OCI Three months ended March 31, 2010
Interest rate swaps	$25,537	$1,203	Other liabilities	$205

9.	Segmented Information

	Three months Ended March 31, 2010	Three months Ended March 31, 2009
Revenue:
LTL	$137,018	$115,364
SCO	20,125	16,262
Truckload	8,788	8,009
Corporate office and other	—	—

	$165,931	$139,635

	Three months Ended March 31, 2010	Three months Ended March 31, 2009
Operating income (loss):
LTL	$(623)	$(2,684)
SCO	1,363	421
Truckload	488	192
Corporate office and other	(1,030)	(783)

	$198	$(2,854)

9.	Segmented Information (continued)

	Three months Ended March 31, 2010	Three months Ended March 31, 2009
Depreciation and amortization:
LTL	$4,329	$4,375
SCO	406	390
Truckload	169	241
Corporate office and other	31	21

	$4,935	$5,027

10.	Subsequent events

The Company has completed an evaluation of all subsequent events through the issuance date of these consolidated financial statements and concluded no subsequent events occurred that required recognition or disclosure.

11.	Comparative figures

Certain comparative figures have been reclassified to conform to the financial statement presentation adopted in the current year.

Item 2. Management’s Discussion and Analysis of Results of Operation

The following discussion should be read in conjunction with our unaudited consolidated interim financial statements for the three months ended March 31, 2010 and the notes thereto as included in Item 1 of this Quarterly Report on Form 10-Q.

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

This Quarterly Report on Form 10-Q contains forward-looking statements regarding, but not limited to, the following:

•	the Company’s belief it will generate sufficient taxable income to use deferred tax assets;
•	the Company’s ability to realize cost savings from re-engineering its linehaul and pick-up and delivery operations in the U.S. LTL business unit;
•	the Company’s ability to realize cost savings from wage and salary reductions;
•	the Company’s intention to maintain sales momentum and to achieve income from operations in the LTL segment;
•	the Company’s ability to continue to realize maintenance expense savings from recently acquired rolling stock in the U.S. LTL business unit;
•	the Company’s intention to replace purchased linehaul expense with Company drivers and Company-owned rolling stock;
•	the Company’s expectation that year-over-year results will improve if the LTL pricing initiatives take hold;
•	the Company’s expectation to return its days sales outstanding measure to historical levels;
•

the Company’s intention to purchase a specified level of capital assets and to finance such acquisitions with cash flow from operations and, if necessary, from the Company’s revolving credit facilities;

•	the Company’s expectation to improve profitability from additional operating initiatives in the LTL segment;
•	the Company’s ability to meet future debt covenants and develop successful financing alternatives;
•	the Company’s ability to generate future operating cash flows from profitability and managing working capital;
•	the Company’s ability to exceed prior year results in the SCO segment if trends in current activity levels within the segment persist;
•	the Company’s ability to benefit from an improvement in the economic environment.

Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause Vitran’s actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that may cause such differences include but are not limited to technological change, increase in fuel costs, regulatory change, changes in tax legislation, the general health of the economy, changes in labor relations, geographic expansion, capital requirements, availability of financing, claims and insurance costs, environmental hazards, availability of qualified drivers and competitive factors. More detailed information about these and other factors is included in Item 1A – Risk Factors in the Company’s 2009 Annual Report on Form 10-K. Many of these factors are beyond the Company’s control; therefore, future events may vary substantially from what the Company currently foresees. You should not place undue reliance on such forward-looking statements. Vitran Corporation Inc. does not assume the obligation to revise or update these forward-looking statements after the date of this document or to revise them to reflect the occurrence of future unanticipated events, except as may be required under applicable securities laws.

Unless otherwise indicated all dollar references herein are in U.S. dollars. The Company’s Annual Report on Form 10-K, as well as all the Company’s other required filings, may be obtained from the Company at www.vitran.com or from www.sedar.com or from www.sec.gov.

CONSOLIDATED RESULTS

The following table summarizes the Consolidated Statements of Loss for the three months ended March 31:

	For the three months ended March 31,
(in thousands)	2010	2009	2010 vs 2009
Revenue	$165,931	$139,635	18.8%
Salaries, wages and employee benefits	64,766	62,551	3.5%
Purchased transportation	25,551	18,058	41.5%
Depreciation and amortization	4,935	5,027	(1.8%)
Maintenance	7,506	6,599	13.7%
Rents and leases	6,888	6,489	6.1%
Purchased labor and owner operators	20,642	17,187	20.1%
Fuel and fuel related expenses	20,903	13,436	55.6%
Other operating expenses	14,686	13,571	8.2%
Operating income	(144)	(429)	(66.4%)

Total Expenses	$165,733	$142,489	16.3%

Income (loss) from operations	198	(2,854)	106.9%
Interest expense, net	2,103	2,196	(4.2%)
Income tax recovery	(976)	(2,694)	63.8%

Net loss	$(929)	$(2,356)	60.6%

Loss per share:
Basic	$(0.06)	$(0.17)
Diluted	$(0.06)	$(0.17)
Operating Ratio (1)	99.9%	102.0%

Revenue increased 18.8% to $165.9 million for the first quarter of 2010 compared to $139.6 million in the first quarter of 2009. Revenue in the LTL, SCO, and Truckload segments increased 18.8%, 23.8% and 9.7%, respectively. Revenue for the first quarter of 2010 was impacted by a stronger Canadian dollar and an increase in fuel surcharge revenue, accounting for approximately $13.1 million of the consolidated revenue increase. Excluding the impact of fuel surcharge revenue and a stronger Canadian dollar, revenue for the comparative quarters improved 9.4%. Detailed explanations for the fluctuations in revenue are discussed below in “Segmented Results”.

Salaries, wages and employee benefits increased 3.5% for the first quarter of 2010 compared to the same period a year ago. This is consistent with the 3% increase in employee headcount compared to March 31, 2009 and on-going increases in employee healthcare expenses.

Purchased transportation increased 41.5% in the first quarter of 2010 compared to the first quarter of 2009. An increase in LTL segment activity as indicated by the 10.9% increase in shipments and the 18.1% increase in length of haul within the U.S. LTL business unit contributed to the increase in purchased transportation expense. Should the LTL segment continue to experience significant shipment growth above the 2009 levels, purchased transportation expense will continue to expand. It is management’s intention to replace purchased transportation with company drivers and equipment as lane density and financial results appear sustainable and warrant the commitment to company drivers and the investment in equipment.

Depreciation and amortization expense declined slightly, by 1.8%, for the first quarter of 2010 compared to the same period in 2009, and is primarily attributable to the sale of rolling stock and buildings throughout 2009.

Maintenance expense increased 13.7% to $7.5 million for the first quarter of 2010 compared to $6.6 million for the first quarter of 2009. However, as a percentage of revenue, maintenance expense declined to 4.5% for the first quarter of 2010 compared to 4.7% in the same quarter a year ago. The decline in maintenance expense as a percentage of revenue can be attributed to the addition of 650 new units of rolling stock in the fourth quarter of 2009.

Rents and leases expense increased 6.1% to $6.9 million for the first quarter of 2010 compared to $6.5 million for the first quarter of 2009. The increase is attributable to the aforementioned 650 pieces of new rolling stock added in the fourth quarter of 2009 and financed by operating lease commitments.

Purchased labor and owner operator expenses, primarily driven by the Canadian LTL business unit and the Supply Chain Operation, increased in the comparable first quarter of 2010 and 2009 due to an increase in LTL shipments and an increase in activity levels within the Supply Chain Operation.

Fuel and fuel-related expenses increased 55.6% for the three-month period ended March 31, 2010 compared to the same three-month period a year ago. The average price of diesel increased approximately 32.0% in the comparative three-month periods. Furthermore, the Company’s fuel consumption increased due to the increase in activity as indicated by the 10.9% increase in shipments and 18.1% increase in length of haul.

The Company incurred interest expense of $2.1 million in the first quarter of 2010 compared to interest expense of $2.2 million for the same quarter a year ago. The Company’s interest rate spread on its syndicated revolving and term debt was 50 bps less than the first quarter of 2009, but offset by an increase in amortizing bank syndication fees resulting in a slight reduction in interest expense.

Income tax recovery for the first quarter of 2010 was $1.0 million compared to a recovery of $2.7 million for the same quarter a year ago due to a decrease in loss before income tax expense in the current quarter. On a consolidated basis, the Company generated taxable losses in the United States, which have been recognized as deferred tax assets. Management believes the Company will generate sufficient taxable income to use these losses in the future.

Net loss for the 2010 first quarter was $0.9 million compared to a net loss of $2.4 million for the same quarter in 2009. This resulted in a loss per share of $0.06 for the first quarter of 2010 compared to a loss per share of $0.17 for the first quarter of 2009. The weighted average number of shares for the current quarter was 16.3 million compared to 13.5 million shares in the first quarter of 2009. The weighted average share count increased due to the issuance of 2.7 million shares in a private placement on September 21, 2009.

SEGMENTED RESULTS

Less-Than-Truckload (LTL)

The table below provides summary information for the LTL segment for the three months ended March 31:

	For the three months ended March 31,
(in thousands)	2010	2009	2010 vs 2009
Revenue	$137,018	$115,364	18.8%
Loss from operations	(623)	(2,684)	76.8%
Operating ratio	100.5%	102.3%
Number of shipments (2)	946,319	853,668	10.9%
Weight (000s of lbs) (3)	1,431,596	1,276,668	12.1%
Revenue per shipment (4)	$144.79	$135.14	7.1%
Revenue per hundredweight (5)	$9.57	$9.04	5.9%

Revenue in the LTL segment increased 18.8% to $137.0 million in the first quarter of 2010 compared to $115.4 million in the same period a year ago. The increase in revenue was influenced by fuel surcharge which represented 12.0% of revenue in the first quarter of 2010 compared to 9.2% of revenue in the first quarter of 2009. Therefore, revenue net of fuel surcharge for the first quarter of 2010 increased 15.0% compared to the first quarter of 2009.

Revenue, net of fuel surcharge, was impacted by positive momentum in the North American economy in the first quarter of 2010 as indicated by the increase in shipments and tonnage of 10.9% and 12.1% respectively compared to the first quarter of 2009.

Shipments per day in the U.S. LTL business unit increased 10.1% for the first quarter of 2010 compared to the first quarter of 2009. This can be attributed to the integrated operating footprint in the United States introduced in the first quarter of 2009, allowing the business unit to expand its service offering across longer lanes and achieve market share growth. This was confirmed by the 18.1% increase in length of haul from March 31, 2010 compared to March 31, 2009. In addition to the increase in length of haul, Vitran introduced a new branding and marketing campaign late in the third quarter of 2009 that augmented the activity level gains.

The LTL segment made additional changes in early April 2009 re-engineering its linehaul and pick-up and delivery operations to reduce claims expenses, dock handling costs and linehaul expenses, as well as a 5% reduction in wages and salaries for all employees. These initiatives resulted in an improvement in the 2010 first quarter loss from operations to $0.6 million and an operating ratio of 100.5% compared to the first quarter of 2009 that posted a loss from operations of $2.7 million and an operating ratio of 102.3%. Management believes that with the new integrated U.S. LTL operating model, the current sales momentum and additional operating initiatives, the segment is well positioned to contribute income from operations over the long term.

Supply Chain Operation

The table below provides summary information for the Supply Chain Operation segment for the three months ended March 31:

	For the three months ended March 31,
(in thousands)	2010	2009	2010 vs 2009
Revenue	$20,125	$16,262	23.8%
Income from operations	1,363	421	223.8%
Operating ratio	93.2%	97.4%

Revenue in the Supply Chain Operation segment improved 23.8% and income from operations increased by 223.8% for the first quarter of 2010 compared to the first quarter 2009. The improvement in income from operations is attributable to increased activity levels across all regions in the SCO segment as well as the addition of two dedicated facilities in 2009 that were not fully included in the first quarter of 2009 results. Should the current trend in activity levels persist, results in the upcoming quarters should exceed the previous year quarterly results.

Truckload

The table below provides summary information for the Truckload segment for the three months ended March 31:

	For the three months ended March 31
(in thousands)	2010	2009	2010 vs 2009
Revenue	$8,788	$8,009	9.7%
Income from operations	488	192	154.2%
Operating ratio	94.4%	97.6%

Revenue in the Truckload segment of $8.8 million for the first quarter of 2010 was 9.7% greater than the first quarter of 2009. Total shipments and revenue per mile(6) increased 9.1% and 5.2%, respectively, compared to the same period in 2009. As a result, income from operations increased by $0.3 million and the Truckload segment posted an operating ratio of 94.4% in the first quarter of 2010 compared to 97.6% for the first quarter of 2009.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow from operations for each of the first quarters of 2010 and 2009 consumed $0.1 million. Albeit net loss in the first quarter of 2010 improved $1.4 million, this gain was offset by the change in non-cash working capital, driven by the significant increase in revenue and correspondently accounts receivable in the first three months of 2010. Days sales outstanding (“DSO”) in the first quarter of 2010 was 42.3 days compared to DSO of 45.7 days for the first quarter of 2009.

It is Management’s intention to return DSO to historical levels of approximately 40 days. The Company’s future operating cash flows are largely dependent upon the Company’s profitability and its ability to manage its working capital requirements, primarily accounts receivable, accounts payable, and wage and benefit accruals.

As at March 31, 2010, interest-bearing debt was $92.8 million consisting of $26.6 million of term debt, $57.3 million drawn under a revolving credit facility and $8.9 million of capital leases. At March 31, 2009 interest-bearing debt was $114.9 million consisting of $47.6 million of term debt, capital leases of $14.2 million and $53.1 million drawn under the revolving credit facility. The majority of the decline in debt is attributable to the issuance of 2.7 million common shares at $8.50 per common share under a private placement on September 21, 2009. Net proceeds from the equity offering were $21.3 million after fees, expenses and commission.

During the first quarter of 2010, the Company repaid $3.9 million of term debt, $1.3 million of capital leases and drew down $7.8 million on its revolving credit facility. At March 31, 2010, the Company had $16.5 million of available credit facilities, net of outstanding letters of credit. The Company was in compliance with its debt covenants at March 31, 2010. Due to lower than expected total funded debt and the improvement in earnings, the Company has reduced its leverage ratio at March 31, 2010 and has earned a 50bps reduction on its syndicated interest rate spreads starting in the second quarter of 2010.

The Company generated $0.7 million in proceeds and gains on sale of $0.1 million on the divestiture of surplus equipment and a facility in Cleveland, Ohio in the first quarter of 2010. Capital expenditures amounted to $2.9 million for the first three months of 2010 and were primarily funded out of the proceeds from the sale and the revolving credit facility. The capital expenditures in the first quarter of 2010 were primarily for the purchase of a facility in Grand Rapids, Michigan, rolling stock and information technology expenditures. In the first quarter of 2009 the majority of capital expenditures were for land in Winnipeg, Manitoba, rolling stock and information technology expenditures. The table below sets forth the Company’s capital expenditures for the three months ended March 31, 2010 and 2009.

	For the three months ended March 31,
(in thousands of dollars)	2010	2009
Real estate and buildings	$1,400	$704
Tractors	283	516
Trailing fleet	540	14
Information technology	322	255
Leasehold improvements	12	4
Other equipment	308	134

Total	$2,865	$1,627

Management estimates that cash capital expenditures, excluding real estate additions for the remainder of 2010, will be between $9.0 million and $12.0 million. The Company may enter into operating leases to fund the acquisition of specific equipment should the business levels exceed the current equipment capacity of the Company. The Company expects to finance its capital requirements with cash flow from operations, operating leases and, if required, its $16.5 million of available credit facilities.

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

The following table summarizes our significant contractual obligations and commercial commitments as of March 31, 2010:

(in thousands of dollars) Contractual Obligations	Total	Payments due by period
		2010	2011 & 2012	2013 & 2014		Thereafter
Term credit facilities	$26,572	$9,536	$17,036	$	Nil	$	Nil
Revolving credit facilities	57,358	Nil	57,358		Nil		Nil
Capital lease obligations	8,898	3,048	5,627		223		Nil
Estimated interest payments (1)	9,152	3,707	5,442		3		Nil

Sub-total	101,980	16,291	85,463		226		Nil
Operating leases	81,436	19,910	36,481		18,908		6,137

Total Contractual Obligations	$183,416	$36,201	$121,944		$19,134		$6,137

(1)	The Company has estimated its interest obligation on its fixed and variable rate obligations. For fixed rate debt where variable-to-fixed interest rate swaps are in place, the fixed interest rate was used to determine the interest obligation until the interest rate swaps mature. For other fixed rate debt, the fixed rate was used to determine the interest rate obligation. For variable rate debt, the variable rate in place at March 31, 2010 was used to determine the total interest obligation.

In addition to the above-noted contractual obligations, as at March 31, 2010, the Company utilized the revolving credit facilities for standby letters of credit (“LOC”) of $20.7 million. The LOC’s are used as collateral for self-insured retention of insurance claims. Export Development Canada (“EDC”) provided guarantees up to $12.2 million on specific LOC’s to the Company’s syndicated lenders. As a result, the Company’s definition of funded debt in the associated credit agreement excludes LOC’s guaranteed by the EDC.

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

OUTLOOK

The North American transportation environment started to show positive economic signs in the first quarter of 2010. Activity levels in the LTL, SCO and Truckload segments all exceeded the first quarter of 2009. The most significant opportunity remains in the U.S. LTL pricing environment which began to hint at stabilization during the month of March 2010. Management remains cautiously optimistic, and, should the activity levels continue to improve and pricing initiatives in the U.S. LTL business unit take hold, Vitran’s financial results should continue to improve year-over-year.

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

Revenue Recognition

The Company’s LTL and Truckload business units and Freight Brokerage operations recognize revenue upon the delivery of the related freight and direct shipment costs as incurred. For the LTL segment transportation services not completed at the end of a reporting period, revenue is recognized based on relative transit time in each period with expenses recognized as incurred. Revenue for the SCO is recognized as the management services are provided. Critical revenue-related policies and estimates for the Company’s LTL business unit relate to revenue adjustments and allowance for doubtful accounts. Critical revenue-related policies and estimates for the Company’s SCO and Truckload segment include allowance for doubtful accounts. The Company believes that its revenue recognition policies are appropriate and that its revenue-related estimates and judgments provide a reasonable approximation of actual revenue earned.

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

Allowance for Doubtful Accounts

The Company records an allowance for doubtful accounts related to accounts receivable that may potentially be impaired. The Company’s allowance is estimated by (1) a percentage of its aged receivables reflecting the current business environment, customer and industry concentrations, and historical experience, and (2) an additional allowance for specifically identified accounts that are significantly impaired. A change to these factors could impact the estimated allowance. The provision for bad debts is recorded in selling, general and administrative expenses.

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

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the deferred tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Significant judgment is required in determining whether deferred tax assets will be realized in full or in part. If it were ever estimated that it is more likely than not that all or some portion of specific deferred tax assets will not be realized, a valuation allowance must be established for the amount of deferred tax assets that is estimated not to be realized. A valuation allowance for deferred tax assets has not been deemed necessary at March 31, 2010. Accordingly, if the facts or financial results were to change, thereby impacting the likelihood of realizing the deferred tax assets, judgment would have to be applied to estimate the amount of valuation allowance required in any given period.

FASB ASC 740-10 requires that uncertain tax positions are evaluated in a two-step process, whereby (1) the Company determines whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position, and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company would recognize the largest amount of tax benefit that is greater than fifty percent likely of being realized upon ultimate settlement with the related tax authority.

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

QUARTERLY RESULTS (unaudited)

(thousands of dollars except per share amounts)	2010 Q1	2009 Q4	2009 Q3	2009 Q2	2009 Q1	2008 Q4	2008 Q3	2008 Q2
Revenue	$165,931	$165,027	$165,916	$158,682	$139,635	$154,235	$198,605	$195,990
Goodwill impairment	—	—	—	—	—	*107,351	—	—
Income (loss) from operations	198	(1,951)	2,359	2,037	(2,854)	(111,287)	3,981	8,048
Net Income (loss)	(929)	(2,337)	281	440	(2,356)	(79,002)	2,066	4,577
Income (loss) per share:
Basic	$(0.06)	$(0.14)	$0.02	$0.03	$(0.17)	$(5.85)	$0.15	$0.34
Diluted	(0.06)	(0.14)	0.02	0.03	(0.17)	(5.85)	0.15	0.34
Weighted average number of shares:
Basic	16,266,441	16,266,441	13,886,286	13,498,159	13,498,159	13,498,159	13,493,757	13,483,159
Diluted	16,266,441	16,266,441	14,001,903	13,592,162	13,498,159	13,498,159	13,647,774	13,630,974

*	In the fourth quarter of 2008, Vitran recorded a pre-tax non-cash goodwill impairment charge of $107.4 million negatively impacting income from operations.

Definitions of non-GAAP measures:

(1)	Operating ratio (“OR”) is a non-GAAP financial measure which does not have any standardized meaning prescribed by GAAP. OR is the sum of total operating expenses, divided by revenue. OR allows management to measure the Company and its various segments’ operating efficiency. OR is a widely recognized measure in the transportation industry which provides a comparable benchmark for evaluating the Company’s performance compared to its competitors. Investors should also note that the Company’s presentation of OR may not be comparable to similarly titled measures by other companies. OR is calculated as follows:

	Three months Ended March 31, 2010	Three months Ended March 31, 2009
Total operating expenses	$165,733	$142,489
Revenue	$165,931	$139,635

Operating ratio (“OR”)	99.9%	102.0%

(2)	A shipment is a single movement of goods from a point of origin to its final destination as described on a bill of lading document.

(3)	Weight represents the total pounds shipped.

(4)	Revenue per shipment represents revenue divided by the number of shipments.

(5)	Revenue per hundredweight is the price obtained for transporting 100 pounds of LTL freight from point to point, calculated by dividing the revenue for an LTL shipment by the hundredweight (weight in pounds divided by 100) for a shipment.

(6)	Revenue per total mile represents revenue divided by the total miles driven.

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

(in thousands of dollars)		Payments due by period
Long-term debt	Total	2010	2011 & 2012	2013 & 2014		Thereafter
Variable Rate
Term bank facility	$26,036	$9,000	$17,036	$	Nil	$	Nil
Average interest rate (LIBOR)	4.29%	4.29%	4.29%
Term bank facility	536	536	Nil		Nil		Nil
Average interest rate (LIBOR)	2.04%	2.04%	2.04%
Revolving bank facility	57,358	Nil	57,358		Nil		Nil
Average interest rate (LIBOR)	4.29%		4.29%
Fixed Rate
Capital lease obligations	8,898	3,048	5,627		223		Nil
Average interest rate	6.15%	6.15%	6.15%		6.15%

Total	$92,828	$12,584	$80,021		$223	$	Nil

The Company uses variable-to-fixed interest rate swaps on its term and revolving credit facilities with a notional amount of $25.5 million at March 31, 2010. The average pay rate on the swaps is 5.03% and the average receive rate is the three-month LIBOR rate, which is currently 0.29%. To value the interest rate swaps, a discounted cash flow model is utilized. Primary inputs into the model that will cause the fair value to fluctuate period-to-period include the fixed interest rates, the future interest rates, credit risk and the remaining time to maturity of the interest rate swaps. Management’s intention is to hold the interest rate swaps to maturity.

The Company is exposed to foreign currency risk as fluctuations in the United States dollar against the Canadian dollar can impact the financial results of the Company. The Company’s Canadian operations realize foreign currency exchange gains and losses on the United States dollar denominated revenue generated against Canadian dollar denominated expenses. Furthermore, the Company reports its results in United States dollars thereby exposing the results of the Company’s Canadian operations to foreign currency fluctuations. In addition, the Company’s United States dollar debt of $68.8 million is designated as a hedge of the investment in the United States’ self-sustaining foreign operations.

Item 4. Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of Company Management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design, implementation and operation of its “disclosure controls and procedures”, as such term is defined in Rule 13a-15(e) of the Exchange Act. Based on this evaluation, the Company’s CEO and CFO have concluded that the Company’s “disclosure controls and procedures” are effective as of March 31, 2010 to enable the Company to record, process, summarize and report in a timely manner the information that the Company is required to disclose in submissions and filings with the SEC in accordance with the Exchange Act.

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

Item 1A.	Risk Factors

See Part 1A of the Company’s 2009 Annual Report on Form 10-K.

Item 2.	Unregistered Sale of Equity and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Removed and Reserved

Item 5.	Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

Exhibits

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 28, 2010

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 28, 2010

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated April 28, 2010

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VITRAN CORPORATION INC.

Date: April 28, 2010	/s/ SEAN P. WASHCHUK
Sean P. Washchuk
Vice President of Finance and Chief Financial Officer (Principle Financial Officer)