Form 10-Q
period 2010-06-30
VITRAN CORP INC
filed 2010-07-26
CIK 946823

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 16,266,441 common shares outstanding at July 21, 2010

Part I. Financial Information

Item 1:	Financial Statements

VITRAN CORPORATION INC.

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(Unaudited)

(In thousands of United States dollars except for per share amounts)

	Three months Ended June 30, 2010	Three months Ended June 30, 2009	Six months Ended June 30, 2010	Six months Ended June 30, 2009

Revenue	$179,007	$158,682	$344,938	$298,317
Operating expenses:
Salaries, wages and other employee benefits	67,205	65,815	131,971	128,366
Purchased transportation	28,291	22,223	53,842	40,281
Depreciation and amortization	4,789	4,947	9,724	9,974
Maintenance	7,734	7,791	15,240	14,390
Rents and leases	7,183	6,650	14,071	13,139
Purchased labor and owner operators	22,154	19,373	42,796	36,560
Fuel and fuel-related expenses	22,167	15,651	43,070	29,087
Other operating expenses	15,362	14,203	30,048	27,774
Other income	(20)	(8)	(164)	(437)

Total operating expenses	174,865	156,645	340,598	299,134

Income (loss) from operations before undernoted	4,142	2,037	4,340	(817)

Interest expense, net	1,920	2,514	4,023	4,710

Income (loss) from operations before income taxes	2,222	(477)	317	(5,527)

Income tax expense (recovery)	494	(917)	(482)	(3,611)

Net income (loss)	$1,728	$440	$799	$(1,916)

Income (loss) per share:
Basic	$0.11	$0.03	$0.05	$(0.14)
Diluted	$0.11	$0.03	$0.05	$(0.14)

Weighted average number of shares:
Basic	16,266,441	13,498,159	16,266,441	13,498,159
Diluted	16,365,410	13,592,162	16,359,079	13,498,159

See accompanying notes to the consolidated financial statements

VITRAN CORPORATION INC.

CONSOLIDATED BALANCE SHEETS

(In thousands of United States dollars)

	June 30, 2010 (Unaudited)	Dec. 31, 2009 (Audited)
Assets
Current assets:
Accounts receivable	$80,796	$69,591
Inventory, deposits and prepaid expenses	10,224	11,539
Income and other taxes recoverable	2,770	683
Deferred income taxes	3,465	3,495

	97,255	85,308
Property and equipment	140,055	145,792
Intangible assets	9,511	10,766
Goodwill	18,801	18,878
Deferred income taxes	33,857	33,594

	$299,479	$294,338

Liabilities and Shareholders’ Equity
Current liabilities:
Bank overdraft	$1,124	$105
Accounts payable and accrued liabilities	71,465	65,446
Current portion of long-term debt	15,927	17,125

	88,516	82,676
Long-term debt	72,043	72,956
Other	2,227	2,919

Shareholders’ equity:
Common shares, no par value, unlimited authorized, 16,266,441 issued and outstanding at June 30, 2010 and December 31, 2009	99,584	99,584
Additional paid-in capital	4,560	4,264
Retained earnings	30,080	29,281
Accumulated other comprehensive income	2,469	2,658

	136,693	135,787

	$299,479	$294,338

Contingent liabilities (note 7)

See accompanying notes to the consolidated financial statements.

VITRAN CORPORATION INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands of United States dollars, except share amounts)

					Accumulated
			Additional		other	Total
	Common shares		Paid-in	Retained	comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity

December 31, 2009	16,266,441	$99,584	$4,264	$29,281	$2,658	$135,787
Net income	—	—	—	799	—	799
Other comprehensive loss	—	—	—	—	(189)	(189)
Share-based compensation	—	—	296	—	—	296

June 30, 2010	16,266,441	$99,584	$4,560	$30,080	$2,469	$136,693

					Accumulated
			Additional		Other	Total
	Common shares		Paid-in	Retained	comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
December 31, 2008	13,498,159	$77,500	$3,525	$33,253	$(3,035)	$111,243
Net loss	—	—	—	(1,916)	—	(1,916)
Other comprehensive income	—	—	—	—	1,855	1,855
Share-based compensation	—	—	440	—	—	440

June 30, 2009	13,498,459	$77,500	$3,965	$31,337	$(1,180)	$111,622

See accompanying notes to the consolidated financial statements.

VITRAN CORPORATION INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands of United States dollars)

	Three months Ended June 30, 2010	Three months Ended June 30, 2009	Six months Ended June 30, 2010	Six months Ended June 30, 2009
Cash provided by (used in):

Operations:
Net income (loss)	$1,728	$440	$799	$(1,916)
Items not involving cash from operations
Depreciation and amortization expense	4,789	4,947	9,724	9,974
Deferred income taxes	138	(966)	(219)	(3,286)
Share-based compensation expense	143	206	296	440
Gain on sale of property and equipment	(20)	(8)	(164)	(437)
Change in non-cash working capital components	(2,471)	(6,817)	(6,180)	(7,313)

	4,307	(2,198)	4,256	(2,538)

Investments:
Purchase of property and equipment	(1,116)	(1,822)	(3,981)	(3,449)
Proceeds on sale of property and equipment	116	98	826	1,145

	(1,000)	(1,724)	(3,155)	(2,304)

Financing:
Change in revolving credit facility and bank overdraft	837	8,453	8,659	13,079
Repayment of long-term debt	(3,447)	(2,268)	(7,355)	(4,536)
Repayment of capital leases	(1,124)	(1,392)	(2,397)	(3,212)

	(3,734)	4,793	(1,093)	5,331

Effect of translation adjustment on cash	427	(871)	(8)	(489)

Increase in cash and cash equivalents	—	—	—	—
Cash and cash equivalents, beginning of period	—	—	—	—

Cash and cash equivalents, end of period	$—	$—	$—	$—

Change in non-cash working capital components:
Accounts receivable	$1,257	$(6,422)	$(11,205)	$(6,489)
Inventory, deposits and prepaid expenses	1,687	(1,130)	1,315	(818)
Income and other taxes recoverable	(1,105)	(414)	(2,309)	(1,137)
Accounts payable and accrued liabilities	(4,310)	1,149	6,019	1,131

	$(2,471)	$(6,817)	$(6,180)	$(7,313)

See accompanying notes to the consolidated financial statements.

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

These interim unaudited consolidated financial statements reflect all adjustments which are, in the opinion of Management, necessary for a fair presentation of the results of the interim period presented. Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2010.

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

For reporting purposes, the Canadian operations are translated into United States dollars using the current rate method. Under this method, all assets and liabilities are translated at the period-end rate of exchange and all revenue and expense items are translated at the average rate of exchange for the period. The resulting translation adjustment is recorded as a separate component of shareholders’ equity. United States dollar debt of $66.8 million is designated as a hedge of the investment in the United States dollar functional operations, such that related transaction gains and losses are recorded in the separate component of shareholders’ equity.

4. Comprehensive Income (Loss)

The components of other comprehensive income (loss) (“OCI”) such as changes in foreign currency adjustments are required to be added to the Company’s reported net income to arrive at comprehensive net income (loss). Other comprehensive income (loss) items have no impact on the reported net income as presented on the Consolidated Statements of Income (Loss).

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(In thousands of United States dollars except for per share amounts)

The following are the components of other comprehensive income (loss), net of income taxes, for the three and six months ended June 30, 2010 and 2009:

	Three months Ended June 30, 2010	Three months Ended June 30, 2009	Six months Ended June 30, 2010	Six months Ended June 30, 2009
Net income (loss)	$1,728	$440	$799	$(1,916)

Translation adjustment	(1,708)	2,240	(539)	1,223
Interest rate swaps	277	500	482	887
Tax effect	(76)	(141)	(132)	(255)

Other comprehensive income (loss)	$(1,507)	$2,599	$(189)	$1,855

Comprehensive net income (loss)	$221	$3,039	$610	$(61)

5. Computation of Income (Loss) per Share

	Three months Ended June 30, 2010	Three months Ended June 30, 2009	Six months Ended June 30, 2010	Six months Ended June 30, 2009
Numerator:
Net income (loss)	$1,728	$440	$799	$(1,916)

Denominator:
Basic weighted-average shares outstanding	16,266,441	13,498,159	16,266,441	13,498,159
Dilutive stock options	98,969	94,003	92,638	—
Dilutive weighted-average shares outstanding	16,365,410	13,592,162	16,359,079	13,498,159

Basic income (loss) per share	$0.11	$0.03	$0.05	$(0.14)

Diluted income (loss) per share	$0.11	$0.03	$0.05	$(0.14)

For the three and six months ended June 30, 2010, dilutive shares excludes the effect of 773,900 (three months ended June 30, 2009 - 635,900) anti-dilutive options. Due to the net loss for the six months ended June 30, 2009, dilutive shares have no effect on the loss per share.

6. Assets Held for Sale

The Company has certain assets that are classified as assets held for sale. These assets are carried on the balance sheet at the lower of the carrying amount or estimated fair value, less cost to sell. Once an asset is classified held for sale, there is no further depreciation taken on the asset. At June 30, 2010, the net book value of assets held for sale was approximately $4.9 million (December 31, 2009 - $5.4 million). This amount is included in property and equipment on the balance sheet.

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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(In thousands of United States dollars except for per share amounts)

Interest Rate Swaps

The Company is exposed to interest rate volatility with regard to existing variable rate debt. The Company has entered into variable-to-fixed interest rate swaps on variable rate term debt and revolving debt to limit its exposure to changing interest rates and future cash flows for interest. The interest rate swaps provide for the Company to pay an amount equal to a specified fixed rate of interest times a notional principal amount and to receive in return an amount equal to a variable rate of interest times the same notional amount. The swaps are accounted for as cash flow hedges. The effective portions of changes in fair value of the interest rate swaps are recorded in Accumulated Other Comprehensive Income and are recognized into earnings in the same period in which the hedged forecasted transaction affects earnings. Ineffective portions of changes in fair value are recognized into earnings as they occur. At June 30, 2010, the notional amount of the swaps was $22.3 million, with the average pay rate being 5.04% and the average receive rate being 0.53%. The swaps mature at various dates up to December 31, 2011.

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

Liabilities measured at fair value on a recurring basis include the following as of June 30, 2010:

	Fair Value Measurements Using			Liabilities
(in thousands)	Level 1	Level 2	Level 3	At Fair Value
Liabilities
Interest rate swaps	$—	$930	$—	$930

Total liabilities	$—	$930	$—	$930

The following table presents the fair value of derivative instruments for the three months ended June 30, 2010:

	Notional Amount	Fair Value	Balance Sheet Location	Gain in OCI Three months ended June 30, 2010	Gain in OCI Six months ended June 30, 2010
Interest rate swaps	$22,269	$930	Other liabilities	$277	$482

9. Segmented Information

	Three months Ended June 30, 2010	Three months Ended June 30, 2009	Six months Ended June 30, 2010	Six months Ended June 30, 2009
Revenue:
LTL	$148,826	$131,667	$285,844	$247,030
SCO	20,887	18,569	41,012	34,831
Truckload	9,294	8,446	18,082	16,456
Corporate office and other	—	—	—	—

	$179,007	$158,682	$344,938	$298,317

	Three months Ended June 30, 2010	Three months Ended June 30, 2009	Six months Ended June 30, 2010	Six months Ended June 30, 2009
Operating income (loss):
LTL	$3,856	$1,157	$3,233	$(1,527)
SCO	1,401	1,433	2,764	1,854
Truckload	184	256	672	448
Corporate office and other	(1,299)	(809)	(2,329)	(1,592)

	$4,142	$2,037	$4,340	$(817)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(In thousands of United States dollars except for per share amounts)

9. Segmented Information (continued)

	Three months Ended June 30, 2010	Three months Ended June 30, 2009	Six months Ended June 30, 2010	Six months Ended June 30, 2009
Depreciation and amortization:
LTL	$4,188	$4,295	$8,517	$8,669
SCO	410	396	816	787
Truckload	161	232	330	473
Corporate office and other	30	24	61	45

	$4,789	$4,947	$9,724	$9,974

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

The following discussion should be read in conjunction with our unaudited consolidated interim financial statements for the three months and six months ended June 30, 2010 and the notes thereto as included in Item 1 of this Quarterly Report on Form 10-Q.

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

This Quarterly Report on Form 10-Q contains forward-looking statements regarding, but not limited to, the following:

•	the Company’s belief it will generate sufficient taxable income to utilize deferred tax assets;

•	the Company’s ability to realize cost savings from re-engineering its linehaul and pick-up and delivery operations in the U.S. LTL business unit;

•	the Company’s ability to realize cost savings from wage and salary reductions;

•	the Company’s ability to improve income from operations in the LTL segment with improvement in revenue per hundredweight;

•	the Company’s ability to continue to realize maintenance expense savings from recently acquired rolling stock in the U.S. LTL business unit;

•	the Company’s intention to replace purchased linehaul expense with Company drivers and Company-owned rolling stock;

•	the Company’s expectation that year-over-year results will improve if the LTL pricing continues to improve;

•	the Company’s expectation that year-over-year results will improve despite a tight driver supply in certain cities;

•	the Company’s expectation to return its days sales outstanding measure to historical levels;

•

the Company’s intention to purchase a specified level of capital assets and to finance such acquisitions with cash flow from operations and, if necessary, from the Company’s revolving credit facilities;

•	the Company’s expectation to improve profitability from additional operating initiatives in the LTL segment;

•	the Company’s ability to meet future debt covenants and develop successful financing alternatives;

•	the Company’s ability to generate future operating cash flows from profitability and managing working capital;

•	the Company’s expectation to improve results in the SCO segment if a new significant account where to be added in the current year;

•	the Company’s ability to benefit from an improvement in the economic environment.

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

CONSOLIDATED RESULTS

The following table summarizes the Consolidated Statements of Income (Loss) for the three and six months ended June 30:

	For the three months ended June 30,			For the six months ended June 30,
(in thousands) (unaudited)	2010	2009	2010 vs 2009	2010	2009	2010 vs 2009

Revenue	$179,007	$158,682	12.8%	$344,938	$298,317	15.6%

Salaries, wages and employee benefits	67,205	65,815	2.1%	131,971	128,366	2.8%
Purchased transportation	28,291	22,223	27.3%	53,842	40,281	33.7%
Depreciation and amortization	4,789	4,947	(3.2%)	9,724	9,974	(2.5%)
Maintenance	7,734	7,791	(0.7%)	15,240	14,390	5.9%
Rents and leases	7,183	6,650	8.0%	14,071	13,139	7.1%
Purchased labor and owner operators	22,154	19,373	14.4%	42,796	36,560	17.1%
Fuel and fuel-related expenses	22,167	15,651	41.6%	43,070	29,087	48.1%
Other operating expenses	15,362	14,203	8.2%	30,048	27,774	8.2%
Operating income	(20)	(8)	150.0%	(164)	(437)	(62.5%)

Total Expenses	$174,865	$156,645	11.6%	$340,598	$299,134	13.9%

Income (loss) from operations	4,142	2,037	103.3%	4,340	(817)	631.2%
Interest expense, net	1,920	2,514	(23.6%)	4,023	4,710	(14.6%)
Income tax expense (recovery)	494	(917)	(153.9%)	(482)	(3,611)	(86.7%)

Net income (loss)	$1,728	$440	292.7%	$799	$(1,916)	141.7%

Income (loss) per share:
Basic	$0.11	$0.03		$0.05	$(0.14)
Diluted	$0.11	$0.03		$0.05	$(0.14)
Operating Ratio (1)	97.7%	98.7%		98.7%	100.3%

Revenue increased 12.8% to $179.0 million for the second quarter of 2010 compared to $158.7 million in the second quarter of 2009. Revenue in the Less-than-truckload (“LTL”), Supply Chain Operation, and Truckload segments increased 13.0%, 12.5% and 10.0%, respectively. Revenue for the second quarter of 2010 was impacted by a stronger Canadian dollar and an increase in fuel surcharge revenue, accounting for approximately $11.0 million of the consolidated revenue increase. Excluding the impact of fuel surcharge revenue and a stronger Canadian dollar, revenue for the comparative quarters improved 5.9%. For the six months ended June 30, 2010, revenue increased 15.6% to $344.9 million compared to $298.3 million for the same six-month period in 2009. Consolidated revenue for the comparable six-month periods were also impacted by a stronger Canadian dollar and increase in fuel surcharge revenue accounting for approximately $24.1 million of the total revenue increase. Detailed explanations for the fluctuations in revenue are discussed below in “Segmented Results”.

Salaries, wages and employee benefits increased 2.1% for the second quarter of 2010 compared to the second quarter of 2009. For the six-month period ended June 30, 2010, salaries and wage and employee benefits increased 2.8% compared to the same six-month period a year ago. These increases are consistent with the 2.5% increase in employee headcount compared to June 30, 2009.

Purchased transportation increased 27.3% in the second quarter of 2010 compared to the second quarter of 2009. An increase in LTL segment activity as indicated by the 6.1% increase in shipments and the 5.2% increase in length of haul within the U.S. LTL business unit contributed to the increase in purchased transportation expense. Should the LTL segment continue to experience significant shipment growth above the 2009 levels, purchased transportation expense will continue to increase. It is management’s intention to replace purchased transportation with company drivers and equipment as lane density and financial results appear sustainable and warrant the commitment to company drivers and the investment in equipment.

Depreciation and amortization expense declined by 3.2% for the three-month period and 2.5% for the six-month period ended June 30, 2010 compared to the same periods in 2009, and is primarily attributable to the sale of rolling stock and buildings throughout 2009 and into the first six months of 2010.

Maintenance expense of $7.7 million for the second quarter of 2010 was flat when compared to the second quarter of 2009. However, as a percentage of revenue, maintenance expense declined to 4.3% for the second quarter of 2010 compared to 4.9% in the same quarter a year ago. For the six-month period ended June 30, 2010 maintenance expense as a percentage of revenue declined to 4.4% compared to 4.8% for the six-month period ended June 30, 2009. The decline in maintenance expense as a percentage of revenue can be attributed to the addition of 650 new units of rolling stock in the fourth quarter of 2009.

Rents and leases expense increased 8.0% and 7.1% for the three-month and six-month period ended June 30, 2010 compared to the same periods of 2009. The increases are attributable to the aforementioned 650 pieces of new rolling stock added in the fourth quarter of 2009 and 131 pieces of new rolling stock added in the second quarter of 2010, both financed by operating lease commitments.

Purchased labor and owner operator expenses, primarily driven by the Canadian LTL business unit and the Supply Chain Operation, increased in the three and six month periods ended June 30, 2010 compared to the same periods in 2009 due to an increase in LTL shipments and an increase in activity levels within the Supply Chain Operation.

Fuel and fuel-related expenses increased 41.6% for the three-month period ended June 30, 2010 compared to the same three-month period a year ago. The average price of diesel increased approximately 33.5% in the comparative three-month periods. Furthermore, the Company’s fuel consumption increased due to the increase in activity as indicated by the 6.1% increase in shipments and 5.2% increase in length of haul.

The Company incurred interest expense of $1.9 million in the second quarter of 2010 compared to interest expense of $2.5 million for the same quarter a year ago. In addition to the Company’s interest rate spread on its syndicated revolving and term debt being 50 bps less than a year ago, the Company reduced interest bearing debt with $21.3 million of proceeds from an equity offering in September 2009 resulting in a reduction in interest expense for the second quarter of 2010.

Income tax expense for the second quarter of 2010 was $0.5 million compared to a recovery of $0.9 million for the same quarter a year ago due to a decrease in loss before income tax expense in the current quarter. On a consolidated basis, the Company generated taxable income in the United States for the three-month period; however, for the six month period, the Company continued to recognize additional deferred tax assets. Due to the improvement in the 2010 second quarter results compared to the first quarter of 2010, the Company has reduced the rate of accumulation of loss carry-forwards and Management believes the Company will generate sufficient taxable income to use these losses in the future.

Net income for the 2010 second quarter was $1.7 million compared to net income of $0.4 million for the same quarter in 2009. This resulted in basic and diluted earnings per share of $0.11 for the second quarter of 2010 compared to basic and diluted earnings per share of $0.03 for the second quarter of 2009. The weighted average number of shares for the current quarter was 16.3 million basic and 16.4 million diluted shares compared to 13.5 million basic shares and 13.6 million diluted shares in the second quarter of 2009. For the six months ended June 30, 2010, the Company posted net income of $0.8 million compared to a net loss of $1.9 million in the same six-month period a year ago. This resulted in earnings per share of $0.05 basic and diluted compared to a loss per share of $0.14 for the 2009 six-month period. The weighted average number of shares for the six-month period of 2010 was 16.3 million basic and 16.4 million diluted shares compared to 13.5 million basic and diluted shares in the six-month period of 2009.

SEGMENTED RESULTS

Less-Than-Truckload (LTL)

The table below provides summary information for the LTL segment for the three and six months ended June 30:

	For the three months ended June 30,			For the six months ended June 30,
(in thousands) (unaudited)	2010	2009	2010 vs 2009	2010	2009	2010 vs 2009

Revenue	$148,826	$131,667	13.0%	$285,844	$247,030	15.7%
Income (loss) from operations	3,856	1,157	233.3%	3,233	(1,527)	311.7%
Operating ratio	97.4%	99.1%		98.9%	100.6%

Number of shipments (2)	1,013,792	955,708	6.1%	1,960,111	1,809,376	8.3%
Weight (000s of lbs) (3)	1,522,355	1,387,349	9.7%	2,953,951	2,664,016	10.9%
Revenue per shipment (4)	$146.80	$137.77	6.6%	$145.83	$136.53	6.8%
Revenue per hundredweight (5)	$9.78	$9.49	3.1%	$9.68	$9.27	4.4%

Revenue in the LTL segment increased 13.0% to $148.8 million in the second quarter of 2010 compared to $131.7 million in the same period a year ago. The increase in revenue was influenced by fuel surcharge which represented 12.6% of revenue in the second quarter of 2010 compared to 9.2% of revenue in the second quarter of 2009. Therefore, revenue net of fuel surcharge for the second quarter of 2010 increased 8.8% compared to the second quarter of 2009. Revenue, net of fuel surcharge, was impacted by positive momentum in the North American economy in the second quarter of 2010 as indicated by the increase in shipments and tonnage of 6.1% and 9.7% respectively compared to the second quarter of 2009.

Revenue in the LTL segment improved 15.7% to $285.8 million for the six-month period ended June 30, 2010 compared to $247.0 million for the same six-month period a year ago. The increase in revenue was influenced by fuel surcharge which represented 12.3% of revenue in the first six months of 2010 compared to 9.2% of revenue in the first six months of 2009. Shipments and tonnage improved 8.3% and 10.9%, respectively, in the comparable six-month period impacting revenue excluding fuel surcharge.

Shipments per day in the U.S. LTL business unit increased 5.0% for the second quarter of 2010 compared to the second quarter of 2009. This can be attributed to the integrated operating footprint in the United States introduced in the first quarter of 2009, allowing the business unit to expand its service offering across longer lanes and achieve market share growth. This was confirmed by the 5.2% increase in length of haul from June 30, 2010 compared to June 30, 2009. On a sequential basis, month-to-month in the second quarter of 2010 daily shipment levels were stable; however, from the beginning of the quarter to the end of the quarter revenue per hundredweight excluding fuel surcharge improved 2.1% for the segment.

The LTL segment made additional changes in early April 2009, re-engineering its linehaul and pick-up and delivery operations to reduce claims expenses, dock handling costs and linehaul expenses, as well as a 5% reduction in wages and salaries for all employees. These initiatives resulted in improvements in the 2010 second quarter and six-month income from operations to $3.9 million and $3.2 million respectively. Consequently, the operating ratio for the three-month and six-month periods ended June 30, 2010 improved to 97.4% and 98.9% respectively, compared to 99.1% and 100.6% for the same periods in 2009. Management believes that with the new integrated U.S. LTL operating model, the current pricing momentum and additional operating initiatives, the segment is well positioned to contribute income from operations over the long term.

Supply Chain Operation (SCO)

The table below provides summary information for the SCO segment for the three and six months ended June 30:

	For the three months ended June 30,			For the six months ended June 30,
(in thousands) (unaudited)	2010	2009	2010 vs 2009	2010	2009	2010 vs 2009

Revenue	$20,887	$18,569	12.5%	$41,012	$34,831	17.7%
Income from operations	1,401	1,433	(2.2%)	2,764	1,854	49.1%
Operating ratio	93.3%	92.3%		93.3%	94.7%

Revenue in the SCO segment increased 12.5% and 17.7% for the three-month and six-month periods ended June 30, 2010 compared to the same periods a year ago. Income from operations was flat in the three-month period and increased 49.1% in the six-month period ended June 30, 2010 compared to the same periods a year ago. The improvements in revenue and income from operations are attributable to increased activity levels across all regions in the SCO segment as well as the addition of two dedicated facilities in 2009 that were not fully included in the 2009 six-month results. The SCO segment posted operating ratios of 93.3% for the three and six-month periods ended June 30, 2010, however should the SCO segment add another significant account in 2010 additional contributions to the operating results are expected.

Truckload

The table below provides summary information for the Truckload segment for the three and six months ended June 30:

	For the three months ended June 30,			For the six months ended June 30,
(in thousands) (unaudited)	2010	2009	2010 vs 2009	2010	2009	2010 vs 2009

Revenue	$9,294	$8,446	10.0%	$18,082	$16,456	9.9%
Income from operations	184	256	(28.1%)	672	448	50.0%
Operating ratio	98.0%	97.0%		96.3%	97.3%

Revenue in the Truckload segment improved 10.0% to $9.3 million for the second quarter of 2010 compared to $8.4 million for the second quarter of 2009. Total shipments increased 5.4% and total empty miles improved 0.7% in the second quarter of 2010 compared to the same period in 2009. These improvements were offset by an increase in accident costs. Revenue and income from operations for the six-month period of 2010 increased by 9.9% and 50.0% respectively compared to the same period in 2009. This resulted in an operating ratio of 96.3% for the six months ended June 30, 2010 compared an operating ratio of 97.3% for the six months ended June 30, 2009.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow from operations for the second quarter of 2010 generated $4.3 million compared to the second quarter of 2009 which consumed $2.2 million. Net income for the comparable quarters ended June 30 improved $1.3 million and an improvement in the change in non-cash working capital contributed to the increase in cash flow from operations. Days sales outstanding (“DSO”) in the second quarter of 2010 was 44.4 days compared to DSO of 42.4 days for the second quarter of 2009.

It is Management’s intention to return DSO to historical levels of approximately 40 days. The Company’s future operating cash flows are largely dependent upon the Company’s profitability and its ability to manage its working capital requirements, primarily accounts receivable, accounts payable, and wage and benefit accruals.

At June 30, 2010, interest-bearing debt was $89.1 million consisting of $23.1 million of term debt, $58.2 million drawn under a revolving credit facility and $7.8 million of capital leases. At June 30, 2009 interest-bearing debt was $119.7 million consisting of $45.3 million of term debt, capital leases of $12.8 million and $61.6 million drawn under the revolving credit facility. The majority of the decline in debt is attributable to the issuance of 2.7 million common shares at $8.50 per common share under a private placement on September 21, 2009. Net proceeds from the equity offering were $21.3 million after fees, expenses and commission.

During the second quarter of 2010, the Company repaid $3.4 million of term debt, $1.1 million of capital leases and drew down $0.8 million on its revolving credit facility. At June 30, 2010, the Company had $14.8 million of available credit facilities, net of outstanding letters of credit, within its syndicated credit facilities. The Company was in compliance with its debt covenants at June 30, 2010. Due to lower than expected total funded debt and the improvement in earnings, the Company has reduced its leverage ratio at June 30, 2010 and has earned another 50bps reduction on its syndicated interest rate spreads starting in the third quarter of 2010.

The Company generated $0.8 million in proceeds and a gain on sale of $0.2 million on the divestiture of surplus equipment and a facility in Cleveland, Ohio in the six-month period ended June 30, 2010. Capital expenditures amounted to $4.0 million for the first six months of 2010 and were primarily funded out of the proceeds from the sale and the revolving credit facility. The capital expenditures in the first six months of 2010 were primarily for the purchase of a facility in Grand Rapids, Michigan, rolling stock and information technology expenditures. In the first six months of 2009, the majority of capital expenditures were for land in Winnipeg, Manitoba, rolling stock and information technology expenditures. The table below sets forth the Company’s capital expenditures for the three- and six-month periods ended June 30, 2010 and 2009.

	For the three months ended June 30,		For the six months ended June 30
(in thousands of dollars) (unaudited)	2010	2009	2010	2009
Real estate and buildings	$—	$16	$1,400	$720
Tractors	151	—	434	516
Trailing fleet	499	1,668	1,039	1,683
Information technology	79	12	401	266
Leasehold improvements	—	36	12	40
Other equipment	387	90	695	224

Total	$1,116	$1,822	$3,981	$3,449

Management estimates that cash capital expenditures, excluding real estate additions, for the remainder of 2010 will be between $6.0 million and $9.0 million. The Company may enter into operating leases to fund the acquisition of specific equipment should the business levels exceed the current equipment capacity of the Company. The Company expects to finance its capital requirements with cash flow from operations, operating leases and, if required, its $14.8 million of available credit facilities.

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

The following table summarizes our significant contractual obligations and commercial commitments as of June 30, 2010:

(in thousands of dollars)		Payments due by period
Contractual Obligations	Total	2010	2011 & 2012	2013 & 2014		Thereafter

Term credit facilities	$23,125	$6,089	$17,036	$	Nil	$	Nil
Revolving credit facilities	58,195	Nil	58,195		Nil		Nil
Capital lease obligations	7,774	1,924	5,627		223		Nil
Estimated interest payments (1)	7,315	2,266	5,046		3		Nil

Sub-total	96,409	10,279	85,904		226		Nil
Operating leases	75,619	11,725	37,608		19,972		6,314

Total Contractual Obligations	$172,028	$22,004	$123,512		$20,198		$6,314

(1)	The Company has estimated its interest obligation on its fixed and variable rate obligations. For fixed rate debt where variable-to-fixed interest rate swaps are in place, the fixed interest rate was used to determine the interest obligation until the interest rate swaps mature. For other fixed rate debt, the fixed rate was used to determine the interest rate obligation. For variable rate debt, the variable rate in place at June 30, 2010 was used to determine the total interest obligation.

In addition to the above-noted contractual obligations, as at June 30, 2010, the Company utilized the revolving credit facilities for standby letters of credit (“LOC”) of $22.3 million. The LOC’s are used as collateral for self-insured retention of insurance claims. Export Development Canada (“EDC”) provided guarantees up to $12.2 million on specific LOC’s to the Company’s syndicated lenders. As a result, the Company’s definition of funded debt in the associated credit agreement excludes LOC’s guaranteed by the EDC.

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

OUTLOOK

The North American transportation environment continued to show positive economic signs in the second quarter of 2010. Activity levels in the LTL, SCO and Truckload segments all exceeded the second quarter of 2009 and the first quarter of 2010. The LTL pricing environment in the United States also showed an improving trend compared to the first quarter of 2010. The availability of qualified drivers in certain cities in the U.S. began to tighten; however, should activity levels remain at the current levels and the pricing environment continue to improve in the U.S. LTL business unit, Vitran’s financial results should continue to improve year-over-year.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

In preparing the interim consolidated financial statements, Management makes estimates and assumptions that affect reported amounts and disclosures. Management periodically reviews its critical accounting policies and estimates and their underlying assumptions in light of current economic conditions, operating performance and as new information and regulatory changes become known. In the opinion of Management, the accounting policies that generally have the most significant impact on the financial position and results of operations of the Company include:

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

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the deferred tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Significant judgment is required in determining whether deferred tax assets will be realized in full or in part. If it were ever estimated that it is more likely than not that all or some portion of specific deferred tax assets will not be realized, a valuation allowance must be established for the amount of deferred tax assets that is estimated not to be realized. A valuation allowance for deferred tax assets has not been deemed necessary at June 30, 2010. Accordingly, if the facts or financial results were to change, thereby impacting the likelihood of realizing the deferred tax assets, judgment would have to be applied to estimate the amount of valuation allowance required in any given period.

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

QUARTERLY RESULTS (unaudited)

(thousands of dollars except per share amounts)	2010 Q2	2010 Q1	2009 Q4	2009 Q3	2009 Q2	2009 Q1	2008 Q4	2008 Q3
Revenue	$179,007	$165,931	$165,027	$165,916	$158,682	$139,635	$154,235	$198,605
Goodwill impairment	—	—	—	—	—	—	* 107,351	—
Income (loss) from operations	4,142	198	(1,951)	2,359	2,037	(2,854)	(111,287)	3,981
Net Income (loss)	1,728	(929)	(2,337)	281	440	(2,356)	(79,002)	2,066
Income (loss) per share:
Basic	$0.11	$(0.06)	$(0.14)	$0.02	$0.03	$(0.17)	$(5.85)	$0.15
Diluted	0.11	(0.06)	(0.14)	0.02	0.03	(0.17)	(5.85)	0.15
Weighted average number of shares:
Basic	16,266,441	16,266,441	16,266,441	13,886,286	13,498,159	13,498,159	13,498,159	13,493,757
Diluted	16,365,410	16,266,441	16,266,441	14,001,903	13,592,162	13,498,159	13,498,159	13,647,774

*	In the fourth quarter of 2008, Vitran recorded a pre-tax non-cash goodwill impairment charge of $107.4 million negatively impacting income from operations.

Definitions of non-GAAP measures:

(1)	Operating ratio (“OR”) is a non-GAAP financial measure which does not have any standardized meaning prescribed by GAAP. OR is the sum of total operating expenses, divided by revenue. OR allows management to measure the Company and its various segments’ operating efficiency. OR is a widely recognized measure in the transportation industry which provides a comparable benchmark for evaluating the Company’s performance compared to its competitors. Investors should also note that the Company’s presentation of OR may not be comparable to similarly titled measures by other companies. OR is calculated as follows:

	Three months Ended June 30, 2010	Three months Ended June 30, 2009	Six months Ended June 30, 2010	Six months Ended June 30, 2009
Total operating expenses	$174,865	$156,645	$340,598	$299,134
Revenue	$179,007	$158,682	$344,938	$298,317

Operating ratio (“OR”)	97.7%	98.7%	98.7%	100.3%

(2)	A shipment is a single movement of goods from a point of origin to its final destination as described on a bill of lading document.

(3)	Weight represents the total pounds shipped.

(4)	Revenue per shipment represents revenue divided by the number of shipments.

(5)	Revenue per hundredweight is the price obtained for transporting 100 pounds of LTL freight from point to point, calculated by dividing the revenue for an LTL shipment by the hundredweight (weight in pounds divided by 100) for a shipment.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

(in thousands of dollars)		Payments due by period
Long-term debt	Total	2010	2011 & 2012	2013 & 2014		Thereafter
Variable Rate
Term bank facility	$23,036	$6,000	$17,036	$	Nil	$	Nil
Average interest rate (LIBOR)	4.03%	4.03%	4.03%

Term bank facility	89	89	Nil		Nil		Nil
Average interest rate (LIBOR)	2.28%	2.28%

Revolving bank facility	58,195	Nil	58,195		Nil		Nil
Average interest rate (LIBOR)	4.03%		4.03%

Fixed Rate
Capital lease obligations	7,774	1,924	5,627		223		Nil
Average interest rate	6.15%	6.15%	6.15%		6.15%

Total	$89,094	$8,013	$80,858		$223	$	Nil

The Company uses variable-to-fixed interest rate swaps on its term and revolving credit facilities with a notional amount of $22.3 million at June 30, 2010. The average pay rate on the swaps is 5.04% and the average receive rate is the three-month LIBOR rate, which is currently 0.53%. To value the interest rate swaps, a discounted cash flow model is utilized. Primary inputs into the model that will cause the fair value to fluctuate period-to-period include the fixed interest rates, the future interest rates, credit risk and the remaining time to maturity of the interest rate swaps. Management’s intention is to hold the interest rate swaps to maturity.

The Company is exposed to foreign currency risk as fluctuations in the United States dollar against the Canadian dollar can impact the financial results of the Company. The Company’s Canadian operations realize foreign currency exchange gains and losses on the United States dollar denominated revenue generated against Canadian dollar denominated expenses. Furthermore, the Company reports its results in United States dollars thereby exposing the results of the Company’s Canadian operations to foreign currency fluctuations. In addition, the Company’s United States dollar debt of $66.8 million is designated as a hedge of the investment in the United States’ self-sustaining foreign operations.

Item 4.	Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of Company Management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design, implementation and operation of its “disclosure controls and procedures”, as such term is defined in Rule 13a-15(e) of the Exchange Act. Based on this evaluation, the Company’s CEO and CFO have concluded that the Company’s “disclosure controls and procedures” are effective as of June 30, 2010 to enable the Company to record, process, summarize and report in a timely manner the information that the Company is required to disclose in submissions and filings with the SEC in accordance with the Exchange Act.

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

Item 1A.	Risk Factors

See Part 1A of the Company’s 2009 Annual Report on Form 10-K.

Item 2.	Unregistered Sale of Equity and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Removed and Reserved

Item 5.	Other Information

None.

Item 6.	Exhibits and Reports on Form 8-K

Exhibits

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated July 26, 2010

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated July 26, 2010

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated July 26, 2010

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VITRAN CORPORATION INC.

/S/ SEAN P. WASHCHUK
Sean P. Washchuk
Date: July 26, 2010	Vice President of Finance and Chief Financial Officer
(Principle Financial Officer)