Form 10-Q
period 2010-09-30
VITRAN CORP INC
filed 2010-10-26
CIK 946823

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 16,299,441 common shares outstanding at October 25, 2010

Part I. Financial Information

Item 1:	Financial Statements

VITRAN CORPORATION INC.

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(Unaudited)

(In thousands of United States dollars except for per share amounts)

	Three months Ended Sept 30, 2010	Three months Ended Sept 30, 2009	Nine months Ended Sept 30, 2010	Nine months Ended Sept 30, 2009
Revenue	$182,877	$165,916	$527,815	$464,233
Operating expenses:
Salaries, wages and other employee benefits	67,702	66,720	199,673	195,086
Purchased transportation	29,986	23,666	83,828	63,947
Depreciation and amortization	4,771	4,977	14,495	14,951
Maintenance	8,295	7,496	23,535	21,886
Rents and leases	7,264	6,605	21,335	19,744
Purchased labor and owner operators	23,589	21,149	66,385	57,709
Fuel and fuel-related expenses	22,017	18,209	65,087	47,296
Other operating expenses	15,072	14,737	45,120	42,511
Other loss (income)	42	(2)	(122)	(439)

Total operating expenses	178,738	163,557	519,336	462,691

Income from operations before undernoted	4,139	2,359	8,479	1,542

Interest expense, net	1,792	2,582	5,815	7,292

Income (loss) from operations before income taxes	2,347	(223)	2,664	(5,750)

Income tax expense (recovery)	385	(504)	(97)	(4,115)

Net income (loss)	$1,962	$281	$2,761	$(1,635)

Income (loss) per share:
Basic	$0.12	$0.02	$0.17	$(0.12)
Diluted	$0.12	$0.02	$0.17	$(0.12)

Weighted average number of shares:
Basic	16,277,202	13,886,286	16,270,067	13,628,956
Diluted	16,359,468	14,001,903	16,359,203	13,628,956

See accompanying notes to the consolidated financial statements

VITRAN CORPORATION INC.

CONSOLIDATED BALANCE SHEETS

(In thousands of United States dollars)

	Sept 30, 2010 (Unaudited)	Dec. 31, 2009 (Audited)
Assets
Current assets:
Accounts receivable	$85,805	$69,591
Inventory, deposits and prepaid expenses	11,397	11,539
Income and other taxes recoverable	1,280	683
Deferred income taxes	3,661	3,495

	102,143	85,308
Property and equipment	137,892	145,792
Intangible assets	8,883	10,766
Goodwill	19,006	18,878
Deferred income taxes	32,650	33,594

	$300,574	$294,338

Liabilities and Shareholders’ Equity
Current liabilities:
Bank overdraft	$1,545	$105
Accounts payable and accrued liabilities	75,829	65,446
Current portion of long-term debt	17,087	17,125

	94,461	82,676

Long-term debt	63,778	72,956
Other	2,087	2,919

Shareholders’ equity:
Common shares, no par value, unlimited authorized, 16,299,441 and 16,266,441 issued and outstanding at September 30, 2010 and December 31, 2009, respectively	99,657	99,584
Additional paid-in capital	4,694	4,264
Retained earnings	32,042	29,281
Accumulated other comprehensive income	3,855	2,658

	140,248	135,787

	$300,574	$294,338

Contingent liabilities (note 8)

See accompanying notes to the consolidated financial statements.

VITRAN CORPORATION INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands of United States dollars, except share amounts)

	Common shares		Additional Paid-in Capital	Retained Earnings	Accumulated other comprehensive Income (Loss)	Total Shareholders’ Equity

	Shares	Amount
December 31, 2009	16,266,441	$99,584	$4,264	$29,281	$2,658	$135,787
Shares issued upon exercise of employee stock options	33,000	73	—	—	—	73
Net income	—	—	—	2,761	—	2,761
Other comprehensive income	—	—	—	—	1,197	1,197
Share-based compensation	—	—	430	—	—	430

September 30, 2010	16,299,441	$99,657	$4,694	$32,042	$3,855	$140,248

	Common shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other comprehensive Income (Loss)	Total Shareholders’ Equity

	Shares	Amount
December 31, 2008	13,498,159	$77,500	$3,525	$33,253	$(3,035)	$111,243
Shares issued upon exercise of employee stock options	70,000	333	—	—	—	333
Shares issued in private placement	2,698,282	21,815	—	—	—	21,815
Net loss	—	—	—	(1,635)	—	(1,635)
Other comprehensive income	—	—	—	—	4,670	4,670
Share-based compensation	—	—	603	—	—	603

September 30, 2009	16,266,441	$99,648	$4,128	$31,618	$1,635	$137,029

See accompanying notes to the consolidated financial statements.

VITRAN CORPORATION INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands of United States dollars)

	Three months Ended Sept 30, 2010	Three months Ended Sept 30, 2009	Nine months Ended Sept 30, 2010	Nine months Ended Sept 30, 2009
Cash provided by (used in):

Operations:
Net income (loss)	$1,962	$281	$2,761	$(1,635)
Items not involving cash from operations
Depreciation and amortization expense	4,771	4,977	14,495	14,951
Deferred income taxes	669	(868)	450	(4,154)
Share-based compensation expense	134	163	430	603
Loss (gain) on sale of property and equipment	42	(2)	(122)	(439)
Change in non-cash working capital components	(284)	(956)	(6,464)	(8,269)

	7,294	3,595	11,550	1,057
Investments:
Purchase of property and equipment	(767)	(506)	(4,748)	(3,955)
Proceeds on sale of property and equipment	475	33	1,301	1,178

	(292)	(473)	(3,447)	(2,777)

Financing:
Change in revolving credit facility and bank overdraft	(2,579)	(11,478)	6,080	1,601
Repayment of long-term debt	(3,089)	(10,768)	(10,444)	(15,304)
Repayment of capital leases	(1,015)	(1,309)	(3,412)	(4,521)
Financing costs	—	(414)	—	(414)
Issue of common shares in private placement, net	—	21,318	—	21,318
Shares issued upon exercise of employee stock options	73	333	73	333

	(6,610)	(2,318)	(7,703)	3,013

Effect of translation adjustment on cash	(392)	(804)	(400)	(1,293)

Increase in cash and cash equivalents	—	—	—	—
Cash and cash equivalents, beginning of period	—	—	—	—

Cash and cash equivalents, end of period	$—	$—	$—	$—

Change in non-cash working capital components:
Accounts receivable	$(5,009)	$(5,378)	$(16,214)	$(11,687)
Inventory, deposits and prepaid expenses	(1,173)	1,531	142	713
Income and other taxes recoverable	1,534	203	(775)	(934)
Accounts payable and accrued liabilities	4,364	2,688	10,383	3,819

	$(284)	$(956)	$(6,464)	$(8,269)

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

These interim unaudited consolidated financial statements reflect all adjustments which are, in the opinion of Management, necessary for a fair presentation of the results of the interim period presented. Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2010.

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

For reporting purposes, the Canadian operations are translated into United States dollars using the current rate method. Under this method, all assets and liabilities are translated at the period-end rate of exchange and all revenue and expense items are translated at the average rate of exchange for the period. The resulting translation adjustment is recorded as a separate component of shareholders’ equity. United States dollar debt of $61.8 million is designated as a hedge of the investment in the United States dollar functional operations, such that related transaction gains and losses are recorded in the separate component of shareholders’ equity.

4. Goodwill

The Company annually compares the implied fair value of its reporting units to the carrying value to determine if an impairment loss has occurred. The fair value based test involves assumptions regarding long-term future performance of the reporting units, fair value of the assets and liabilities, cost of capital rates, capital re-investment and other assumptions. Actual recovery of goodwill could differ from these assumptions based on the market conditions and other factors. In the event goodwill is determined to be impaired, a charge to earnings would be required. As at September 30, 2010, the Company completed its annual goodwill impairment test and concluded that there was no impairment.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(In thousands of United States dollars except for per share amounts)

5. Comprehensive Income

The components of other comprehensive income (“OCI”) such as changes in foreign currency adjustments are required to be added to the Company’s reported net income (loss) to arrive at comprehensive net income. Other comprehensive income items have no impact on the reported net income as presented on the Consolidated Statements of Income (Loss).

The following are the components of other comprehensive income, net of income taxes, for the three and nine months ended September 30, 2010 and 2009:

	Three months Ended Sept 30, 2010	Three months Ended Sept 30, 2009	Nine months Ended Sept 30, 2010	Nine months Ended Sept 30, 2009
Net income (loss)	$1,962	$281	$2,761	$(1,635)

Translation adjustment	1,247	2,546	708	3,769
Interest rate swaps	190	378	672	1,265
Tax effect	(51)	(109)	(183)	(364)

Other comprehensive income	$1,386	$2,815	$1,197	$4,670

Comprehensive net income	$3,348	$3,096	$3,958	$3,035

6. Computation of Income (Loss) per Share

	Three months Ended Sept 30, 2010	Three months Ended Sept 30, 2009	Nine months Ended Sept 30, 2010	Nine months Ended Sept 30, 2009
Numerator:
Net income (loss)	$1,962	$281	$2,761	$(1,635)

Denominator:
Basic weighted-average shares outstanding	16,277,202	13,886,286	16,270,067	13,628,956
Dilutive stock options	82,266	115,617	89,136	—
Dilutive weighted-average shares outstanding	16,359,468	14,001,903	16,359,203	13,628.956

Basic income (loss) per share	$0.12	$0.02	$0.17	$(0.12)

Diluted income (loss) per share	$0.12	$0.02	$0.17	$(0.12)

For the three and nine months ended September 30, 2010, dilutive shares excludes the effect of 698,900 (three months ended September 30, 2009 - 635,900) anti-dilutive options. Due to the net loss for the nine months ended September 30, 2009, dilutive shares have no effect on the loss per share.

7. Assets Held for Sale

The Company has certain assets that are classified as assets held for sale. These assets are carried on the balance sheet at the lower of the carrying amount or estimated fair value, less cost to sell. Once an asset is classified held for sale, there is no further depreciation taken on the asset. At September 30, 2010, the net book value of assets held for sale was approximately $4.9 million (December 31, 2009 - $5.4 million). This amount is included in property and equipment on the balance sheet.

8. Contingent Liabilities

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

Interest Rate Swaps

The Company is exposed to interest rate volatility with regard to existing variable rate debt. The Company has entered into variable-to-fixed interest rate swaps on variable rate term debt and revolving debt to limit its exposure to changing interest rates and future cash flows for interest. The interest rate swaps provide for the Company to pay an amount equal to a specified fixed rate of interest times a notional principal amount and to receive in return an amount equal to a variable rate of interest times the same notional amount. The swaps are accounted for as cash flow hedges. The effective portions of changes in fair value of the interest rate swaps are recorded in Accumulated Other Comprehensive Income and are recognized into earnings in the same period in which the hedged forecasted transaction affects earnings. Ineffective portions of changes in fair value are recognized into earnings as they occur. At September 30, 2010, the notional amount of the swaps was $19.0 million, with the average pay rate being 5.07% and the average receive rate being 0.29%. The swaps mature at various dates up to December 31, 2011.

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

Liabilities measured at fair value on a recurring basis include the following as of September 30, 2010:

	Fair Value Measurements Using			Liabilities
(in thousands)	Level 1	Level 2	Level 3	At Fair Value
Liabilities
Interest rate swaps	$—	$745	$—	$745

Total liabilities	$—	$745	$—	$745

The following table presents the fair value of derivative instruments for the three and nine months ended September 30, 2010:

	Notional Amount	Fair Value	Balance Sheet Location	Gain in OCI Three months ended Sept 30, 2010	Gain in OCI Nine months ended Sept 30, 2010
Interest rate swaps	$19,000	$745	Other liabilities	$190	$672

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(In thousands of United States dollars except for per share amounts)

10. Segmented Information

	Three months Ended Sept 30, 2010	Three months Ended Sept 30, 2009	Nine months Ended Sept 30, 2010	Nine months Ended Sept 30, 2009
Revenue:
LTL	$150,655	$137,479	$436,499	$384,509
SCO	23,469	19,810	64,481	54,641
Truckload	8,753	8,627	26,835	25,083
Corporate office and other	—	—	—	—

	$182,877	$165,916	$527,815	$464,233

	Three months Ended Sept 30, 2010	Three months Ended Sept 30, 2009	Nine months Ended Sept 30, 2010	Nine months Ended Sept 30, 2009
Operating income (loss):
LTL	$3,006	$1,502	$6,239	$(25)
SCO	1,995	1,698	4,759	3,552
Truckload	70	175	743	623
Corporate office and other	(932)	(1,016)	(3,262)	(2,608)

	$4,139	$2,359	$8,479	$1,542

	Three months Ended Sept 30, 2010	Three months Ended Sept 30, 2009	Nine months Ended Sept 30, 2010	Nine months Ended Sept 30, 2009
Depreciation and amortization:
LTL	$4,158	$4,313	$12,675	$12,982
SCO	431	404	1,247	1,191
Truckload	152	231	482	704
Corporate office and other	30	29	91	74

	$4,771	$4,977	$14,495	$14,951

11. Subsequent events

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

The following discussion should be read in conjunction with our unaudited consolidated interim financial statements for the three months and nine months ended September 30, 2010 and the notes thereto as included in Item 1 of this Quarterly Report on Form 10-Q.

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

CONSOLIDATED RESULTS

The following table summarizes the Consolidated Statements of Income (Loss) for the three and nine months ended September 30:

	For the three months ended Sept 30,			For the nine months ended Sept 30,
(in thousands) (unaudited)	2010	2009	2010 vs 2009	2010	2009	2010 vs 2009
Revenue	$182,877	$165,916	10.2%	$527,815	$464,233	13.7%

Salaries, wages and employee benefits	67,702	66,720	1.5%	199,673	195,086	2.4%
Purchased transportation	29,986	23,666	26.7%	83,828	63,947	31.1%
Depreciation and amortization	4,771	4,977	(4.1%)	14,495	14,951	(3.0%)
Maintenance	8,295	7,496	10.7%	23,535	21,886	7.5%
Rents and leases	7,264	6,605	10.0%	21,335	19,744	8.1%
Purchased labor and owner operators	23,589	21,149	11.5%	66,385	57,709	15.0%
Fuel and fuel-related expenses	22,017	18,209	20.9%	65,087	47,296	37.6%
Other operating expenses	15,072	14,737	2.3%	45,120	42,511	6.1%
Operating loss (income)	42	(2)	n/c	(122)	(439)	(72.2%)

Total Expenses	$178,738	$163,557	9.3%	$519,336	$462,691	12.2%

Income (loss) from operations	4,139	2,359	75.5%	8,479	1,542	449.9%
Interest expense, net	1,792	2,582	(30.6%)	5,815	7,292	(20.3%)
Income tax expense (recovery)	385	(504)	(176.4%)	(97)	(4,115)	(97.6%)

Net income (loss)	$1,962	$281	598.2%	$2,761	$(1,635)	268.9%

Income (loss) per share:
Basic	$0.12	$0.02		$0.17	$(0.12)
Diluted	$0.12	$0.02		$0.17	$(0.12)
Operating Ratio (1)	97.7%	98.6%		98.4%	99.7%

Revenue increased 10.2% to $182.9 million for the third quarter of 2010 compared to $165.9 million in the third quarter of 2009. Revenue in the Less-than-truckload (“LTL”), Supply Chain Operation, and Truckload segments increased 9.6%, 18.5% and 1.5%, respectively. Revenue for the third quarter of 2010 was impacted by a stronger Canadian dollar and an increase in fuel surcharge revenue, accounting for approximately $5.4 million of the consolidated revenue increase. Excluding the impact of fuel surcharge revenue and a stronger Canadian dollar, revenue for the comparative quarters improved 6.9%. For the nine months ended September 30, 2010, revenue increased 13.7% to $527.8 million compared to $464.2 million for the same nine-month period in 2009. Consolidated revenue for the comparable nine-month periods was also impacted by a stronger Canadian dollar and increase in fuel surcharge revenue accounting for approximately $29.5 million of the total revenue increase. Detailed explanations for the fluctuations in revenue are discussed below in “Segmented Results”.

Salaries, wages and employee benefits increased 1.5% for the third quarter of 2010 compared to the third quarter of 2009. For the nine-month period ended September 30, 2010, salaries and wage and employee benefits increased 2.4% compared to the same nine-month period a year ago. These increases are consistent with the 1.7% increase in employee headcount compared to September 30, 2009.

Purchased transportation increased 26.7% in the third quarter of 2010 compared to the third quarter of 2009. An increase in LTL segment activity as indicated by the 4.9% increase in shipments and the 6.1% increase in length of haul within the U.S. LTL business unit contributed to the increase in purchased transportation expense. Should the U.S. LTL business unit continue to experience significant shipment growth above the 2009 levels, purchased transportation expense will continue to increase. It is management’s intention to replace purchased transportation with company drivers and equipment as lane density, revenue per hundredweight and financial results appear sustainable and warrant the commitment to company drivers and the investment in equipment. Lastly, increased shipment levels in the Canadian LTL business unit resulted in an increase in purchased railway linehaul expenses.

Depreciation and amortization expense declined by 4.1% for the three-month period and 3.0% for the nine-month period ended September 30, 2010 compared to the same periods in 2009, and is primarily attributable to the sale of rolling stock and buildings throughout 2009 and into the first nine months of 2010.

Maintenance expense of $8.3 million for the third quarter of 2010 increased 10.7% compared to the third quarter of 2009. However, as a percentage of revenue, maintenance expense was flat at 4.5% for the third quarter of 2010 compared to the same quarter a year ago. For the nine-month period ended September 30, 2010 maintenance expense as a percentage of revenue declined to 4.5% compared to 4.7% for the nine-month period ended September 30, 2009. The decline in maintenance expense as a percentage of revenue can be attributed to the addition of 650 new units of rolling stock in the fourth quarter of 2009 and 342 new units of rolling stock in 2010.

Rents and leases expense increased 10.0% and 8.1% for the three-month and nine-month period ended September 30, 2010 compared to the same periods of 2009. The increases are attributable to the aforementioned 650 pieces of new rolling stock added in the fourth quarter of 2009 and 342 pieces of new rolling stock added in 2010, both financed by operating lease commitments.

Purchased labor and owner operator expenses, primarily driven by the Canadian LTL business unit and the Supply Chain Operation, increased in the three and nine-month periods ended September 30, 2010 compared to the same periods in 2009 due to an increase in LTL shipments and an increase in activity levels within the SCO segment.

Fuel and fuel-related expenses increased 20.9% for the three-month period ended September 30, 2010 compared to the same three-month period a year ago. The average price of diesel increased approximately 13.1% in the comparative three-month periods. Furthermore, the Company’s fuel consumption increased due to the increase in activity as indicated by the 4.9% increase in shipments and 6.1% increase in length of haul in the U.S. LTL business unit.

The Company incurred interest expense of $1.8 million in the third quarter of 2010 compared to interest expense of $2.6 million for the same quarter a year ago. In addition to the Company’s interest rate spread on its syndicated revolving and term debt being 150 bps less than a year ago, the Company reduced interest bearing debt with $21.3 million of proceeds from an equity offering in September 2009 resulting in a reduction in interest expense for the third quarter of 2010. Furthermore, the Company has repaid an additional $7.7 million of debt since December 31, 2009.

Income tax expense for the third quarter of 2010 was $0.4 million compared to a recovery of $0.5 million for the same quarter a year ago due to a profit before income tax expense in the current quarter. On a consolidated basis, for the nine-month period, the Company recognized additional deferred tax assets resulting from tax losses in the United States. Management believes the Company will generate sufficient taxable income to use these losses in the future.

Net income for the 2010 third quarter was $2.0 million compared to net income of $0.3 million for the same quarter in 2009. This resulted in basic and diluted earnings per share of $0.12 for the third quarter of 2010 compared to basic and diluted earnings per share of $0.02 for the third quarter of 2009. The weighted average number of shares for the current quarter was 16.3 million basic and 16.4 million diluted shares compared to 13.9 million basic shares and 14.0 million diluted shares in the third quarter of 2009. For the nine months ended September 30, 2010, the Company posted net income of $2.8 million compared to a net loss of $1.6 million in the same nine-month period a year ago. This resulted in earnings per share of $0.17 basic and diluted compared to a loss per share of $0.12 for the same 2009 nine-month period. The weighted average number of shares for the nine-month period of 2010 was 16.3 million basic and 16.4 million diluted shares compared to 13.6 million basic and diluted shares in the nine-month period of 2009.

SEGMENTED RESULTS

Less-Than-Truckload (LTL)

The table below provides summary information for the LTL segment for the three and nine months ended September 30:

	For the three months ended Sept 30,			For the nine months ended Sept 30,
(in thousands) (unaudited)	2010	2009	2010 vs 2009	2010	2009	2010 vs 2009
Revenue	$150,655	$137,479	9.6%	$436,499	$384,509	13.5%
Income (loss) from operations	3,006	1,502	100.1%	6,239	(25)	n/c
Operating ratio	98.0%	98.9%		98.6%	100.0%
Number of shipments (2)	1,026,936	979,404	4.9%	2,987,047	2,788,780	7.1%
Weight (000s of lbs) (3)	1,494,924	1,429,041	4.6%	4,448,875	4,093,058	8.7%
Revenue per shipment (4)	$146.70	$140.37	4.5%	$146.13	$137.88	6.0%
Revenue per hundredweight (5)	$10.08	$9.62	4.8%	$9.81	$9.39	4.5%

Revenue in the LTL segment increased 9.6% to $150.7 million in the third quarter of 2010 compared to $137.5 million in the same period a year ago. The increase in revenue was influenced by fuel surcharge which represented 12.3% of revenue in the third quarter of 2010 compared to 10.8% of revenue in the third quarter of 2009. Therefore, revenue net of fuel surcharge for the third quarter of 2010 increased 7.7% compared to the third quarter of 2009. Revenue, net of fuel surcharge, was impacted by positive momentum in the North American economy in the third quarter of 2010 as indicated by the increase in shipments and tonnage of 4.9% and 4.6% respectively compared to the third quarter of 2009.

Revenue in the LTL segment improved 13.5% to $436.5 million for the nine-month period ended September 30, 2010 compared to $384.5 million for the same nine-month period a year ago. The increase in revenue was influenced by fuel surcharge which represented 12.3% of revenue in the first nine months of 2010 compared to 9.7% of revenue in the first nine months of 2009. Shipments and tonnage improved 7.1% and 8.7%, respectively, in the comparable nine-month period impacting revenue excluding fuel surcharge.

Shipments per day in the U.S. LTL business unit increased 4.1% for the third quarter of 2010 compared to the third quarter of 2009. This can be attributed to the integrated operating footprint in the United States introduced in the first quarter of 2009, allowing the business unit to expand its service offering across longer lanes and achieve market share growth. This was confirmed by the 6.1% increase in length of haul from September 30, 2010 compared to September 30, 2009. On a sequential basis, from July to September in the third quarter of 2010, daily shipment levels increased 4.9%; in addition, from the beginning of the quarter to the end of the quarter revenue per hundredweight excluding fuel surcharge improved 2.7% for the business unit.

The LTL segment made additional changes in early April 2009, re-engineering its linehaul and pick-up and delivery operations to reduce claims expenses, dock handling costs and linehaul expenses, as well as a 5% reduction in wages and salaries for all employees. These initiatives resulted in improvements in the 2010 third quarter and nine-month income from operations to $3.0 million and $6.2 million respectively. Consequently, the operating ratio for the three-month and nine-month periods ended September 30, 2010 improved to 98.0% and 98.6%, respectively, compared to 98.9% and 100.0% for the same periods in 2009. Management believes that with the new integrated U.S. LTL operating model, the current pricing momentum and additional operating initiatives, the segment is well positioned to contribute income from operations over the long term.

Supply Chain Operation (SCO)

The table below provides summary information for the SCO segment for the three and nine months ended September 30:

	For the three months ended Sept 30,			For the nine months ended Sept 30,
(in thousands) (unaudited)	2010	2009	2010 vs 2009	2010	2009	2010 vs 2009
Revenue	$23,469	$19,810	18.5%	$64,481	$54,641	18.0%
Income from operations	1,995	1,698	17.5%	4,759	3,552	34.0%
Operating ratio	91.5%	91.4%		92.6%	93.5%

Revenue in the SCO segment increased 18.5% and 18.0% for the three-month and nine-month periods ended September 30, 2010 compared to the same periods a year ago. Income from operations for the three-month and nine-month periods ended September 30, 2010 improved 17.5% and 34.0% respectively, compared to the same periods a year ago. The improvements in revenue and income from operations were attributable to increased activity levels across all regions in the SCO segment, the start-up of facilities in Salt Lake City, Utah and Albuquerque, New Mexico during the 2010 third quarter as well as two new dedicated facilities in 2009 that were not fully included in the 2009 nine-month results. The SCO segment posted operating ratios of 91.5% and 92.6% for the three and nine-month periods ended September 30, 2010 compared to operating ratios of 91.4% and 93.5% for the three and nine-month periods ended September 30, 2009.

Truckload

The table below provides summary information for the Truckload segment for the three and nine months ended September 30:

	For the three months ended Sept 30,			For the nine months ended Sept 30,
(in thousands) (unaudited)	2010	2009	2010 vs 2009	2010	2009	2010 vs 2009
Revenue	$8,753	$8,627	1.5%	$26,835	$25,083	7.0%
Income from operations	70	175	(60.0%)	743	623	19.3%
Operating ratio	99.2%	98.0%		97.2%	97.5%

Revenue in the Truckload segment increased 1.5% to $8.8 million for the third quarter of 2010 compared to $8.6 million for the third quarter of 2009. Total shipments decreased 1.9% and were offset by an increase in revenue per total mile(6) of 5.2% in the third quarter of 2010 compared to the same period in 2009. These improvements were offset by an increase in accident costs for the second consecutive quarter in 2010. Revenue and income from operations for the nine-month period of 2010 increased by 7.0% and 19.3% respectively compared to the same period in 2009. This resulted in an operating ratio of 97.2% for the nine months ended September 30, 2010 compared an operating ratio of 97.5% for the nine months ended September 30, 2009.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow from operations for the third quarter of 2010 generated $7.3 million compared to the third quarter of 2009 that generated $3.6 million. Net income for the comparable quarters ended September 30 improved $1.7 million and an improvement in the change in non-cash working capital contributed to the increase in cash flow from operations. Days sales outstanding (“DSO”) in the third quarter of 2010 was 42.7 days compared to DSO of 42.5 days for the third quarter of 2009 and 44.4 days at June 30, 2010.

It is Management’s intention to return DSO to historical levels of approximately 40 days. The Company’s future operating cash flows are largely dependent upon the Company’s profitability and its ability to manage its working capital requirements, primarily accounts receivable, accounts payable, and wage and benefit accruals.

At September 30, 2010, interest-bearing debt was $82.4 million consisting of $20.0 million of term debt, $55.6 million drawn under a revolving credit facility and $6.8 million of capital leases. At December 31, 2009 interest-bearing debt was $90.2 million consisting of $30.5 million of term debt, capital leases of $10.2 million and $49.5 million drawn under the revolving credit facility. The majority of the decline in debt is attributable to the repayment of $13.9 million of term debt and capital leases, net against $6.1 million of drawings on the revolving credit facility.

During the third quarter of 2010, the Company repaid $3.1 million of term debt, $1.0 million of capital leases and $2.6 million of its revolving credit facility. At September 30, 2010, the Company had $18.7 million of available credit facilities, net of outstanding letters of credit, within its syndicated credit facilities. The Company was in compliance with its debt covenants at September 30, 2010. Due to lower total funded debt and the improvement in earnings, the Company has reduced its leverage ratio at September 30, 2010 and has earned another 50bps reduction on its syndicated interest rate spreads starting in the fourth quarter of 2010.

The Company generated $1.3 million in proceeds and a gain on sale of $0.1 million on the divestiture of surplus equipment and a facility in Cleveland, Ohio in the nine-month period ended September 30, 2010. Capital expenditures amounted to $4.8 million for the nine months of 2010 and were primarily funded out of the proceeds from the sale and the revolving credit facility. The capital expenditures in the nine-month period of 2010 were primarily for the purchase of a facility in Grand Rapids, Michigan, rolling stock and information technology expenditures. In the nine-month period of 2009, the majority of capital expenditures were for land in Winnipeg, Manitoba, rolling stock and information technology expenditures. The table below sets forth the Company’s capital expenditures for the three- and nine-month periods ended September 30, 2010 and 2009.

	For the three months ended Sept 30,		For the nine months ended Sept 30
(in thousands of dollars) (unaudited)	2010	2009	2010	2009
Real estate and buildings	$54	$12	$1,454	$732
Tractors	250	72	684	588
Trailing fleet	23	55	1,062	1,738
Information technology	144	57	545	323
Leasehold improvements	29	112	41	152
Other equipment	267	198	962	422

Total	$767	$506	$4,748	$3,955

Management estimates that cash capital expenditures for the remainder of 2010 will be between $4.0 million and $5.0 million. The Company may enter into operating leases to fund the acquisition of specific equipment should the business levels exceed the current equipment capacity of the Company. The Company expects to finance its capital requirements with cash flow from operations, operating leases and, if required, its $18.7 million of available credit facilities.

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

The following table summarizes our significant contractual obligations and commercial commitments as of September 30, 2010:

(in thousands of dollars)		Payments due by period
Contractual Obligations	Total	2010	2011 & 2012	2013 & 2014		Thereafter
Term credit facilities	$20,036	$3,000	$17,036	$	Nil	$	Nil
Revolving credit facilities	55,616	Nil	55,616		Nil		Nil
Capital lease obligations	6,758	959	5,576		223		Nil
Estimated interest payments (1)	5,308	969	4,336		3		Nil

Sub-total	87,718	4,928	82,564		226		Nil
Operating leases	73,674	5,908	40,277		21,055		6,434

Total Contractual Obligations	$161,392	$10,836	$122,841		$21,281		$6,434

(1)	The Company has estimated its interest obligation on its fixed and variable rate obligations. For debt where variable-to-fixed interest rate swaps are in place, the fixed interest rate was used to determine the interest obligation until the interest rate swaps mature. For other fixed rate debt, the fixed rate was used to determine the interest rate obligation. For variable rate debt, the variable rate in place at September 30, 2010 was used to determine the total interest obligation.

In addition to the above-noted contractual obligations, as at September 30, 2010, the Company utilized the revolving credit facilities for standby letters of credit (“LOC”) of $20.3 million. The LOC’s are used as collateral for self-insured retention of insurance claims. Export Development Canada (“EDC”) provided guarantees up to $12.2 million on specific LOC’s to the Company’s syndicated lenders. As a result, the Company’s definition of funded debt in the associated credit agreement excludes LOC’s guaranteed by the EDC.

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

OUTLOOK

The North American transportation environment continued to show positive economic signs in the third quarter of 2010. Activity levels in the LTL segment continued to improve with the month of September showing the normal seasonal strength. More importantly the LTL segment continued to improve its yield and it appears that the pricing environment is strengthening. The SCO opened two new distributions centers and posted a record income from operations for the quarter. The availability of qualified drivers in certain cities in the U.S. continued to tighten. Should activity levels remain at the current levels and the pricing environment sustain its positive momentum in the U.S. LTL business unit, Vitran’s financial results should continue to improve year-over-year.

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

Revenue Recognition

The Company’s LTL and Truckload segments and Freight Brokerage operations recognize revenue upon the delivery of the related freight and direct shipment costs as incurred. For the LTL segment, transportation services not completed at the end of a reporting period, revenue is recognized based on relative transit time in each period with expenses recognized as incurred. Revenue for the SCO is recognized as the management services are provided. Critical revenue-related policies and estimates for the Company’s LTL business unit relate to revenue adjustments and allowance for doubtful accounts. Critical revenue-related policies and estimates for the Company’s SCO and Truckload segment include allowance for doubtful accounts. The Company believes that its revenue recognition policies are appropriate and that its revenue-related estimates and judgments provide a reasonable approximation of actual revenue earned.

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

Goodwill and Intangible Assets

The Company performs its goodwill impairment test annually and more frequently if events or changes in circumstances indicate that an impairment loss may have occurred. Impairment is tested at the reporting unit level by comparing the reporting unit’s carrying amount to its implied fair value. The methodology used to measure fair value is a discounted cash flow method which is an income approach, and a market approach which estimates fair value using market multiples of appropriate financial measures compared to a set of comparable public companies in the transportation and logistics industry. The fair value methods require certain assumptions for growth in earnings before interest, taxes and depreciation, future tax rates, capital re-investment, fair value of the assets and liabilities, and discount rate. Actual impairment of goodwill could differ from these assumptions based on market conditions and other factors. In the event goodwill is determined to be impaired, a charge to earnings would be required. At September 30, 2010 the Company completed its annual goodwill impairment test and concluded that there was no impairment.

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

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the deferred tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Significant judgment is required in determining whether deferred tax assets will be realized in full or in part. If it were ever estimated that it is more likely than not that all or some portion of specific deferred tax assets will not be realized, a valuation allowance must be established for the amount of deferred tax assets that is estimated not to be realized. A valuation allowance for deferred tax assets has not been deemed necessary at September 30, 2010. Accordingly, if the facts or financial results were to change, thereby impacting the likelihood of realizing the deferred tax assets, judgment would have to be applied to estimate the amount of valuation allowance required in any given period.

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

QUARTERLY RESULTS (unaudited)

(thousands of dollars except per share amounts)	2010 Q3	2010 Q2	2010 Q1	2009 Q4	2009 Q3	2009 Q2	2009 Q1	2008 Q4
Revenue	$182,877	$179,007	$165,931	$165,027	$165,916	$158,682	$139,635	$154,235
Goodwill impairment	—	—	—	—	—	—	—	* 107,351
Income (loss) from operations	4,139	4,142	198	(1,951)	2,359	2,037	(2,854)	(111,287)
Net Income (loss)	1,962	1,728	(929)	(2,337)	281	440	(2,356)	(79,002)
Income (loss) per share:
Basic	$0.12	$0.11	$(0.06)	$(0.14)	$0.02	$0.03	$(0.17)	$(5.85)
Diluted	0.12	0.11	(0.06)	(0.14)	0.02	0.03	(0.17)	(5.85)
Weighted average number of shares:
Basic	16,277,202	16,266,441	16,266,441	16,266,441	13,886,286	13,498,159	13,498,159	13,498,159
Diluted	16,359,468	16,365,410	16,266,441	16,266,441	14,001,903	13,592,162	13,498,159	13,498,159

*	In the fourth quarter of 2008, Vitran recorded a pre-tax non-cash goodwill impairment charge of $107.4 million negatively impacting income from operations.

Definitions of non-GAAP measures:

(1)	Operating ratio (“OR”) is a non-GAAP financial measure which does not have any standardized meaning prescribed by GAAP. OR is the sum of total operating expenses, divided by revenue. OR allows management to measure the Company and its various segments’ operating efficiency. OR is a widely recognized measure in the transportation industry which provides a comparable benchmark for evaluating the Company’s performance compared to its competitors. Investors should also note that the Company’s presentation of OR may not be comparable to similarly titled measures by other companies. OR is calculated as follows:

	Three months Ended Sept 30, 2010	Three months Ended Sept 30, 2009	Nine months Ended Sept 30, 2010	Nine months Ended Sept 30, 2009
Total operating expenses	$178,738	$163,557	$519,336	$462,691
Revenue	$182,877	$165,916	$527,815	$464,233

Operating ratio (“OR”)	97.7%	98.6%	98.4%	99.7%

(2)	A shipment is a single movement of goods from a point of origin to its final destination as described on a bill of lading document.

(3)	Weight represents the total pounds shipped.

(4)	Revenue per shipment represents revenue divided by the number of shipments.

(5)	Revenue per hundredweight is the price obtained for transporting 100 pounds of LTL freight from point to point, calculated by dividing the revenue for an LTL shipment by the hundredweight (weight in pounds divided by 100) for a shipment.

(6)	Revenue per total mile represents revenue divided by the total miles driven.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

(in thousands of dollars) Long-term debt	Payments due by period
	Total	2010	2011 & 2012	2013 & 2014		Thereafter
Variable Rate
Term bank facility	$20,036	$3,000	$17,036	$	Nil	$	Nil
Average interest rate (LIBOR)	3.29%	3.29%	3.29%

Revolving bank facility	55,616	Nil	55,616		Nil		Nil
Average interest rate (LIBOR)	3.29%		3.29%

Fixed Rate
Capital lease obligations	6,758	959	5,576		223		Nil
Average interest rate	6.15%	6.15%	6.15%		6.15%

Total	$82,410	$3,959	$78,228		$223	$	Nil

The Company uses variable-to-fixed interest rate swaps on its term and revolving credit facilities with a notional amount of $19.0 million at September 30, 2010. The average pay rate on the swaps is 5.07% and the average receive rate is the three-month LIBOR rate, which is currently 0.29%. To value the interest rate swaps, an income model is utilized. Primary inputs into the model that will cause the fair value to fluctuate period-to-period include the fixed interest rates, the future interest rates, credit risk and the remaining time to maturity of the interest rate swaps. Management’s intention is to hold the interest rate swaps to maturity.

The Company is exposed to foreign currency risk as fluctuations in the United States dollar against the Canadian dollar can impact the financial results of the Company. The Company’s Canadian operations realize foreign currency exchange gains and losses on the United States dollar denominated revenue generated against Canadian dollar denominated expenses. Furthermore, the Company reports its results in United States dollars thereby exposing the results of the Company’s Canadian operations to foreign currency fluctuations. In addition, the Company’s United States dollar debt of $61.8 million is designated as a hedge of the investment in the United States’ self-sustaining foreign operations.

Item 4.	Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of Company Management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design, implementation and operation of its “disclosure controls and procedures”, as such term is defined in Rule 13a-15(e) of the Exchange Act. Based on this evaluation, the Company’s CEO and CFO have concluded that the Company’s “disclosure controls and procedures” are effective as of September 30, 2010 to enable the Company to record, process, summarize and report in a timely manner the information that the Company is required to disclose in submissions and filings with the SEC in accordance with the Exchange Act.

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

Item 1A.	Risk Factors

See Part 1A of the Company’s 2009 Annual Report on Form 10-K.

Item 2.	Unregistered Sale of Equity and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Removed and Reserved

Item 5.	Other Information

None.

Item 6.	Exhibits and Reports on Form 8-K

Exhibits

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated October 26, 2010

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated October 26, 2010

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated October 26, 2010

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VITRAN CORPORATION INC.

Date: October 26, 2010	/S/ SEAN P. WASHCHUK
Sean P. Washchuk
Vice President of Finance and Chief Financial Officer (Principle Financial Officer)