Form 10-K
period 2010-12-31
VITRAN CORP INC
filed 2011-02-11
CIK 946823

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

416-596-7664

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Shares	Toronto Stock Exchange – TSX® NASDAQ – Global National Market

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 16,300,041 common shares outstanding at February 9, 2011. The aggregate market value of the voting stock of the registrant, excluding directors, officers and registered holders of 10% as of February 9, 2011 was approximately $163,155,000.

DOCUMENTS INCORPORATED BY REFERENCE

1) Portions of the Proxy Statement for the 2011 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed within 120 days of the end of the fiscal year ended December 31, 2010, are incorporated by reference in Part III hereof. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

Unless otherwise indicated, all dollar references herein are in United States dollars.

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

PART I

ITEM 1—BUSINESS

OVERVIEW

Vitran Corporation Inc. (“Vitran” or the “Company”) is a leading, predominantly non-union, provider of freight surface transportation and related supply chain services throughout Canada and in 29 states in the eastern, central, southwestern, and western United States. The Company’s business consists of Less-than-truckload services (“LTL”) and Supply Chain Operation (“SCO) services. These services are provided by stand-alone business units within their respective regions. The business units operate independently or in a complementary manner to provide solutions depending on a customer’s needs. For the years ended December 31, 2010 and 2009, the Company had revenues of $672.6 million and $595.3 million, respectively.

CORPORATE STRUCTURE

Vitran’s principal executive and registered office is located at 185 The West Mall, Suite 701, Toronto, Ontario, Canada, M9C 5L5. Vitran Corporation Inc. was incorporated in Ontario under the Business Corporation Act (Ontario) on April 29, 1981.

Vitran’s business is carried on through its subsidiaries which hold the relevant licenses and permits required to carry on business. The following are Vitran’s principal operating subsidiaries (including their jurisdiction of incorporation), all wholly owned as at December 31, 2010: Vitran Express Canada Inc. (Ontario); Can-Am Logistics Inc. (Ontario); Vitran Logistics Ltd. (Ontario); Expéditeur T.W. Ltée (Canada); Vitran Corporation (Nevada); Vitran Express Inc. (Pennsylvania); Vitran Logistics Corp. (Delaware); Vitran Logistics Inc. (Indiana); and Las Vegas/L.A. Express, Inc. (California).

OPERATING SEGMENTS

Segment financial information is included in Note 12 to the Consolidated Financial Statements.

LTL Services

Vitran has grown organically and made strategic acquisitions to build a comprehensive LTL network throughout Canada and in the central, southwestern, and western United States. Vitran’s LTL business represented approximately 86.5% of its revenue for the year ended December 31, 2010.

On May 31, 2005, Vitran expanded into the southwestern United States by acquiring Chris Truck Line (“CTL”), a Kansas-based regional less-than-truckload carrier serving 11 states. With the acquisition of CTL, Vitran obtained an additional 19 service centers covering 11 states, including new territory in Colorado, Kansas, Oklahoma, and Texas. On January 3, 2006, Vitran, through its subsidiary Vitran Express West Inc., expanded into the western United States by acquiring the assets of Sierra West Express (“SWE”), a Nevada-based regional less-than-truckload carrier serving three states. With the acquisition of SWE, Vitran expanded its footprint to California, Nevada, and Arizona. On October 2, 2006, Vitran expanded into the eastern United States by acquiring PJAX Freight System (“PJAX”), a Pennsylvania-based regional less-than-truckload carrier serving 11 states. With the acquisition of PJAX, Vitran obtained 22 service centers including expanded and new state coverage in New Jersey, Pennsylvania, Delaware, Maryland, West Virginia and Virginia. During 2008 the U.S. LTL business unit launched a new integrated operating system and completed the physical and operational integrations of all its LTL companies. On December 31, 2009 these acquired companies were re-organized for tax purposes with Vitran’s existing LTL operation Vitran Express Inc. (Indiana) to form Vitran Express Inc. (Pennsylvania). On January 14, 2011 Vitran announced the proposed purchase of the assets of Milan Express’s LTL division. This acquisition, should it close on the targeted date of February 19, 2011, will add 19 service centers including expanded and new state coverage in Alabama, Georgia, Mississippi, North Carolina, South Carolina and Tennessee.

Within the United States, the Company operates primarily within the eastern, central, southwestern and western United States and delivers approximately 80.0% of its freight shipments within one or two days. In addition, the Company offers its services to the other regions in the United States (other than Alaska and Hawaii) through its strategic inter-regional relationships. The service is provided over-the-road, mostly by Company drivers, which allows more control in servicing these time-sensitive shipments. Vitran’s U.S. LTL business represented approximately 70.3% of total LTL revenues for the year ended December 31, 2010.

Within Canada, the Company provides next-day service within Ontario, Quebec and parts of western Canada, and generates most of its revenue from the movement of LTL freight within the three- to five-day east-west service lanes. The majority of its trans-Canada freight is shipped intermodally, whereby the Company’s containers are loaded onto rail cars and trans-loaded to Vitran facilities where Vitran’s network of owner operators pick up and deliver the freight to various destinations. An expedited service solution is also offered nationally using over-the-road driver teams to complete these deliveries in a shorter time frame. Vitran’s Canadian LTL business represented approximately 29.7% of total LTL revenues for the year ended December 31, 2010.

Vitran’s Transborder Service Solution (inter-regional) provides over-the-road service between its Canadian LTL and U.S. LTL business units. This is the Company’s highest margin and fastest growing service, achieving a four year compounded average growth rate of approximately 10% per annum at December 31, 2010.

Supply Chain Operation

Vitran’s SCO segment represented approximately 13.5% of its revenues for the year ended December 31, 2010. The SCO involves the management and transportation of goods and the provision of information about such goods as they pass through the supply chain from manufacturer to end user. The SCO’s role is to design a supply chain network for a customer, contract with the necessary suppliers (including Vitran’s LTL services), as well as implement the design and management of the logistical system. Vitran’s SCO offers a range of services in Canada and the United States including cross-docks, inventory management, flow-through distribution facilities, and dedicated distribution facilities that focus primarily on long-term customized supply chain solutions. In addition, SCO provides over-the-road or intermodal freight brokerage services with sales offices in Toronto, Montreal and Los Angeles so as to capitalize on international traffic flows in North America.

Over the past decade, Vitran has grown its SCO segment organically and on November 30, 2007 announced the strategic acquisition of Las Vegas/L.A. Express Inc. (“LVLA”), a retail supply-chain management specialist based in Ontario, California. LVLA operated six facilities, adding 470,000 square feet of logistics space. As at December 31, 2010 SCO had approximately 2.1 million square feet of warehouse and distribution space under management.

Truckload

On November 30, 2010 the Company sold the majority of the rolling stock of the former Truckload segment for proceeds of $3.0 million and retained the net working capital of $2.0 million. The Company recorded a gain of $2.2 million on the equipment sold and wrote off the remaining $4.8 million of goodwill attributable to this business. The operating results and divestiture of the segment have been recorded as a discontinued operation.

THE TRUCKING INDUSTRY

The trucking industry consists of two segments, specifically private fleets and “for-hire” carriers. The private carrier segment consists of fleets owned and operated by shippers who move their own goods. The “for-hire” segment is further divided into Truckload (“TL”) and LTL sub-segments, based on the typical shipment size handled by the carrier. TL refers to carriers transporting shipments greater than 10,000 pounds and LTL refers to carriers generally transporting shipments less than 10,000 pounds. Vitran is predominantly an LTL carrier.

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

MARKETING AND CUSTOMERS

Vitran derives its revenue from thousands of customers from a variety of geographic regions and industries in Canada and the United States. The Company has no customer that represents more than 5.0% of Vitran’s revenues. At December 31, 2010, the Company employed 132 sales associates. Sales associates dialogue with new and retained customers within the geographic market. New customers are obtained through referrals, cold calls and trade publications. The sales associates receive a base salary and, depending on the business unit, a variable compensation package that can be linked to revenue generation, business unit profitability and days sales outstanding.

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

EMPLOYEES

At December 31, 2010 Vitran employed approximately 4,895 full- and part-time employees and contracted with approximately 255 owner operators. The vast majority of our employees are not represented by unionized collective bargaining agreements. The advantage of employing predominantly non-union labour is more work rules flexibility with respect to work schedules, routes and other similar items. Work rule flexibility is important in our business segments to meet the service level requirements of our customers.

A total of 101 Vitran employees are represented by two labor unions, representing 2.0% of the Company’s labour force. The International Brotherhood of Teamsters and the Canadian Auto Workers Association represent dock workers in two of Vitran’s Canadian terminals. The Company has never had a work stoppage. The collective bargaining agreements between the Company and its unionized employees expire on February 28, 2011 and on March 31, 2015, respectively.

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

AVAILABLE INFORMATION

Vitran makes available free of charge on or through its website at www.vitran.com its Annual Report on Form 10-K (including the Company management’s discussion and analysis (“MD&A”) at December 31, 2010), Quarterly Reports on Form 10-Q, current reports on Form 8-K and other information releases, including all amendments to those reports, as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (“SEC”) and System for Electronic Document Analysis and Retrieval (“SEDAR”). The information can also be accessed through EDGAR at www.sec.gov or SEDAR at www.sedar.com.

ITEM 1. A—RISK FACTORS

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

If the world-wide financial crisis worsens, it could adversely impact demand for our services.

The global capital markets have been experiencing significant disruption and volatility over the past two years as evidenced by a lack of liquidity in the debt markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market and failure of certain major financial institutions. Continued market disruptions could cause broader economic downturns which may lead to lower demand for our services, increased incidence of customers’ inability to pay their accounts, or insolvency of our customers, any of which could adversely affect our results of operations, liquidity, cash flows and financial condition.

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

Tractor engines that comply with the Environmental Protection Agency (EPA) emission-control design requirements that took effect on January 1, 2007 are generally less fuel-efficient and have increased maintenance costs compared to engines in tractors manufactured before these requirements became effective. In addition, compliance with the more stringent EPA requirements that were made effective in 2010 could results in further declines in fuel efficiency and increases in maintenance costs. If we are unable to offset resulting increases in fuel expenses or maintenance costs with higher freight rates, our results of operations could be adversely affected.

We are a corporation based outside the United States.

We are a Canadian-based corporation with substantial operations in the United States. Changes in United States laws or the application thereof, including regulatory, homeland security or taxation, that primarily impact foreign corporations could have a material adverse effect on our prospects, business, financial condition and results of operations. Increased regulation could increase both the time and cost of transportation across the United States/ Canada border with the result that demand for cross-border transportation services may decline and our costs of providing these services may increase.

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

While we have historically been able to adjust our pricing to offset changes to the cost of fuel through changes to base rates and/or fuel surcharges, we cannot be certain that we will be able to do so in the future. In addition, we are subject to risks associated with the availability of fuel, which are subject to political, economic and market factors that are outside of our control. We would be adversely affected by an inability to obtain fuel in the future. Although historically we have been able to obtain fuel from various sources and in the desired quantities, there can be no assurance that this will continue to be the case in the future.

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

We have a history of positive labour relations that will continue to be important to future success. Two of our terminals in Canada, representing 2.0% of our labour force, are represented by the International Brotherhood of Teamsters and the Canadian Auto Workers Association. The collective bargaining agreements between us and our unionized employees expire on February 28, 2011, and on March 31, 2015, respectively. There can be no assurance that the collective bargaining agreements will be renegotiated on terms acceptable or favourable to us. There can be no assurance that other employees will not unionize in the future. From time to time there could be efforts to organize our employees at various other terminals, which could increase our operating costs and force us to alter our operating methods. This could, in turn, have a material adverse effect on our business, operations or financial condition.

Changes to our compensation and benefits could adversely affect our ability to attract and retain employees.

Like many other companies, we had implemented certain salary and wage cost initiatives in 2009. Such initiatives include the suspension of our 401(k) matching program and a 5 percent compensation reduction across all employees of the Company. The Company has committed to return a quarter of the 5% salary and wage reduction on the first day of each fiscal quarter in 2011. However, due to the salary and wage cost initiatives that we took in 2009, we may still find it difficult to attract, retain and motivate employees, and any such difficulty could materially adversely affect our business.

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

From time to time we face litigation regarding various alleged violations of state labor laws. These proceedings may be time-consuming, expensive and disruptive to normal business operations. The defense of such lawsuits could result in significant expense and the diversion of our management’s time and attention from operation of our business. Some or all of the amount we may be required to pay to defend or to satisfy a judgment or settlement of any or all these proceedings may not be covered by insurance and could have a material adverse effect on us.

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

In order to mitigate the exposure to interest rate risk in 2010 and for future periods, we entered into floating-to-fixed interest rate swap contracts with various expiry dates extending to December 31, 2011. Management continues to evaluate our need to fix interest rate exposure or unwind current interest rate swap contracts on an ongoing basis. Our inability to successfully mitigate our exposure to interest rate risk could result in us being exposed to increases to interest rates, which interest rate increases would increase our operating costs.

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

Volatility in the market price of the Common Shares may prevent an investor from being able to sell the Common Shares at, or above, the price paid for the Common Shares. The market price of the Common Shares could fluctuate significantly for various reasons which include:

•	our quarterly or annual earnings or those of other companies in our industry;

•	the public’s reaction to our press releases, our other public announcements and our regulatory filings;

•	changes in earnings estimates or recommendations by research analysts who follow our stock or the stock of other trucking companies;

•	changes in general conditions in the Canadian, US and global economy, financial markets or trucking industry, including those resulting from war, incidents of terrorism or responses to such events;

•	sales of Common Shares by our directors and executive officers; and

•	other factors described in these “Risk Factors”.

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

ITEM 1. B—UNRESOLVED STAFF COMMENTS

None

ITEM 2—PROPERTIES

Vitran’s corporate office is located at 185 The West Mall, Suite 701, Toronto, Ontario, Canada, M9C 5L5. The 3,900 square foot office is occupied under a lease terminating in September 2015.

Each of Vitran’s operating subsidiaries also maintains a head office as well as numerous operating facilities. Vitran has not experienced and does not anticipate difficulties in renewing existing leases on favorable terms or obtaining new facilities as and when required.

Vitran operates 113 facilities, 25 of which are located in Canada and 88 of which are located in the United States. The Company’s LTL segment operates 95 terminals with a total of 2,937 loading doors in the United States and with a total of 536 loading doors in Canada. The 10 largest operating terminals in Vitran’s LTL segment, in terms of the number of loading doors, are listed below.

Terminals	Doors	Owned/Leased
Toronto	134	Owned
Indianapolis	116	Leased
Toledo	101	Owned
Montreal	85	Owned
Vancouver	85	Owned
Chicago	81	Leased
Pittsburgh	80	Owned
Clinton	80	Owned
Memphis	80	Leased
Detroit	74	Owned

SCO operates 17 facilities, seven in Canada, and ten in the United States, for major retailers in their respective markets. SCO has approximately 2.1 million square feet of warehouse and distribution space under management at December 31, 2010.

As at December 31, 2010, the Company operated 9,001 pieces of owned or leased rolling stock. The Company primarily purchases or utilizes operating lease facilities for the acquisition of new rolling stock for its operations; however, the Company occasionally purchases pre-owned equipment that meets its specifications. As at December 31, 2010, the Company owned or leased the following equipment.

	Owned	Leased
Tractors	1,463	416
Trailers	4,680	1,478
Containers	513	—
Chassis	451	—

Total	7,107	1,894

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

ITEM 4—(REMOVED AND RESERVED)

PART II

ITEM 5—MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF SECURITIES

Description of Share Capital

At December 31, 2010, there was an unlimited number of shares authorized and 16,300,041 common shares issued and outstanding. The holders of the common shares are entitled to one vote for each common share on all matters voted on at any meetings of Vitran’s shareholders to any dividends that may be declared by the Company’s Board of Directors thereon, and in the event of the liquidation, dissolution or winding up of the Company, will be entitled to receive the remaining property.

Vitran’s common shares trade on the Toronto Stock Exchange (“TSX”) and the NASDAQ Global Select Market under the symbols VTN and VTNC, respectively. On February 9, 2011, there were approximately 45 registered holders of record of the Company’s common shares. Because many of such shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

Vitran did not pay any dividends on common shares in fiscal 2010 and 2009. The Board of Directors is responsible for determining the Company’s dividend policy and does not intend to declare dividends in the foreseeable future.

The following table sets forth the high and low bid prices of our common stock for the periods indicated, as reported by the TSX and the NASDAQ:

	TSX			NASDAQ
Quarter	High	Low	Volume	High	Low	Volume
	(in Canadian dollars)			(in United States dollars)
2010
Fourth Quarter	$13.46	$10.89	40,300	$13.45	$10.56	2,944,400
Third Quarter	$14.00	$8.75	95,600	$13.66	$8.25	4,582,800
Second Quarter	$15.51	$12.10	39,800	$15.39	$11.60	5,709,100
First Quarter	$12.12	$9.20	135,600	$12.29	$8.51	3,823,700
2009
Fourth Quarter	$12.33	$8.30	63,400	$12.16	$7.82	3,109,800
Third Quarter	$13.10	$9.72	126,500	$12.03	$8.85	2,416,900
Second Quarter	$11.82	$6.50	487,200	$10.41	$4.95	4,744,300
First Quarter	$8.29	$2.91	262,600	$7.30	$2.26	2,374,900

	TSX			NASDAQ
2010 Monthly	High	Low	Volume	High	Low	Volume
	(in Canadian dollars)			(in United States dollars)
December	$13.46	$11.55	22,800	$13.45	$11.25	1,707,000
November	$12.12	$11.21	8,700	$12.10	$10.94	472,600
October	$12.00	$10.89	8,800	$11.75	$10.56	764,800
September	$11.45	$9.60	38,400	$11.38	$9.07	1,174,000
August	$12.00	$8.75	28,200	$11.53	$8.25	2,247,100
July	$14.00	$12.00	29,000	$13.66	$10.94	1,161,700
June	$14.97	$12.58	4,300	$14.83	$11.60	880,600
May	$15.51	$13.88	17,300	$15.39	$12.93	2,054,700
April	$15.37	$12.10	18,200	$15.25	$12.02	2,773,800
March	$12.12	$9.80	16,400	$12.29	$9.35	1,782,700
February	$10.50	$9.35	13,500	$10.09	$8.51	1,177,700
January	$11.45	$9.20	105,700	$11.35	$8.60	863,300

Stock Option Plan

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	864,700	$13.10	8,400
Equity compensation plans not approved by security holders	—	—	—
Total (1)	864,700	$13.10	8,400

(1)	As at December 31, 2010.

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

ITEM 6—SELECTED FINANCIAL DATA

The following selected financial data is derived from and should be read in conjunction with the Consolidated Financial Statements and Notes under Item 8 of this Annual Report on Form 10-K. For a summary of quarterly financial data for fiscal 2010 and 2009, please see the Supplemental Schedule of Quarterly Financial Information included in the Consolidated Financial Statements. The selected financial data should also be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Selected Financial Data (Thousands of dollars, except per share amounts)

Year	2010	2009	2008	2007	2006
Statements of Income
Revenue	$672,556	$595,321	$691,963	$637,631	$481,261
Impairment of goodwill(1)	—	—	107,351	—	—
Income (loss) from continuing operations	6,847	(1,200)	(98,639)	21,321	26,306
Net income (loss) from continuing operations(2)	(38,049)	(4,607)	(72,196)	12,606	18,120

Net income (loss) from discontinued operations	(2,133)	635	971	1,104	1,138

Cumulative effect of change in accounting principle	—	—	—	—	141

Net income (loss)	$(40,182)	$(3,972)	$(71,225)	$13,710	$19,399

Earnings (loss) per share basic:
Net income (loss) from continuing operations	$(2.34)	$(0.32)	$(5.35)	$0.94	$1.41
Net income (loss)	$(2.47)	$(0.28)	$(5.28)	$1.02	$1.50
Weighted average number of shares	16,277,522	14,293,747	13,485,132	13,458,786	12,887,401
Earnings (loss) per share diluted:
Net income (loss) from continuing operations	$(2.34)	$(0.32)	$(5.35)	$0.92	$1.38
Net income (loss)	$(2.47)	$(0.28)	$(5.28)	$1.00	$1.48
Weighted average number of shares	16,277,522	14,293,747	13,485,132	13,651,799	13,124,865
Balance Sheets
Assets:
Property and equipment, net	$138,847	143,606	149,481	164,958	140,660
Intangible assets	8,268	10,766	13,279	13,645	15,888
Goodwill	14,453	14,113	12,292	119,610	112,381
Other assets	83,766	125,853	118,540	99,286	93,159

Total assets	$245,334	$294,338	$293,592	$397,499	$362,088

Liabilities and Stockholders’ Equity:
Other liabilities	$96,649	$85,595	$88,872	$97,324	$95,652
Long-term debt	49,838	72,956	93,477	109,831	93,139
Total stockholders’ equity	$98,847	$135,787	$111,243	$190,344	$173,297
Total commitments under operating leases
	$72,916	$82,405	$56,673	$58,639	$38,827

Selected Financial Data (continued) (Thousands of dollars, except per share amounts)

Year	2010	2009	2008	2007	2006
Operating Ratios (3)
Total company	99.0%	100.2%	98.7%	96.7%	94.5%
Less-than-truckload	99.2%	100.5%	98.5%	96.0%	93.7%
SCO	92.4%	92.8%	94.6%	93.8%	93.3%

Notes:

(1)	Vitran recorded a pre-tax non-cash goodwill impairment charge of $107.4 million at December 31, 2008. The assessment of the Company’s goodwill for impairment is discussed further in Item 7 under “Critical Accounting Policies and Estimates” and in note 1(k) of the consolidated financial statements.
(2)	Vitran recorded a non-cash tax expense of $38.9 million to establish a valuation allowance for deferred tax assets related to net operating losses and tax deductible goodwill in the United States.
(3)	Operating ratio (“OR”) is a non-GAAP financial measure which does not have any standardized meaning prescribed by GAAP. OR is the sum of total operating expenses minus goodwill impairment charge, divided by revenue. OR excludes the impact of the goodwill impairment charge. OR allows management to measure the Company and its various segments’ operating efficiency. OR is a widely recognized measure in the transportation industry which provides a comparable benchmark for evaluating the Company’s performance compared to its competitors. Investors should also note that the Company’s presentation of OR may not be comparable to similarly titled measures by other companies. OR is calculated as follows:

	Year ended December 31,
	2010	2009	2008	2007	2006
Total operating expenses	$665,709	$596,521	$790,602	$616,310	$454,955
Goodwill impairment charge	—	—	(107,351)	—	—

Adjusted operating expense	665,709	596,521	683,251	$616,310	$454,955

Revenue	$672,556	$595,321	$691,963	$637,631	$481,261

Operating ratio (“OR”)	99.0%	100.2%	98.7%	96.7%	94.5%

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

These forward-looking statements contain forward-looking statements regarding, but not limited to, the following:

•	the Company’s intention to return one quarter of each employee’s 5% salary and wage reduction in each fiscal quarter of 2011;

•	the Company’s intention to replace purchased linehaul expense with Company drivers and Company-owned rolling stock;

•	the Company’s ability to continue to realized maintenance expense savings from recently acquired rolling stock and anticipated acquisitions of new rolling stock;

•	the Company’s ability to realize revenue growth and market share gains while improving service and density at reasonable prices in its less-than-truckload segment;

•	the Company’s expectation that pricing initiatives will outpace its market share gains in 2011;

•	the Company’s ability to maintain compliance with its debt covenants;

•	the Company’s expectation to increase square footage under management in its supply chain operation segment;

•	the Company’s expectation to maximize existing infrastructure in its supply chain operation segment;

•	the Company’s expectation to introduce supply chain operation clients to the services of the less-than-truckload segment;

•	the Company’s expectation to return its days sale outstanding measure to historical levels;

•	the Company’s intention to purchase a specified level of capital assets and to finance such acquisitions with cash flow from operations and, if necessary, from the Company’s unused credit facilities;

•	the Company’s ability to generate sufficient taxable income to utilize loss carryforwards;

•	the Company’s expectation that the Milan Express LTL division asset purchase transaction announced on Janaury 14, 2011 will close;

•	the Company’s expectation of additional revenue and accretive density associated with the potential acquisition of the Milan Express LTL division ;and

•	the Company’s ability to benefit from continued improvements in the economic environment and its ability to adjust its strategy and tactics for the benefit of the Company, shareholders and employees.

Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause Vitran’s actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that may cause such differences include but are not limited to technological change, increase in fuel costs, regulatory change, the general health of the economy, changes in labor relations, geographic expansion, capital requirements, availability of financing, claims and insurance costs, environmental hazards, availability of qualified drivers and competitive factors. More detailed information about these and other factors is included in the MD&A and in Item 1A – Risk Factors. Many of these factors are beyond the Company’s control; therefore, future events may vary substantially from what the Company currently foresees. You should not place undue reliance on such forward-looking statements. Vitran Corporation Inc. does not assume the obligation to revise or update these forward-looking statements after the date of this document or to revise them to reflect the occurrence of future unanticipated events, except as may be required under applicable securities laws.

Unless otherwise indicated, all dollar references herein are in U.S. dollars. The Company’s Annual Report on Form 10-K, as well as all the Company’s other required filings, may be obtained from the Company at www.vitran.com or from www.sedar.com or from www.sec.gov.

OVERVIEW

Vitran Corporation Inc. (“Vitran” or the “Company”) is a leading, predominantly non-union, provider of freight surface transportation and related supply chain services throughout Canada and in 29 states in the eastern, central, southwestern and western United States. Its business consists of two operating segments: (1) Less-than-truckload services (“LTL”) and (2) Supply Chain Operation (“SCO”). These services are provided by stand-alone business units within their respective regions. Depending on a customer’s needs, the units can operate independently or in a complementary manner. As is more fully described in Item 1 “Business”, the LTL segment transports shipments in less-than-full trailer load quantities through freight service center networks; the SCO segment provides supply chain solutions and freight brokerage services.

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

The long-term mission of the Company is to build a North American transportation infrastructure in both Canada and the United States offering regional, inter-regional, national, and transborder LTL services. In conjunction with the LTL services, Vitran will also focus on SCO offerings that are not only profitable as stand-alone business opportunities, but also increase the utilization of LTL freight service assets where appropriate.

On November 30, 2010 Vitran divested of substantially all of the rolling stock of its Truckload business. The Truckload business delivered full trailer loads point to point on a predominantly short-haul basis. This operation was not connected to the LTL or SCO segments and was not considered strategic to the continuing operations of Vitran.

On January 14, 2011 Vitran announced the proposed purchase of the assets of Milan Express’s LTL division. This acquisition, should it close on the targeted date of February 19, 2011, will add 19 service centers including expanded and new state coverage of Alabama, Georgia, Mississippi, North Carolina, South Carolina and Tennessee.

EXECUTIVE SUMMARY

The 2010 fiscal year marked a financial rebound for Vitran as the Company operated through the most challenging period in the history of the transportation industry since the great depression in 2009. Although improvements were achieved in 2010, it was still a demanding year, economic reservations throughout the world resulted in weak improvements in freight demand, particularly in the United States. However, Vitran had a number of important accomplishments:

•	returned profitability to the Company’s income from continuing operations;

•	set record quarterly and annual income from operations in the SCO segment;

•	the LTL segment generated income from operations by:

1.	sequential quarter-over-quarter increases in yield within the U.S. LTL business unit for 2010,

2.	quarter-over-prior-year-quarter growth in daily shipments every quarter in 2010 within the U.S. LTL business unit,

3.	increased the U.S. LTL business units length of haul 4.6% in 2010 compared to 2009,

4.	the CDN LTL business unit retained its market share and maintained positive income from operations;

•	divested of the non-core Truckload segment;

•	reduced consolidated debt and leverage ratio, to 5 year lows achieving a 200bps reduction in syndicated interest rate margins.

These achievements were the result of tireless effort and support from the management, office staff and most importantly, the front line drivers and dock workers at Vitran.

RESULTS OF OPERATIONS

2010 COMPARED TO 2009

CONSOLIDATED RESULTS

The following table summarizes the Consolidated Statements of Income (Loss) for the three years ended December 31:

(in thousands of dollars)	2010	2009	2008	2010 vs 2009	2009 vs 2008
Revenue	$672,556	$595,321	$691,963	13.0%	(14.0%)
Salaries, wages and employee benefits	263,331	256,203	280,786	2.8%	(8.8%)
Purchased transportation	112,318	89,042	98,529	26.1%	(9.6%)
Depreciation and amortization	18,410	18,966	20,018	(2.9%)	(5.3%)
Maintenance	28,831	27,079	30,259	6.5%	(10.5%)
Rents and leases	28,769	27,233	27,880	5.6%	(2.3%)
Purchased labor and owner operators	66,532	55,218	60,422	20.5%	(8.6%)
Fuel and fuel related expenses	89,210	67,372	112,546	32.4%	(40.1%)
Other operating expenses	58,459	55,694	53,126	5.0%	4.8%
Impairment of goodwill	—	—	107,351	—	—
Other income	(151)	(286)	(315)	(47.2%)	(9.2%)

Income (loss) from continuing operations	6,847	(1,200)	(98,639)	671.1%	98.8%
Interest expense, net	7,327	9,496	9,223	3.0%	3.0%

Net income (loss) from continuing operations	(38,049)	(4,607)	(72,196)	(725.9%)	93.6%

Net income (loss) from discontinued operations	(2,133)	635	971	(435.9%)	(34.6%)

Net income (loss)	$(40,182)	$(3,972)	$(71,225)	(911.6%)	94.4%

	2010	2009	2008	2010 vs 2009	2009 vs 2008
Earnings (loss) per share:
Basic – continuing operations	$(2.34)	$(0.32)	$(5.35)	(631.3%)	94.0%
Basic – net income (loss)	$(2.47)	$(0.28)	$(5.28)	(782.1%)	94.7%
Diluted – continuing operations	$(2.34)	$(0.32)	$(5.35)	(631.3%)	94.0%
Diluted – continuing operations	$(2.47)	$(0.28)	$(5.28)	(782.1%)	94.7%
Operating ratio(1)	99.0%	100.2%	98.7%

Revenue increased by 13.0% to $672.6 million in 2010 from $595.3 million in 2009. Revenue in the LTL and SCO segments increased 12.0% and 19.5% respectively. Revenue for the 2010 year was impacted by a stronger Canadian dollar and an increase in fuel surcharge revenue accounting for approximately $35.4 million of the consolidated revenue improvement. Excluding the impact of fuel surcharge revenue and a stronger Canadian dollar, 2010 revenue compared to 2009 improved 7.0%. Detailed explanations for the fluctuations in revenue and income from operations are discussed below and in “Segmented Results”.

Salaries, wages and employee benefits increased 2.8% to $263.3 million for 2010 compared $256.2 million in 2009. This increase can be attributed to an increase in average employee headcount to 4,907 employees in 2010 compared to 4,797 employees for 2009. Headcount increased 2.2% in the LTL segment and 2.6% in the SCO segment. Commencing January 1, 2011, Vitran committed to return a quarter of the 5% wage reduction received from its employees in 2009 at the start of each quarter in 2011. Therefore, salaries, wages and employee benefits are expected to increase in 2011.

Purchased transportation increased 26.1% in 2010 compared to 2009 due to an increase in LTL segment activity as indicated by the 5.8% increase in shipments and the 4.6% increase in length of haul within the U.S. LTL business unit. Although, purchased transportation is higher than management desires, the increase was partially offset by a reduction in driver wages as a percentage of revenue. Should the U.S. LTL business unit continue to experience significant shipment growth above the 2010 levels, purchased transportation expense will continue to grow. It is management’s intention to replace purchased transportation with company drivers and equipment as lane density, revenue per hundredweight and financial results appear sustainable and warrant the commitment to company drivers and the investment in equipment. Lastly, increased shipment levels in the Canadian LTL business unit and rate increases from the railway resulted in an increase in this business unit’s purchased transportation costs in 2010.

Depreciation and amortization expense declined 2.9% for 2010 compared to 2009, and is primarily attributable to the sale of rolling stock and buildings during the year. The Company sold facilities in Cleveland, Ohio, Grand Rapids, Michigan and Mattoon, Illinois. These rolling stock and facility sales resulted in gains on dispositions of approximately $0.2 million in the 2010. The Company expects to purchase more rolling stock in 2011 and therefore expects depreciation expense to increase in coming years.

Maintenance expense increased 6.5% to $28.8 million for 2010 compared to $27.1 million for 2009. However, as a percentage of revenue, maintenance expense declined to 4.3% for 2010 compared to 4.5% for 2009. The decline in maintenance expense as a percentage of revenue can be attributed to the 650 new units of rolling stock added in the fourth quarter of 2009 and 406 pieces of new rolling stock added in 2010. Furthermore, as the Company replaces older equipment in 2011, it expects maintenance expense as a percentage of revenue to decline.

Rents and leases expense increased 5.6% for 2010 compared to 2009. The increase is a result of the aforementioned 650 new units of rolling stock added in the fourth quarter of 2009 and 406 pieces of new rolling stock added in 2010, all financed by operating lease commitments.

Purchased labor and owner operator expenses increased 20.5% for 2010 compared to 2009, primarily driven by the increase in owner operator expenses in the Canadian LTL business unit and the increases in purchased labour within the SCO segment consistent with their increase in activity levels.

Fuel and fuel-related expenses increased 32.4% for 2010 compared to 2009. The average price of diesel increased approximately 22.6% in 2010 compared 2009. Furthermore, the LTL segment’s consumption increased due to the increase in activity as indicated by the 5.8% improvements in shipments and the 4.6% growth in the length of haul in the U.S. LTL business unit.

The Company incurred interest expense of $7.3 million in 2010 compared to interest expense of $9.5 million in 2009. The Company’s interest rate spread on its syndicated revolving and term debt was on average 60 bps less than 2009. In addition the Company reduced total balance sheet debt to $73.3 million at December 31, 2010 compared to $90.2 million at December 31, 2009. Lastly, with the reduction in its aggregate debt outstanding and improved earnings in 2010, the Company earned an additional 50bps reduction on its syndicated interest rate margins commencing in the first quarter of 2011.

In accordance with Financial Accounting Standard Board (“FASB”) Accounting Standard Codification (“FASB ASC”) 740-10, included in the 2010 tax expense is the recognition of a $39.6 million valuation allowance for all U.S. deferred tax assets. The majority of the deferred tax assets were for timing differences related to tax deductible goodwill and net loss carryforwards. The net operating loss carryforwards will begin to expire in 2027 and will continue to be available to offset future years taxable income. Management believes the Company will generate sufficient taxable income to use these losses in the future, but not to the level of certainty required by FASB ASC 740-10.

On November 30, 2010 the Company sold the majority of the rolling stock of the former Truckload segment for proceeds of $3.0 million and retained the net working capital of $2.0 million. The Company recorded a gain of $2.2 million on the equipment sold and wrote off the remaining $4.8 million of goodwill attributable to this business. The operating results and divestiture of the segment have been recorded as a discontinued operation.

Net loss from continuing operations, including the aforementioned valuation allowance, was $38.0 million for 2010 compared to a net loss from continuing operations of $4.6 million in 2009. This resulted in basic and diluted loss per share from continuing operations of $2.34 for the current year compared to loss per basic and diluted share from continuing operations of $0.32 in 2009. Loss from discontinued operations was $2.1 million compared to income from discontinued operations of $0.6 million in 2009. Therefore the Company posted a net loss of $40.2 million for 2010 compared to a net loss of $4.0 million in 2009. This resulted in basic and diluted loss per share of $2.47 for the current year compared to a loss per basic and diluted share of $0.28 in 2009.

FASB ASC Update No. 2010-06, Improving Disclosure about Fair Value Measurements, requires enhanced disclosures about recurring and non-recurring fair value measurements including significant transfers in and out of Level 1 and Level 2 fair value measurements and information on purchases, sales, issuances and settlements on a gross basis of Level 3 fair value measurements. FASB ASC update No. 2010-06 was adopted January 1, 2010, except for the requirement to separately disclose purchases, sales, issuances and settlements of recurring Level 3 fair value measurements which is effective January 1, 2011.

SEGMENTED RESULTS

LTL (Less-than-truckload)

The table below provides summary information for the LTL segment for the three years ended December 31:

(in thousands of dollars)	2010	2009	2008	2010 vs 2009	2009 vs 2008
Revenue	$581,594	$519,215	$610,933	12.0%	(15.0%)
Income (loss) from operations(7)	$4,570	$(2,648)	$8,980	272.6%	(129.5%)
Impairment of goodwill	$—	$—	$107,351	—	—
Operating ratio	99.2%	100.5%	98.5%
Number of shipments(2)	3,946,952	3,705,152	3,930,049	6.5%	(5.7%)
Weight (000s of lbs)(3)	5,867,822	5,492,869	5,979,270	6.8%	(8.1%)
Revenue per shipment(4)	$147.35	$140.13	$155.45	5.2%	(9.9%)
Revenue per hundredweight(5)	$9.91	$9.45	$10.22	4.9%	(7.5%)

Revenue in the LTL segment increased by 12.0% to $581.6 million in 2010 compared to $519.2 million in 2009. The increase in revenue was influenced by fuel surcharge which represented 12.5% of revenue in 2010 compared to 10.2% in 2009. Therefore, revenue net of fuel surcharge for 2010 increased 9.1% compared to 2009. Revenue was impacted by a slight improvement in the North American economic environment and more importantly improved pricing in the LTL segment as indicated by the increase in shipments of 6.5% and increase in revenue per hundred weight of 4.9%.

Shipments per day in the U.S. LTL business unit increased 5.8% for 2010 compared to 2009. This can be attributed to integrated operating footprint in the United States allowing the business to expand its service offering across longer lanes and achieve market share growth. This was confirmed by a 4.6% increase in length of haul for 2010. In addition from February 2010, when the business unit commenced its pricing initiative, to December 31, 2010 revenue per hundredweight excluding fuel surcharge improved 7.7%.

The LTL segment made additional enhancements early in April of 2009, re-engineering its linehaul and pick-up and delivery operations to reduce claims expense, dock handling costs and linehaul expenses, as well as a 5% reduction in wages and salaries for all employees. These changes along with the 2010 consolidation of the U.S. LTL purchasing department resulted in income from operations for 2010 and an operating ratio of 99.2% for the year compared to 100.5% for 2009. Management believes that with the new integrated U.S. LTL operating model, the current sales and pricing momentum and additional operating initiatives, the segment is well positioned to contribute income from operations over the long term.

Supply Chain Operation

The table below provides summary information for the SCO segment for the three years ended December 31:

(in thousands of dollars)	2010	2009	2008	2010 vs 2009	2009 vs 2008
Revenue	$90,962	$76,106	$81,030	19.5%	(6.1%)
Income from operations	$6,899	$5,480	$4,373	25.9%	25.3%
Operating ratio	92.4%	92.8%	94.6%

Revenue for the SCO segment increased by 19.5% to $91.0 million compared to $76.1 million in 2009. The SCO segment posted record income from operations of $6.9 million, a 25.9% increase over 2009. The increase in income from operations for 2010 can be attributed to a full year of activity from the 275,000 square feet of distribution space added in Ontario, California and San Antonio, Texas in 2009. In addition the SCO segment also added a combined 75,000 square feet of distribution space in Salt Lake City, Utah and Albuquerque, New Mexico in the third quarter of 2010. As at December 31, 2010, the SCO segment had approximately 2.1 million square feet under management compared to 2.0 million square feet under management at December 31, 2009 that contributed to the record results. It is the Company’s expectation to increase the square footage under management in 2011 and maximize existing capacity to increase revenue and income from operations.

RESULTS OF OPERATIONS

2009 COMPARED TO 2008

CONSOLIDATED RESULTS

Revenue decreased by 14.0% to $595.3 million in 2009 from $692.0 million in 2008. Revenue in the LTL and SCO segments decreased 15.0%, and 6.1% respectively. Revenue for the 2009 year was impacted by a weaker Canadian dollar and a decline in fuel surcharge revenue accounted for approximately $65.1 million of the consolidated revenue decline. Excluding the impact of fuel surcharge revenue and a weaker Canadian dollar, 2009 revenue compared to 2008 only declined 4.6%. Detailed explanations for the fluctuations in revenue and income from operations are discussed below in and in “Segmented Results”.

Salaries, wages and employee benefits declined 8.8% to $256.2 million for 2009 compared $280.8 million in 2008. This decline can be attributed to a decline in average employee headcount of 4,797 employees in 2009 compared to 5,034 employees for 2008. The majority of the headcount reductions took place in the fourth quarter of 2008 and there was a company-wide 5% wage and salary reduction in the second quarter of 2009.

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

Maintenance expense declined 10.5% to $27.1 million for 2009 compared to $30.3 million for 2008. The decline in maintenance expense can be attributed to the aforementioned reductions in rolling stock as well as the closure of 13 operating facilities due to the completion of the U.S. LTL operations integration in the fourth quarter of 2008. In April of 2009, the U.S. LTL business unit re-engineered its linehaul model and closed another 11 in-market facilities contributing to further maintenance cost reductions. Lastly, during the third quarter of 2009, the U.S. LTL business unit amalgamated maintenance departments and initiated a consolidated purchasing program that resulted in a decrease in maintenance expense in the fourth quarter and should contribute to additional savings in future periods.

Rents and leases expense declined 2.3% for the 2009 compared to 2008, but increased 14.3% in the fourth quarter of the year. During the fourth quarter of 2009, the Company placed 650 pieces of new rolling stock on operating lease partially offsetting rents and leases cost reductions attributable to the decline in leased facilities in the U.S. LTL business unit. Also operating leases associated with approximately 750 units of rolling stock expired at the end of the 2009 second quarter.

Purchased labor and owner operator expenses declined 8.6% for 2009 compared to 2008, primarily driven by a reduction in owner operator expenses in the Canadian LTL business unit. Shipments and tonnage declined 5.7% and 8.1%, respectively compared to 2008, thereby resulting in less owner operator expense.

Fuel and fuel-related expenses declined 40.1% for 2009 compared to 2008. The average price of diesel declined approximately 35.4% in 2009 compared 2008.

At December 31, 2008 the Company assessed its goodwill for impairment. At that moment in time, the Company’s market capitalization was significantly lower than the carrying value of its net assets thereby indicating impairment of goodwill. Consequently, Vitran recorded a pre-tax non-cash impairment charge of $107.4 million at December 31, 2008. There was no goodwill impairment charges recorded in 2009.

The Company incurred net interest expense of $9.5 million in 2009 compared to net interest expense of $9.2 million in 2008. The Company’s interest rate spread on its syndicated revolving and term debt was on average 300 bps greater than 2008; however, the underlying decline in average LIBOR on the syndicated debt partially offset the increase in the interest rate spread resulting in a $0.3 million increase in interest expense for 2009 compared to 2008. More importantly, the Company reduced its aggregate debt and improved its earnings in the fourth quarter of 2009 compared to the fourth quarter of 2008 resulting in a 50bps reduction on its syndicated interest rate spreads commencing in the first quarter of 2010.

Income tax recovery for 2009 was $6.1 million compared to $35.7 million in 2008. The 2008 tax recovery includes the tax impact of the aforementioned goodwill impairment charge. The 2009 tax recovery can be attributed to a loss before tax. On a consolidated basis, the Company generated taxable losses in the United States, which in 2009 were recognized as deferred tax assets. These taxable losses are the result of tax depreciation and amortization on property and equipment and goodwill in excess of GAAP depreciation and amortization attributable to the Company’s acquired businesses over the last four years. Should the Company’s earnings before income tax increase in subsequent quarters, the effective tax rate should also increase.

Net loss was $4.0 million for 2009 compared to a net loss of $71.2 million in 2008. This resulted in basic and diluted loss per share of $0.28 for 2009 compared to loss per basic and diluted share of $5.28 in 2008. Excluding the goodwill impairment charge and one-time write-off of previously deferred financing costs, adjusted net income would have been $5.3 million or basic and diluted income per share of $0.39 for the 2008 year(6).

SEGMENTED RESULTS

LTL (Less-than-truckload)

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

Notes:

(1)	Refer to note 3 in Item 6 – Selected Financial Data
(2)	A shipment is a single movement of goods from a point of origin to its final destination as described on a bill of lading document.
(3)	Weight represents the total pounds shipped by each LTL business unit.
(4)	Revenue per shipment represents revenue divided by the number of shipments.
(5)	Revenue per hundredweight is the price obtained for transporting 100 pounds of LTL freight from point to point, calculated by dividing the revenue for an LTL shipment by the hundredweight (weight in pounds divided by 100) for a shipment.
(6)	Adjusted net income is a non-GAAP measure that allows the Company to evaluate its performance by removing non-recurring charges to net income. The reconciliation to net income and earnings per share excluding the goodwill impairment charge and write-off of previously deferred financing costs is as follows:

Year ended December 31, 2008
Net income (loss)	$(71,225)
Goodwill impairment, net of tax	75,844

Adjusted net income (loss) before goodwill impairment	4,619

Financing costs written off, net of tax	630

Adjusted net income	$5,249

Weighted average shares outstanding:

Basic	13,485,532
Diluted	13,626,269
Adjusted earnings (loss) per share before goodwill impairment:
Basic	$0.34
Diluted	$0.34
Adjusted earnings per share:
Basic	$0.39
Diluted	$0.39

(7)	Adjusted income from operations for the LTL segment is a non-GAAP measure that allows the Company to evaluate its performance by removing non-recurring charges that would affect income from operations. The reconciliation to LTL segment income from operations excluding the goodwill impairment charge is as follows:

Year ended December 31, 2008
Income from operations	$(98,371)
Goodwill impairment	107,351

Adjusted income from operations	$8,980

LIQUIDITY AND CAPITAL RESOURCES

Cash flow from continuing operations increased to $18.1 million in 2010 compared to $6.7 million in 2009. The increase is attributable to an increase in profitability, as described in the Consolidated and Segmented Results section of the MD&A, the add back for loss on discontinued operations and an improvement in the change in non-cash working capital. The improvement in non-cash working capital was the result of a reduction in prepaids and inventory at December 31, 2010. Accounts receivable, the critical influencer for working capital changes at a transportation company, increased at December 31, 2010 compared to December 31, 2009 due to an approximate 10% increase in the fourth quarter revenue compared to the same period in 2009. Although revenue increased, the Company’s average days sales outstanding (“DSO”) fell to 42.3 days compared to 43.2 days at December 31, 2009. However the average DSO remains above our historical average of approximately 40 days.

Management believes the current average DSO of approximately 42.3 days to be a temporary anomaly associated with the lackluster economy. It is management’s objective to return DSO to its historical levels of approximately 40 days over the next twelve months if the economic environment returns to normal. We do not believe there will be a material impact to the financial position or liquidity of the Company.

Within the syndicated credit facilities at December 31, 2010, interest-bearing debt was $64.0 million consisting of $16.0 million of term debt and $48.0 million drawn under the revolving credit facility. In addition, the Company had $3.5 million of additional term debt and $5.8 million of capital leases for a total of $73.3 million of interest-bearing debt outstanding at December 31, 2010. At December 31, 2009, interest-bearing debt was $90.2 million consisting of $30.5 million of term debt, capital leases of $10.2 million and $49.5 million drawn under the revolving credit facility.

During the year, the Company repaid $14.5 million of term debt, $1.6 million of revolving debt facilities and $4.4 million of capital leases and borrowed $3.5 million on a term credit facility for the acquisition of its Indianapolis, Indiana cross dock facility. Due to the reduction in debt and improvement in earnings throughout 2010, the Company reduced its leverage ratio and syndicated interest rate margins 200 bps. Lastly, as a result of the 2010 fourth quarter achievements, the Company has earned an additional 50bps reduction on its syndicated interest rate margins commencing in the first quarter of 2011. At December 31, 2010, the Company had $29.8 million of availability in its revolving credit facilities, net of outstanding letters of credit. The Company was in compliance with its debt covenants at December 31, 2010.

The Company generated $1.8 million in proceeds and a gain on sale of $0.2 million on the divestiture of surplus facilities in Cleveland Ohio, Mattoon Illinois and Grand Rapids Michigan, as well as miscellaneous equipment throughout the year. Capital expenditures amounted to $9.3 million for 2010 and were primarily funded out of proceeds from the sale of rolling stock and facilities and the revolving credit facility. The capital expenditures in 2010 were for a facility in Grand Rapids Michigan, rolling stock, and information technology expenditures. The majority of capital expenditures in 2009 were for the purchase of land in Winnipeg, and rolling stock.

The table below sets forth the Company’s capital expenditures for the years ended December 31, 2010, 2009 and 2008.

(in thousands of dollars)	Year ended December 31,
	2010	2009	2008
Real estate and buildings	$4,954	$735	$8,857
Tractors	722	604	1,545
Trailing fleet	1,150	2,611	1,374
Information technology	562	351	583
Leasehold improvements	398	229	185
Other equipment	1,501	477	809

Total	$9,287	$5,007	$13,353

Management estimates that cash capital expenditures for the 2011 fiscal year will be between $15.0 million and $20.0 million. The Company may potentially enter into operating leases to fund the acquisition of specific equipment should the business levels exceed the current equipment capacity of the Company. The Company expects to finance its capital requirements with cash flow from operations, new capital or operating leases and, if required, its $29.8 million of unused credit facilities.

The Company has contractual obligations that include long-term debt consisting of term debt facilities, revolving credit facilities, capital leases for operating equipment and off-balance sheet operating leases primarily consisting of tractor, trailing fleet and real estate leases. Operating leases form an integral part of the Company’s financial structure and operating methodology as they provide an alternative cost effective and flexible form of financing. The following table summarizes our significant contractual obligations and commercial commitments as of December 31, 2010:

(in thousands of dollars)	Payments due by period
	Total	2011	2012 & 2013	2014 & 2015		Thereafter
Contractual Obligations
Term credit facilities	$19,500	$16,000	$3,500	$	Nil	$	Nil
Revolving credit facilities	47,977	Nil	47,977		Nil		Nil
Capital lease obligations	5,812	3,545	2,267		Nil		Nil
Estimated interest payments(1)	3,124	2,308	816		Nil		Nil

Sub-total	$76,413	$21,853	$54,560	$	Nil	$	Nil
Off-balance sheet commitments
Operating leases	72,916	23,129	32,799		14,952		2,036

Total contractual obligations	$149,329	$44,982	$87,359		$14,952		$2,036

(1)	The Company has estimated its interest obligation on its fixed and variable rate obligations. For fixed rate debt where variable-to-fixed interest rate swaps are in place, the fixed interest rate was used to determine the interest obligation until the interest rate swaps mature. For other fixed rate debt, the fixed rate was used to determine the interest rate obligation. For variable rate debt, the variable rate in place at December 31, 2010 was used to determine the total interest obligation.

In addition to the above-noted contractual obligations, as at December 31, 2010, the Company utilized the revolving credit facility for standby letters of credit of $20.9 million. The letters of credit are used as collateral for self-insured retention of insurance claims. Export Development Canada (“EDC”), a Crown corporation wholly owned by the government of Canada, provides guarantees up to $12.2 million on LOC’s to the Company’s syndicated lenders. In so doing the Company’s definition of funded debt in the associated credit agreement was amended to exclude LOC’s guaranteed by the EDC.

A significant decrease in demand for our services could limit the Company’s ability to generate cash flow and affect its profitability. The Company’s credit agreement contains certain financial maintenance tests that require the Company to achieve stated levels of financial performance, which, if not achieved, could cause an acceleration of the payment schedules. Should the current macro-economic environment further destabilize, the Company may fail to comply with the aforementioned debt covenants within the next twelve months. In this event, the Company may seek to amend the debt covenants in its existing syndicated credit agreement. Management does not anticipate a significant decline in business levels or financial performance and expects that existing working capital, together with available revolving facilities, will be sufficient to fund operating and capital requirements in 2011 as well as service the contractual obligations.

OUTLOOK

The 2010 fiscal year was another challenging year as the Company and the economy in the United States began to creep out of the devastating freight recession of 2008 and 2009. Vitran financially rebounded posting net income from continuing operations, significantly reduced debt and improved operating metrics in its segments. The U.S. LTL business unit significantly improved yield throughout 2010, while gaining market share in an industry that still has overcapacity lingering.

The LTL segment plans to continue to pursue revenue and cost strategies aimed at improving service, building density at reasonable prices, reducing maintenance costs and improving productivity while not forsaking the safety culture of the Company. Management’s expectation is that the LTL segment’s pricing initiatives will outpace its market share gains in 2011.

The SCO segment plans to continue to pursue new business opportunities that will maximize its existing infrastructure or expand the square footage under management. Furthermore, the SCO segment plans to continue to introduce its existing and potential client base to the services of the LTL segment to further align the Company’s customers with the Company’s product offerings.

Should the Company close the proposed purchase of the assets of Milan Express’s LTL division, management believes that the associated freight density would be immediately accretive to earnings, and that the new southern states of Alabama, Georgia, Mississippi, North Carolina and South Carolina would provide new cross selling opportunities to increase revenue.

Management believes that more so than ever, the Company, on a consolidated basis, is positioned to benefit from continued improvement in the economic environment should it materialize; however, should the economy worsen, it will be necessary for management to continually adjust its strategies and tactics to minimize the impact on the Company, its employees and its shareholders.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Revenue Recognition

The Company’s LTL and Freight Brokerage operations recognize revenue upon the delivery of the related freight and direct shipment costs as incurred. For the LTL segment transportation services not completed at the end of a reporting period, revenue is recognized based on relative transit time in each period with expenses recognized as incurred. Revenue for the SCO segment is recognized as the management services are provided. Critical revenue-related policies and estimates for the Company’s LTL business unit relate to revenue adjustments and allowance for doubtful accounts. Critical revenue-related policies and estimates for the Company’s SCO segment include allowance for doubtful accounts. At December 31, 2010, the allowance for doubtful accounts was $2.7 million or approximately 3.7% of total trade receivables. The Company believes that its revenue recognition policies are appropriate and that its revenue-related estimates and judgments provide a reasonable approximation of actual revenue earned.

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

Goodwill and Intangible Assets

The Company performs its goodwill impairment test annually and more frequently if events or changes in circumstances indicate that an impairment loss may have occurred. Impairment is tested at the reporting unit level by comparing the reporting unit’s carrying amount to its implied fair value. The methodology used to measure fair value is a discounted cash flow method which is an income approach, and a market approach which estimates fair value using market multiples of appropriate financial measures compared to a set of comparable public companies in the transportation and logistics industry. The fair value methods require certain assumptions for growth in earnings before interest, taxes and depreciation, future tax rates, capital re-investment, fair value of the assets and liabilities, and discount rate. Actual impairment of goodwill could differ from these assumptions based on market conditions and other factors. In the event goodwill is determined to be impaired, a charge to earnings would be required. As at September 30, 2010, Vitran completed its annual goodwill impairment test and concluded that there was no impairment.

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

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the deferred tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Significant judgment is required in determining whether deferred tax assets will be realized in full or in part. If it were ever estimated that it is more likely than not that all or some portion of specific deferred tax assets will not be realized, a valuation allowance must be established for the amount of deferred tax assets that is estimated not to be realized. A valuation allowance for deferred tax assets of $39.6 million was established at December 31, 2010. Accordingly, if the facts or financial results were to change, thereby impacting the likelihood of realizing the deferred tax assets, judgment would have to be applied to estimate the amount of valuation allowance required in any given period.

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

Management judgment is also required regarding a variety of other factors, including the appropriateness of tax strategies, expected future tax consequences, and to the extent tax strategies are challenged by taxing authorities. We utilize certain income tax planning strategies to reduce our overall cost of income taxes. It is possible that certain strategies might be disallowed, resulting in an increased liability for income taxes. Significant management judgments are involved in assessing the likelihood of sustaining the strategies and an ultimate result worse than our expectations could adversely affect our results of operations. In 2010, the Company completed audits with the Internal Revenue Service and Canada Customs and Revenue Agency without material consequences.

CHANGES IN ACCOUNTING POLICY

See Note 1 to the accompanying consolidated financial statements for discussion of United States GAAP recent accounting pronouncements.

RELATED PARTIES

None.

ITEM 7. A—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

(in thousands of dollars)		Payments due by period
	Total	2011	2012 & 2013		2014 & 2015		Thereafter
Long-term debt
Variable Rate
Term bank facility	$16,000	$16,000	$	Nil	$	Nil	$	Nil
Average interest rate (LIBOR)	2.80%	2.80%
Term bank facility	3,500	Nil		3,500		Nil		Nil
Average interest rate (LIBOR)	2.80%			2.80%
Revolving bank facility	47,977	Nil		47,977		Nil		Nil
Average interest rate (LIBOR)	2.80%			2.80%
Fixed Rate
Capital lease obligations	5,812	3,545		2,267		Nil		Nil
Average interest rate	6.15%	6.15%		6.15%

Total	$73,289	$19,545		$53,744	$	Nil	$	Nil

The Company uses variable-to-fixed interest rate swaps on its term and revolving credit facilities with a notional amount of $16.0 million at December 31, 2010. The average pay rate on the swaps is 5.07% and the average receive rate is the three-month LIBOR rate, which is currently 0.30%. To value the interest rate swaps, a discounted cash flow model is utilized. Primary inputs into the model that will cause the fair value to fluctuate period-to-period include the fixed interest rates, the future interest rates, credit risk and the remaining time to maturity of the interest rate swaps. Management’s intention is to hold the interest rate swaps to maturity.

The Company is exposed to foreign currency risk as fluctuations in the United States dollar against the Canadian dollar can impact the financial results of the Company. The Company’s Canadian operations realize foreign currency exchange gains and losses on the United States dollar denominated revenue generated against Canadian dollar denominated expenses. Furthermore, the Company reports its results in United States dollars thereby exposing the results of the Company’s Canadian operations to foreign currency fluctuations. In addition, the Company’s United States dollar debt of $56.3 million is designated as a hedge of the investment in the United States’ self-sustaining foreign operations.

In addition to the information disclosed above, further information required by Item 7A of Form 10-K appears in Item 1.A and Item 7 of this Annual Report on Form 10-K under the headings “Risks and Uncertainties” and “Liquidity and Capital Resources”, respectively.

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Balance Sheets as at December 31, 2010 and 2009 and the Consolidated Statements of Income (Loss), Shareholders’ Equity and Cash Flows for the years ended December 31, 2010, 2009 and 2008, are reported on by KPMG LLP, Chartered Accountants. These statements are prepared in accordance with United States GAAP.

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

The Board of Directors is responsible for ensuring that management fulfills its responsibility for financial reporting and is ultimately responsible for reviewing and approving the Consolidated Financial Statements. The Board appoints the Audit Committee, comprised of non-management directors, which meets with management and KPMG LLP, the external auditors, at least once a year to review, among other things, accounting policies, annual financial statements, the result of the external audit examination, and the management discussion and analysis included in the Annual Report on Form 10-K. The Audit Committee reports its findings to the Board of Directors so that the Board may properly approve the financial statements. Additional commentary on corporate governance appears in the Company’s proxy statement for the 2011 Annual Meeting of its Shareholders and the information therein is incorporated herein by reference.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Vitran Corporation Inc.

We have audited the accompanying consolidated balance sheets of Vitran Corporation Inc. (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of income (loss), shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2010. Our audit also included the financial statement schedule listed in the Index under Part IV, Item 15(a)2. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vitran Corporation Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

As discussed in note 1 to the consolidated financial statements, on January 1, 2010, Vitran Corporation Inc. adopted FASB ASC Update No. 2010-06, Improving Disclosure about Fair Value Measurements except for the requirement to separately disclose purchases, sales, issuances and settlements of recurring Level 3 fair value measurements which is effective January 1, 2011. On January 1, 2009, Vitran Corporation Inc. adopted FASB ASC 815-10-50, Disclosures about Derivative Instruments and Hedging Activities, and on June 30, 2009 adopted FASB ASC 855-10, Subsequent Events.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Vitran Corporation Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 9, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Chartered Accountants, Licensed Public Accountants

Toronto, Canada
February 9, 2011

VITRAN CORPORATION INC.

Consolidated Balance Sheets

(Amounts in thousands of United States dollars)

December 31, 2010 and 2009

	2010	2009
Assets
Current assets:
Accounts receivable	$72,212	$65,393
Inventory, deposits and prepaid expenses	9,761	11,086
Income and other taxes recoverable	—	683
Current assets of discontinued operations (note 2)	1,683	4,651
Deferred income taxes (note 8)	110	3,495

Total current assets	83,766	85,308
Property and equipment (note 4)	138,847	143,606
Intangible assets (note 5)	8,268	10,766
Goodwill (note 6)	14,453	14,113
Long-term assets of discontinued operations (note 2)	—	5,072
Deferred income taxes (note 8)	—	35,473

Total assets	$245,334	$294,338

Liabilities and Shareholders’ Equity
Current liabilities:
Bank overdraft	$3,906	$105
Accounts payable and accrued liabilities (note 1(r))	68,955	63,361
Income and other taxes payable	154	—
Current liabilities of discontinued operations (note 2)	2,410	2,085
Current portion of long-term debt (note 7)	19,545	17,125

Total current liabilities	94,970	82,676
Long-term debt (note 7)	49,838	72,956
Other	519	2,919
Deferred income taxes (note 8)	1,160	—
Shareholders’ equity:
Common shares, no par value, unlimited authorized, 16,300,041 and 16,266,441 issued and outstanding in 2010 and 2009, respectively (note 9)	99,658	99,584
Additional paid-in capital	4,838	4,264
Retained earnings (deficit)	(10,901)	29,281
Accumulated other comprehensive income (loss) (note 3)	5,252	2,658

Total shareholders’ equity	98,847	135,787
Lease commitments (note 14)
Contingent liabilities (note 16)
Subsequent events (note 17)

Total liabilities and shareholders’ equity	$245,334	$294,338

See accompanying notes to consolidated financial statements.

VITRAN CORPORATION INC.

Consolidated Statements of Income (Loss)

(Amounts in thousands of United States dollars, except per share amounts)

Years ended December 31, 2010, 2009 and 2008

	2010	2009	2008
Revenue	$672,556	$595,321	$691,963
Salaries, wages and other employee benefits	263,331	256,203	280,786
Purchased transportation	112,318	89,042	98,529
Depreciation and amortization	18,410	18,966	20,018
Maintenance	28,831	27,079	30,259
Rents and leases	28,769	27,233	27,880
Purchased labor and owner operators	66,532	55,218	60,422
Fuel and fuel related expenses	89,210	67,372	112,546
Other operating expenses	58,459	55,694	53,126
Other income	(151)	(286)	(315)
Impairment of goodwill	—	—	107,351

	665,709	596,521	790,602

Income (loss) from continuing operations before the under noted	6,847	(1,200)	(98,639)
Interest on long-term debt	(7,328)	(9,510)	(9,259)
Interest income	1	14	36

	(7,327)	(9,496)	(9,223)

Loss from continuing operations before income taxes	(480)	(10,696)	(107,862)
Income tax expense (recovery) (note 8)	37,569	(6,089)	(35,666)

Net loss from continuing operations	(38,049)	(4,607)	(72,196)
Discontinued operations, net of income taxes (note 2)	(2,133)	635	971

Net loss	$(40,182)	$(3,972)	$(71,225)

Income (loss) per share:
Basic:
Net income (loss) from continuing operations	$(2.34)	$(0.32)	$(5.35)
Discontinued operations income (loss)	(0.13)	0.04	0.07
Net income (loss)	(2.47)	(0.28)	(5.28)
Diluted:
Net income (loss) from continuing operations	$(2.34)	$(0.32)	$(5.35)
Discontinued operations income (loss)	(0.13)	0.04	0.07
Net income (loss)	(2.47)	(0.28)	(5.28)
Weighted average number of shares:
Basic	16,277,522	14,293,747	13,485,132
Diluted	16,277,522	14,381,147	13,626,269

See accompanying notes to consolidated financial statements.

VITRAN CORPORATION INC.

Consolidated Statements of Shareholders’ Equity

(Amounts in thousands of United States dollars)

Years ended December 31, 2010, 2009 and 2008

	Common shares
	Number	Amount	Additional paid-in capital	Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Total shareholders’ equity
December 31, 2009	16,266,441	$99,584	$4,264	$29,281	$2,658	$135,787
Shares issued upon exercise of employee stock options	33,600	74	—	—	—	74
Net loss	—	—	—	(40,182)	—	(40,182)
Other comprehensive income (note 3)	—	—	—	—	2,594	2,594
Share-based compensation (note 9)	—	—	574	—	—	574

December 31, 2010	16,300,041	$99,658	$4,838	$(10,901)	$5,252	$98,847

	Common shares
	Number	Amount	Additional paid-in capital	Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Total shareholders’ equity
December 31, 2008	13,498,159	$77,500	$3,525	$33,253	$(3,035)	$111,243
Shares issued upon exercise of employee stock options	70,000	333	—	—	—	333
Shares issued in private placement	2,698,282	21,751	—	—	—	21,751
Net loss	—	—	—	(3,972)	—	(3,972)
Other comprehensive income (note 3)	—	—	—	—	5,693	5,693
Share-based compensation (note 9)	—	—	739	—	—	739

December 31, 2009	16,266,441	$99,584	$4,264	$29,281	$2,658	$135,787

	Common shares
	Number	Amount	Additional paid-in capital	Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Total shareholders’ equity
December 31, 2007	13,448,159	$77,246	$2,436	$104,478	$6,184	$190,344
Shares issued upon exercise of employee stock options	50,000	254	—	—	—	254
Net loss	—	—	—	(71,225)	—	(71,255)
Other comprehensive income (note 3)	—	—	—	—	(9,219)	(9,219)
Share-based compensation (note 9)	—	—	1,089	—	—	1,089

December 31, 2008	13,498,159	$77,500	$3,525	$33,253	$(3,035)	$111,243

See accompanying notes to consolidated financial statements.

VITRAN CORPORATION INC.

Consolidated Statements of Cash Flows

(Amounts in thousands of United States dollars)

Years ended December 31, 2010, 2009 and 2008

	2010	2009	2008
Cash provided by (used in):
Operations:
Net loss	$(40,182)	$(3,972)	$(71,225)
Items not involving cash from operations:
Depreciation and amortization	18,410	18,966	20,018
Impairment of goodwill	—	—	107,351
Deferred income taxes	37,919	(6,972)	(35,775)
Gain on sale of property and equipment	(151)	(286)	(315)
Share-based compensation expense	574	739	1,089
Loss (income) on discontinued operations	2,133	(635)	(971)
Change in non-cash working capital components	(583)	(1,121)	6,027

Continuing operations	18,120	6,719	26,199
Discontinued operations	3,882	1,916	2,047

	22,002	8,635	28,246
Investments:
Purchases of property and equipment	(9,287)	(5,007)	(12,337)
Proceeds on sale of property and equipment	1,836	1,657	1,572
Additional payments due to acquisition of subsidiary	—	(1,000)	(3,250)
Proceeds on sale of selected Frontier assets	3,011	—	—

	(4,440)	(4,350)	(14,015)
Financing:
Change in revolving credit facility and bank overdraft	(1,559)	948	3,063
Repayment of long-term debt	(14,480)	(19,396)	(10,214)
Proceeds from long-term debt	3,500	—	—
Repayment of capital leases	(4,358)	(5,804)	(7,902)
Financing costs	—	(414)	(1,007)
Issue of common shares upon exercise of stock options	74	333	254
Issue of common shares in private placement, net	—	21,318	—

	(16,823)	(3,015)	(15,806)
Effect of translation adjustment on cash	(739)	(1,270)	1,575

Decrease in cash and cash equivalents	—	—	—
Cash and cash equivalents, beginning of year	—	—	—

Cash and cash equivalents, end of year	$—	$—	$—

Change in non-cash working capital components:
Accounts receivable	$(6,819)	$(3,294)	$8,585
Inventory, deposits and prepaid expenses	1,325	711	197
Income and other taxes recoverable/payable	(683)	28	956
Accounts payable and accrued liabilities	5,594	1,434	(3,711)

	$(583)	$(1,121)	$6,027

Supplemental cash flow information:
Interest paid	$6,471	$8,957	$8,479
Income taxes paid	2,553	1,758	2,433
Supplemental disclosure of non-cash transactions:
Capital lease additions	—	—	1,016

See accompanying notes to consolidated financial statements.

VITRAN CORPORATION INC.

Notes to Consolidated Financial Statements (continued)

(In thousands of United States dollars, except per share amounts where noted)

Years ended December 31, 2010, 2009 and 2008

1.	Significant accounting policies:

(a)	Description of the business:

Vitran Corporation Inc. (“Vitran” or the “Company”) is a North American provider of freight services and distribution solutions to a wide variety of companies and industries. Vitran offers less-than-truckload (“LTL”) service throughout Canada and the United States. Vitran’s supply chain operation (“SCO”) offers logistics solutions in Canada and the United States, including warehousing, inventory management and flow-through distribution facilities, as well as freight brokerage services.

(b)	Basis of presentation:

These consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated on consolidation.

These consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”). The Ontario Business Corporations Act regulations allow issuers that are required to file reports with the Securities and Exchange Commission in the United States to file financial statements under United States GAAP to meet their continuous disclosure obligations in Canada. All amounts in these consolidated financial statements are expressed in United States dollars, unless otherwise stated.

(c)	New accounting pronouncements:

Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“FASB ASC”) Update No. 2010-06, Improving Disclosure about Fair Value Measurements, requires enhanced disclosures about recurring and non-recurring fair value measurements including significant transfers in and out of Level 1 and Level 2 fair value measurements and information on purchases, sales, issuances and settlements on a gross basis of Level 3 fair value measurements. FASB ASC update No. 2010-06 was adopted January 1, 2010 except for the requirement to separately disclose purchases, sales, issuances and settlements of recurring Level 3 fair value measurements which is effective January 1, 2011.

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

Monetary assets and liabilities denominated in a foreign currency are translated into the functional currency of the operation using the year-end rate of exchange giving rise to a gain or loss that is recognized in income during the current year.

For reporting purposes, the Canadian operations are translated into United States dollars using the current rate method. Under this method, all assets and liabilities are translated at the year-end rate of

VITRAN CORPORATION INC.

Notes to Consolidated Financial Statements (continued)

(In thousands of United States dollars, except per share amounts where noted)

Years ended December 31, 2010, 2009 and 2008

1.	Significant accounting policies (continued):

exchange and all revenue and expense items are translated at the average rate of exchange for the year. The resulting translation adjustment is recorded as a separate component of shareholders’ equity.

United States dollar debt of $56.3 million (2009 - $71.0 million) is designated as a hedge of the investment in the United States dollar functional operation, such that related transaction gains and losses are recorded in the separate component of shareholders’ equity.

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

The Company’s LTL segment and freight brokerage business unit recognize revenue upon the delivery of the related freight and direct shipment costs as incurred. For the LTL segment, revenue for transportation services not completed at the end of a reporting period is recognized based on relative transit time in each period with expenses recognized as incurred. Revenue for the SCO operation is recognized as the management services are provided.

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

Historical experience, trends and current information are used to update and evaluate the estimate. As at December 31, 2010, revenue adjustments as a percentage of revenue were not material.

(f)	Accounts receivable:

Accounts receivable are presented net of allowance for doubtful accounts of $2.7 million at December 31, 2010 (2009 - $3.5 million).

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

Years ended December 31, 2010, 2009 and 2008

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

The Company has certain assets that are classified as assets held for sale. These assets are carried on the balance sheet at the lower of the carrying amount or estimated fair value, less cost to sell. Once an asset is classified as held for sale, there is no further depreciation taken on the asset. At December 31, 2010, the net book value of assets held for sale was approximately $4.5 million. This amount is included in property and equipment on the consolidated balance sheet.

(k)	Goodwill and intangible assets:

FASB ASC 350 requires that goodwill and certain intangible assets be assessed for impairment on an annual basis and more frequently if indicators of impairment exist, using fair value measurement techniques. The goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill to measure the amount of impairment loss, if any. The implied fair value of goodwill is determined in the same manner as in a business combination. Determining the fair value of the implied goodwill is judgemental in nature and often involves the use of significant estimates and assumptions. As at September 30, 2010, the Company completed its annual goodwill impairment test and concluded there was no impairment.

At December 31, 2010, the Company has not identified any indicators that would require re-testing for impairment.

Intangible assets consist of not-to-compete covenants and customer relationships and are amortized on a straight-line basis over their expected lives ranging from three to eight years. During 2010 and 2009, the Company has not identified any indicators that would require testing for an impairment.

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

VITRAN CORPORATION INC.

Notes to Consolidated Financial Statements (continued)

(In thousands of United States dollars, except per share amounts where noted)

Years ended December 31, 2010, 2009 and 2008

1.	Significant accounting policies (continued):

The market valuation of the Company declined during the fourth quarter as Vitran’s share price on the Nasdaq stock market decreased from $13.47 at September 30, 2008 to $6.26 at December 31, 2008. These factors and the depressed macroeconomic environment indicated a triggering event had occurred requiring the Company, at a reporting unit level, to test for the impairment of goodwill at December 31, 2008. Using the income and market approach for estimating the fair value of each reporting unit, management concluded that the goodwill in its LTL segment was impaired and there was no impairment of goodwill in its other reporting units. The impairment analysis concluded that the LTL segment’s goodwill was impaired requiring a pre-tax non-cash charge of $107.4 million at December 31, 2008.

FASB ASC 820-10-05 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). The fair value used to value the Company’s goodwill is Level 3.

(l)	Income taxes:

The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the deferred tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Significant judgment is required in determining whether deferred tax assets will be realized in full or in part. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the year that includes the date of enactment. FASB ASC 740-10, Accounting for Uncertainty in Income Taxes (“FASB ASC 740-10”), requires that uncertain tax positions are evaluated in a two-step process, whereby (i) the Company determines whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position and (ii) for those tax positions that meet the more-likely-than-not recognition threshold, the Company would recognize the largest amount of tax benefit that is greater than fifty percent likely of being realized upon ultimate settlement with the related tax authority.

(m)	Share-based compensation:

Under the Company’s stock option plan, options to purchase common shares of the Company may be granted to key employees, officers and directors of the Company by the Board of Directors or by the Company’s Compensation Committee. There are 864,700 options outstanding under the plan. The term of each option is 10 years and the vesting period is five years. The exercise price for options is the trading price of the common shares of the Company on The Toronto Stock Exchange on the day of the grant.

Note 9(b) provides supplemental disclosure for the Company’s stock options.

(n)	Advertising costs:

Advertising costs are expensed as incurred. Advertising costs amounted to $324 in 2010 (2009 - $376; 2008 - $462).

VITRAN CORPORATION INC.

Notes to Consolidated Financial Statements (continued)

(In thousands of United States dollars, except per share amounts where noted)

Years ended December 31, 2010, 2009 and 2008

1.	Significant accounting policies (continued):

(o)	Impairment of long-lived assets:

An impairment is recognized when the carrying amount of a long-lived asset to be held and used exceeds the sum of undiscounted cash flows expected from its use and disposal, and is measured as the amount by which the carrying amount of an asset exceeds its fair value. A long-lived asset should be tested when events or circumstances indicate that its carrying amount may not be recoverable. During 2010 and 2009, the Company has not identified any indicators that would require testing for an impairment.

(p)	Derivative instruments:

Derivative instruments are used to hedge the Company’s exposure to changes in interest rates. All derivatives are recognized on the consolidated balance sheets at fair value based on quoted market prices and are recorded in either current or non-current assets or liabilities based on their maturity. Changes in the fair values of derivatives are recorded in income or other comprehensive income, based on whether the instrument is designated as a hedge transaction and, if so, the type of hedge transaction. Gains or losses on derivative instruments reported in other comprehensive income are reclassified to income in the period the hedged item affects income. If the underlying hedged transaction ceases to exist, any associated amounts reported in other comprehensive income are reclassified into income at that time. Any ineffectiveness is recognized in income in the current year.

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

(r)	Accounts payable and accrued liabilities:

	2010	2009
Accounts payable	$37,783	$34,913
Accrued wages and benefits	6,959	7,593
Accrued claims, self insurance and workers’ compensation	9,992	9,594
Amounts payable to vendors of acquisition	—	1,000
Other	14,221	10,261

	$68,955	$63,361

VITRAN CORPORATION INC.

Notes to Consolidated Financial Statements (continued)

(In thousands of United States dollars, except per share amounts where noted)

Years ended December 31, 2010, 2009 and 2008

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

2.	Discontinued operations:

On November 30, 2010, the Company completed the sale of selected assets of Frontier Transport Corporation, Vitran’s truckload operation, which was previously a reportable segment. The proceeds from the transaction were $3.0 million plus a $0.1 million working capital adjustment. The following table summarizes the operations for all periods presented to classify Frontier’s operations as discontinued operations:

	2010	2009	2008
Revenue	$32,774	$33,939	$34,374
Goodwill charge	$(4,765)	$—	$—
Gain on sale of assets	2,203	—	—
Income from discontinued operations	30	790	1,307
Income tax recovery (expense)	399	(155)	(336)

Net income (loss) from discontinued operations	$(2,133)	$635	$971

VITRAN CORPORATION INC.

Notes to Consolidated Financial Statements (continued)

(In thousands of United States dollars, except per share amounts where noted)

Years ended December 31, 2010, 2009 and 2008

2.	Discontinued operations (continued):

The following table summarizes the assets and liabilities from discontinued operations:

	2010	2009
Accounts receivable, net	$1,596	$4,198
Other current assets	87	453
Property and equipment	—	2,186
Goodwill	—	4,765
Deferred income taxes	765	(1,879)
Deferred income taxes valuation allowance	(765)	—

Total assets from discontinued operations	$1,683	$9,723

Accrued claims, self insurance and workers’ compensation	$1,927	$1,117
Other current liabilities	483	968

Total liabilities from discontinued operations	$2,410	$2,085

3.	Comprehensive income (loss):

The components of other comprehensive income (loss), such as changes in foreign currency adjustments, are required to be added to the Company’s reported net income (loss), net of tax to arrive at comprehensive income (loss). Other comprehensive income (loss) items have no impact on the reported net income (loss) as presented on the consolidated statements of income (loss).

	Foreign currency translation	Interest rate swap	Total
Balance at December 31, 2007	$7,241	$(1,057)	$6,184
Other comprehensive income (loss):
Translation adjustment	(10,350)	—	(10,350)
Unrealized loss	—	(1,442)	(1,442)
Tax effect	2,214	359	2,573

	(8,136)	(1,083)	(9,219)

Balance at December 31, 2008	(895)	(2,140)	(3,035)
Other comprehensive income (loss):
Unrealized gain	6,328	1,582	7,910
Tax effect	(1,750)	(467)	(2,217)

	4,578	1,115	5,693

Balance at December 31, 2009	3,683	(1,025)	2,658

VITRAN CORPORATION INC.

Notes to Consolidated Financial Statements (continued)

(In thousands of United States dollars, except per share amounts where noted)

Years ended December 31, 2010, 2009 and 2008

3.	Comprehensive income (loss) (continued):

	Foreign currency translation	Interest rate swap	Total
Other comprehensive income (loss):
Unrealized gain	2,458	898	3,356
Tax effect	(516)	(246)	(762)

	1,942	652	2,594

Balance at December 31, 2010	$5,625	$(373)	$5,252

	2010	2009	2008
Net loss	$(40,182)	$(3,972)	$(71,225)
Other comprehensive income (loss)	2,594	5,693	(9,219)

Comprehensive income (loss)	$(37,588)	$1,721	$(80,444)

4.	Property and equipment:

	2010	2009
Land	$38,714	$36,957
Buildings	77,408	72,738
Leasehold interests and improvements	182	167
Vehicles	100,226	99,791
Machinery and equipment	28,070	26,227

	244,600	235,880
Less accumulated depreciation	105,753	92,274

	$138,847	$143,606

Depreciation expense was $15.9 million in 2010 (2009 - $16.5 million).

VITRAN CORPORATION INC.

Notes to Consolidated Financial Statements (continued)

(In thousands of United States dollars, except per share amounts where noted)

Years ended December 31, 2010, 2009 and 2008

5.	Intangible assets:

	2010	2009
Customer relationships	$15,840	$15,840
Covenants not-to-compete	3,145	3,145

	18,985	18,985
Less accumulated amortization	10,717	8,219

	$8,268	$10,766

Amortization expense was $2.5 million in 2010 (2009 - $2.5 million). Amortization expense for the following five years and thereafter is estimated to be as follows:

Year ending December 31:
2011	$2,462
2012	2,349
2013	1,908
2014	1,298
2015	251

$8,268

6.	Goodwill:

	2010	2009
Balance at January 1
Goodwill	$124,487	$122,666
Accumulated impairment losses	(110,374)	(110,374)

	14,113	12,292
Foreign exchange	340	821
Adjustment to goodwill	—	1,000

Balance at December 31	$14,453	$14,113

Balance at December 31
Goodwill	$124,827	$124,487
Accumulated impairment losses	(110,374)	(110,374)

	$14,453	$14,113

VITRAN CORPORATION INC.

Notes to Consolidated Financial Statements (continued)

(In thousands of United States dollars, except per share amounts where noted)

Years ended December 31, 2010, 2009 and 2008

7.	Long-term debt:

	2010	2009
Term bank credit facilities (a)	$19,500	$30,480
Revolving credit facility (b)	44,071	49,431
Capital leases (c)	5,812	10,170

	69,383	90,081
Less current portion	19,545	17,125

	$49,838	$72,956

(a)	The term bank credit facility is secured by accounts receivable, property and equipment and general security agreements of the Company and of all its subsidiaries.

The credit agreement provides a $60 million term credit facility maturing July 31, 2012. The Company had $16.0 million (2009 - $29.7 million), bearing interest at 5.37% (2009 - 5.25%), outstanding under the term facility at December 31, 2010. The provisions of the term facility impose certain financial maintenance tests. At December 31, 2010, the Company was in compliance with these financial maintenance tests. At December 31, 2009 the Company had an additional term credit facility outstanding of $0.8 million which was repaid in 2010.

During 2010, the Company entered into a $3.5 million term credit facility maturing on July 31, 2012. The Company had $3.5 million, bearing interest at 2.8%, outstanding under the term facility at December 31, 2010. The term credit facility is secured by specific real estate of the Company in the United States.

(b)	The Company’s revolving credit facility provides up to $100 million, maturing July 31, 2012. The Company had $44.1 (2009 - $49.4 million), bearing interest at 2.8% to 4.75% (2009 - 5.23% to 7.25%), outstanding at December 31, 2010. The provisions of the revolving facility impose certain financial maintenance tests. At December 31, 2010, the Company was in compliance with these financial maintenance tests.
(c)	The Company had $5.8 million (2009 - $10.2 million) of capital leases remaining at December 31, 2010.

At December 31, 2010, the required future principal repayments on all long-term debt and capital leases are as follows:

Year ending December 31:
2011	$19,545
2012	49,615
2013	223

$69,383

VITRAN CORPORATION INC.

Notes to Consolidated Financial Statements (continued)

(In thousands of United States dollars, except per share amounts where noted)

Years ended December 31, 2010, 2009 and 2008

8.	Income taxes:

Income tax expense (recovery) differs from the amount that would be obtained by applying statutory federal, state and provincial income tax rates to the respective year’s income (loss) from continuing operations before income taxes as follows:

	2010	2009	2008
Effective statutory federal, state and provincial income tax rate	31.00%	33.00%	33.50%

Effective tax recovery on loss from continuing operations before income taxes	$(149)	$(3,530)	$(36,134)
Increase (decrease) results from:
Non-deductible share-based compensation expense	175	243	322
Income taxed at different rates in foreign jurisdictions	(2,532)	(3,392)	(4,372)
Impairment of goodwill	—	—	4,456
Increase in valuation allowance	38,879	—	—
State and other state taxes	1,845	613	288
Unrecognized tax benefits, net	(1,358)	(303)	(130)
Other	709	280	(96)

Actual income tax expense (recovery)	$37,569	$(6,089)	$(35,666)

Income tax expense (recovery):

	2010	2009	2008
Current income tax expense (recovery):
Canada:
Federal	$(589)	$(102)	$422
Provincial	(406)	(94)	271
United States:
Federal	(704)	325	(1,127)
State	1,209	612	288
Other	140	142	255

	(350)	883	109

VITRAN CORPORATION INC.

Notes to Consolidated Financial Statements (continued)

(In thousands of United States dollars, except per share amounts where noted)

Years ended December 31, 2010, 2009 and 2008

8.	Income taxes (continued):

Deferred income tax expense (recovery):

Canada:
Federal	202	(28)	333
Provincial	140	(26)	214
United States:
Federal	30,089	(5,729)	(28,877)
State	7,488	(1,189)	(7,445)

	37,919	(6,972)	(35,775)

	$37,569	$(6,089)	$(35,666)

A summary of the principal components of deferred income tax assets and liabilities is as follows:

	2010	2009
Current deferred income tax assets:
Allowance for doubtful accounts	$541	$965
Insurance reserves	2,995	2,420
Financing costs	110	110
Valuation allowance	(3,536)	—

	$110	$3,495

Non-current deferred income tax assets:
Financing costs	$273	$359
Loss carryforwards	25,364	25,197
Goodwill and intangible assets	22,444	24,456
Valuation allowance	(35,343)	—

	12,738	50,012
Non-current deferred income tax liabilities:
Property and equipment	(9,909)	(11,868)
Other	(3,989)	(2,671)

	(13,898)	(14,539)

	$(1,160)	$35,473

At December 31, 2010, the Company had approximately $55.0 million of net operating loss carryforwards available to reduce future years’ taxable income. The net operating loss will expire between 2027 and 2030 if not utilized. During 2010, the Company established a valuation allowance of $39.6 million ($0.8 million in discontinued operations) as required by FASB ASC 740-10.

At December 31, 2010, the Company had unrecognized tax benefits of nil.

VITRAN CORPORATION INC.

Notes to Consolidated Financial Statements (continued)

(In thousands of United States dollars, except per share amounts where noted)

Years ended December 31, 2010, 2009 and 2008

8.	Income taxes (continued):

The Company and its subsidiaries file income tax returns in U.S. and Canadian federal jurisdictions, and various states, provinces and foreign jurisdictions. The Canada Revenue Agency had in 2008 commenced examination of the 2006 and 2007 tax years. The examinations were completed in 2010. The Internal Revenue Service had in 2010 commenced and completed an examination of the 2008 tax year. Overall, the years 2007 to 2009 remain open to examination by tax authorities.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at January 1, 2010	$1,513
Additions related to tax positions taken in the current year	—
Additions related to tax positions taken in previous years	—
Decreases related to tax positions taken in previous years	(705)
Decreases related to settlements with tax authorities	—
Reductions due to expiry of statute of limitations	(808)

Balance at December 31, 2010	$—

9.	Common shares:

(a)	Private placement:

During 2009, the Company completed a delayed registration private placement of 2,698,282 common shares to several accredited investors at $8.50 per share. This resulted in gross proceeds of $22.9 million to the Company before expenses of issue of $1.2 million, net of deferred income taxes of $0.4 million.

(b)	Stock options:

The Company provides a stock option plan to key employees, officers and directors to encourage executives to acquire a meaningful equity ownership interest in the Company over a period of time and, as a result, reinforce executives’ attention on the long-term interest of the Company and its shareholders. Under the plan, options to purchase common shares of the Company may be granted to key employees, officers and directors of the Company by the Board of Directors or by the Company’s Compensation Committee. There are 864,700 options outstanding under the plan. The term of each option is 10 years and the vesting period is five years. The exercise price for options is the trading price of the common shares of the Company on the Toronto Stock Exchange on the day of the grant. The weighted average estimated fair value at the date of the grant for the options granted during 2010 was $5.34 (2009 - $4.61; 2008 - $5.27) per share.

The fair value of each option granted was estimated on the date of grant using the Black-Scholes-Merton fair value option pricing model with the following assumptions:

VITRAN CORPORATION INC.

Notes to Consolidated Financial Statements (continued)

(In thousands of United States dollars, except per share amounts where noted)

Years ended December 31, 2010, 2009 and 2008

9.	Common shares (continued):

	2010	2009	2008
Risk-free interest rate	2.30%	2.87%	3.93%
Volatility factor of the future expected market price of the Company’s common shares	48.78%	44.68%	34.12%
Expected life of the options	6 years	6 years	6 years

Details of stock options are as follows:

	2010		2009
	Number	Weighted average exercise price	Number	Weighted average exercise price
Outstanding, beginning of year	906,700	$13.17	856,200	$13.03
Granted	75,000	11.02	138,000	9.80
Forfeited	(83,400)	16.41	(17,500)	13.18
Exercised	(33,600)	2.20	(70,000)	4.77

Outstanding, end of year	864,700	$13.10	906,700	$13.17

Exercisable, end of year	569,400	$13.54	570,900	$13.04

At December 31, 2010, the range of exercise prices, the weighted average exercise price and the weighted average remaining contractual life are as follows:

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable	Weighted average exercise price
$2.20 - $2.61	99,200	0.86	$2.32	99,200	$2.32
$9.80 - $18.99	765,500	6.11	14.49	470,200	15.91

$2.20 - $18.99	864,700	5.51	$13.10	569,400	$13.54

Compensation expense related to stock options was $574 for the year ended December 31, 2010 (2009 - $739; 2008 - $1,089).

VITRAN CORPORATION INC.

Notes to Consolidated Financial Statements (continued)

(In thousands of United States dollars, except per share amounts where noted)

Years ended December 31, 2010, 2009 and 2008

10.	Computation of income (loss) per share:

	2010	2009	2008
Numerator:
Net loss from continuing operations	$(38,049)	$(4,607)	$(72,196)
Net income (loss) from discontinued operations	(2,133)	635	971
Net loss	(40,182)	(3,972)	(71,225)
Denominator:
Basic weighted average shares outstanding	16,277,522	14,293,747	13,485,132
Dilutive stock options	—	87,400	141,137
Dilutive weighted average shares outstanding	16,277,522	14,381,147	13,626,269
Basic income (loss) per share from continuing operations	(2.34)	(0.32)	(5.35)
Basic income (loss) per share from discontinued operations	(0.13)	0.04	0.07
Basic income (loss) per share	(2.47)	(0.28)	(5.28)
Diluted income (loss) per share from continuing operations	(2.34)	(0.32)	(5.35)
Diluted income (loss) per share from discontinued operations	(0.13)	0.04	0.07
Diluted income (loss) per share	(2.47)	(0.28)	(5.28)

Diluted income per share excludes the effect of 765,500 anti-dilutive options for the year ended December 31, 2010 (2009 - 773,900; 2008 - 645,900). Due to the net loss for the year ended December 31, 2010, 2009 and 2008, the 84,025 (2009 - 87,400; 2008 - 141,137) dilutive shares have no effect on the loss per share.

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

VITRAN CORPORATION INC.

Notes to Consolidated Financial Statements (continued)

(In thousands of United States dollars, except per share amounts where noted)

Years ended December 31, 2010, 2009 and 2008

11.	Risk management activities (continued):

year in which the hedged forecasted transaction affects income. Ineffective portions of changes in fair value are recognized into income as they occur. At December 31, 2010, the notional amount of the swaps was $16.0 million, with the average pay rate being 5.07% and the average receive rate being 0.30%. The swaps mature at various dates up to December 31, 2011.

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

Assets and liabilities measured at fair value on a recurring basis include the following as of December 31:

2010	Level 1	Level 2	Level 3	Liabilities at fair value
Liabilities:
Interest rate swaps	$—	$519	$—	$519

Total liabilities	$—	$519	$—	$519

2009	Level 1	Level 2	Level 3	Liabilities at fair value
Liabilities:
Interest rate swaps	$—	$1,406	$—	$1,406

Total liabilities	$—	$1,406	$—	$1,406

VITRAN CORPORATION INC.

Notes to Consolidated Financial Statements (continued)

(In thousands of United States dollars, except per share amounts where noted)

Years ended December 31, 2010, 2009 and 2008

11.	Risk management activities (continued):

The following table presents the fair value of derivative instruments for the year ended December 31, 2010:

2010	Notional amount	Fair value	Balance sheet location	Gain in other comprehensive income year ended December 31, 2010
Interest rate swaps	$16,000	$519	Other liabilities	$898

2009	Notional amount	Fair value	Balance sheet location	Gain in other comprehensive income year ended December 31, 2009
Interest rate swaps	$28,805	$1,406	Other liabilities	$1,582

12.	Segmented information:

The Company’s continuing business operations are grouped into two operating segments: LTL and SCO, which provide transportation and supply chain services in Canada and the United States.

	2010	2009	2008
Revenue:
LTL	$581,594	$519,215	$610,933
SCO	90,962	76,106	81,030
Corporate office and other	—	—	—

	$672,556	$595,321	$691,963

Income (loss) from continuing operations:
LTL	$4,570	$(2,648)	$(98,371)
SCO	6,899	5,480	4,373
Corporate office and other	(4,622)	(4,032)	(4,641)

	$6,847	$(1,200)	$(98,639)

VITRAN CORPORATION INC.

Notes to Consolidated Financial Statements (continued)

(In thousands of United States dollars, except per share amounts where noted)

Years ended December 31, 2010, 2009 and 2008

12.	Segmented information (continued):

	2010	2009	2008
Goodwill impairment charges:
LTL	$—	$—	$107,351
SCO	—	—	—
Corporate office and other	—	—	—

	$—	$—	$107,351

Depreciation and amortization:
LTL	$16,630	$17,266	$18,273
SCO	1,662	1,598	1,662
Corporate office and other	118	102	83

	$18,410	$18,966	$20,018

Capital expenditures:
LTL	$8,060	$4,371	$12,722
SCO	1,018	576	523
Corporate office and other	209	60	108

	$9,287	$5,007	$13,353

	2010	2009
Total assets:
LTL	$214,675	$263,638
SCO	27,322	21,340
Corporate office and other	3,337	9,360

	$245,334	$294,338

VITRAN CORPORATION INC.

Notes to Consolidated Financial Statements (continued)

(In thousands of United States dollars, except per share amounts where noted)

Years ended December 31, 2010, 2009 and 2008

12.	Segmented information (continued):

Geographic information for revenue from point of origin and total assets is as follows:

	2010	2009	2008
Revenue:
Canada	$210,247	$183,427	$223,125
United States	462,309	411,894	468,838

	$672,556	$595,321	$691,963

	2010	2009
Total assets:
Canada	$80,260	$74,327
United States	165,074	220,011

	$245,334	$294,338

	2010	2009
Total long-lived assets:
Canada	$56,624	$55,759
United States	104,944	112,726

	$161,568	$168,485

Long-lived assets include property and equipment, goodwill and intangible assets.

13.	Financial instruments:

The fair values of cash and cash equivalents, bank overdraft, accounts receivable and accounts payable and accrued liabilities approximate the carrying values because of the short-term nature of these financial instruments. The fair value of the Company’s long-term debt, determined based on the future cash flows associated with each debt instrument discounted using an estimate of the Company’s current borrowing rate for similar debt instruments of comparable maturity, is approximately equal to the carrying value at December 31, 2010 and 2009.

VITRAN CORPORATION INC.

Notes to Consolidated Financial Statements (continued)

(In thousands of United States dollars, except per share amounts where noted)

Years ended December 31, 2010, 2009 and 2008

14.	Lease commitments:

At December 31, 2010, future minimum rental payments relating to operating leases for premises and equipment are as follows:

Year ending December 31:
2011	$23,129
2012	19,256
2013	13,543
2014	10,013
2015	4,939
Thereafter	2,036

$72,916

Total rental expense under operating leases was $25.7 million for the year ended December 31, 2010 (2009 - $22.7 million; 2008 - $18.0 million).

The Company has guaranteed a portion of the residual values of certain assets under operating leases. If the market value of the assets at the end of the lease terms is less than the guaranteed residual value, the Company must, under certain circumstances, compensate the lessor for a portion of the shortfall. The maximum exposure under these guarantees is $10.3 million.

15.	Employee benefits:

The Company sponsors defined contribution plans in Canada and the United States. In Canada, the Company matches the employee’s contribution to their registered retirement savings plan up to a maximum contribution. In the United States, the Company sponsors 401(k) savings plans. The Company matches a percentage of the employee’s contribution subject to a maximum contribution. The expense related to the plans was $0.5 million for the year ended December 31, 2010 (2009 - $0.5 million; 2008 - $1.9 million).

16.	Contingent liabilities:

The Company is subject to legal proceedings that arise in the ordinary course of business. In the opinion of management, the aggregate liability, if any, with respect to these actions, will not have a material adverse effect on the consolidated financial position, results of operations or cash flows. Legal costs are expensed as incurred.

17.	Subsequent events:

On January 14, 2011, the Company announced the intended asset acquisition of Milan Express Inc.’s LTL business located in the United States, with an expected closing of February 19, 2011. As of the issuance date of these financial statements the Company continues to expect to close the transaction on February 19, 2011.

VITRAN CORPORATION INC.

Consolidated Supplemental Schedule of Quarterly Financial Information

(In thousands of United States dollars, except per share amounts where noted)

Years ended December 31, 2010, 2009

2010 (Unaudited)	First quarter	Second quarter	Third quarter	Fourth quarter
Revenue:
Less-than-truckload	$137,018	$148,826	$150,655	$145,095
Logistics	20,125	20,887	23,469	26,481

Total revenue	$157,143	$169,713	$174,124	$171,576
Income (loss) from continuing operations after depreciation and amortization	$(290)	$3,958	$4,069	$(890)
Income (loss) from discontinued operations	$347	$161	$94	$(2,735)
Net income (loss) from continuing operations	(1,276)	1,567	1,868	(40,208)
Net income (loss)	(929)	1,728	1,962	(42,943)
Earnings (loss) per share:
Basic – continuing operations	$(0.08)	$0.10	$0.11	$(2.47)
Diluted – continuing operations	(0.08)	0.10	0.11	(2.47)
Basic – net income (loss)	$(0.06)	$0.11	$0.12	$(2.63)
Diluted – net income (loss)	(0.06)	0.11	0.12	(2.63)

2009 (Unaudited)	First quarter	Second quarter	Third quarter	Fourth quarter
Revenue:
Less-than-truckload	$115,364	$131,667	$137,479	$134,705
Logistics	16,262	18,569	19,810	21,465

Total revenue	$131,626	$150,236	$157,289	$156,170
Income (loss) from continuing operations after depreciation and amortization	$(3,056)	$1,781	$2,184	$(2,119)
Income (loss) from discontinued operations	$150	$192	$150	$(2,480)
Net income (loss) from continuing operations	(2,506)	248	131	143
Net income (loss)	(2,356)	440	281	(2,337)
Earnings (loss) per share:
Basic – continuing operations	$(0.19)	$0.02	$0.01	$(0.15)
Diluted – continuing operations	(0.19)	0.02	0.01	(0.15)
Basic – net income (loss)	$(0.17)	$0.03	$0.02	$(0.14)
Diluted – net income (loss)	(0.17)	0.03	0.02	(0.14)

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

ITEM 9. A—CONTROLS AND PROCEDURES

As of the end of the period covered by this Annual Report on Form 10-K, the Company carried out an evaluation, under the supervision and with the participation of Company management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design, implementation and operation of its “disclosure controls and procedures”, as such term is defined in Rule 13a-15(e) of the Exchange Act. Based on this evaluation, the Company’s CEO and CFO have concluded that the Company’s “disclosure controls and procedures” are effective as of December 31, 2010 to enable the Company to record, process, summarize and report in a timely manner the information that the Company is required to disclose in submissions and filings with the SEC in accordance with the Exchange Act.

There have been no significant changes in our internal control over financial reporting, which we define in accordance with Exchange Act Rule 13a-15(f) to include our control environment, control procedures, and accounting systems, or any other factors that could materially affect or are reasonably likely to materially affect our internal control over financial reporting during the 2010 fourth quarter.

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

Vitran’s management team assessed the effectiveness of its internal control over financial reporting using the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and based on that assessment concluded that internal control over financial reporting was effective as of December 31, 2010.

KPMG LLP, an independent public accounting firm registered with the PCAOB, has issued an attestation report on the effectiveness of Vitran’s internal control over financial reporting, as stated in their report which is included herein.

February 9, 2011	/s/ Richard E. Gaetz, President and Chief Executive Officer
/s/ Sean P. Washchuk, Vice President Finance and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Vitran Corporation Inc.:

We have audited Vitran Corporation Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Vitran Corporation Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Vitran Corporation Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Vitran Corporation Inc. as of December 31, 2010 and 2009, and the related consolidated statements of income (loss), shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2010, and our report dated February 9, 2011 expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph regarding the Company’s adoption of FASB ASC Update No. 2010-06, Improving Disclosure about Fair Value Measurements except for the requirement to separately disclose purchases, sales, issuances and settlements of recurring Level 3 fair value measurements which is effective January 1, 2011, on January 1, 2010, FASB ASC 815-10-50, Disclosures about Derivative Instruments and Hedging Activities on January 1, 2009, and FASB ASC 855-10, Subsequent Events on June 30, 2009.

/s/ KPMG LLP
Chartered Accountant, Licensed Public Accountants

Toronto, Canada
February 9, 2011

ITEM 9. B—OTHER INFORMATION

None.

PART III

ITEM 10—DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information for directors, Section 16(a) beneficial ownership reporting and other compliance as required by Item 407 of Regulation S-K, is reported in the Company’s definitive proxy statement filed pursuant to Regulation 14A and is incorporated herein by reference. The following table sets forth certain information concerning our executive officers:

Name	Age	Position	History
Richard E. Gaetz (Mississauga, Canada)	53	President and Chief Executive Officer	Mr. Gaetz has been working in the transportation and logistics industry for more than 25 years. He has been actively involved with the growth and development of Vitran and has been responsible for Vitran’s freight and supply chain operations since he joined in 1989. He was elected to the Board of Directors of Vitran in 1995. Mr. Gaetz has extensive experience on both sides of the border. Prior to joining Vitran, he spent ten years with Clarke Transport, a large Canadian freight company, in various positions including Vice President. Mr. Gaetz received a Bachelor of Commerce degree from Dalhousie University in Halifax in 1979. He is an Executive Director of the Ontario Trucking Association and a director of the Canadian Trucking Alliance.

Sean P. Washchuk (Burlington, Canada)	38	Vice President Finance and Chief Financial Officer	Mr. Washchuk joined Vitran in 2000 as the Corporate Controller and was appointed Chief Financial Officer and Vice President Finance in 2004. Prior to joining Vitran in 2000, he was a Controller at a North American plastics recycling company and was also a manager at PricewaterhouseCoopers in the assurance and business advisory services practice. Mr. Washchuk is a Chartered Accountant with the Ontario Institute and received a Bachelor of Accounting degree from Brock University in Ontario.

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

ITEM 11—EXECUTIVE COMPENSATION

The information required by Item 11 of Form 10-K appears in the Company’s definitive proxy statement for the 2011 Annual Meeting of its Shareholders, reference to which is hereby made, and the information therein is incorporated herein by reference.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 of Form 10-K appears in the Company’s proxy statement for the 2011 Annual Meeting of its Shareholders, reference to which is hereby made, and the information therein is incorporated herein by reference.

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None

ITEM 14—PRINCIPAL ACCOUNTING FEES AND SERVICES

KPMG LLP has served as the Company’s auditors since 1989. For the fiscal years ended December 31, 2010 and 2009, fees billed by KPMG LLP to Vitran for services were:

	Year ended December 31,
	2010	2009
Audit and audit-related fees	$540,749	$505,895
Tax fees	Nil	Nil
All other fees	Nil	Nil

	$540,749	$505,895

All services provided by KPMG to Vitran for 2010 and 2009 were approved by the Audit Committee. The Audit Committee pre-approves all non-audit services to be provided to the Company or its subsidiary entities by its independent auditors. For further details regarding the Audit Committee approval process, please review the Audit Committee charter which is available free of charge on Vitran’s website at www.vitran.com.

For information regarding the members and other applicable information of the Audit Committee, please review the Company’s proxy statement for the 2011 Annual Meeting of its Shareholders, reference to which is hereby made, and the information therein is incorporated herein by reference.

PART IV

ITEM 15—EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	(1) Financial Statements

Consolidated Balance Sheets as at December 31, 2010 and 2009 and the Consolidated Statements of Income (Loss), Shareholders’ Equity and Cash Flows for the years ended December 31, 2010, 2009, and 2008 are reported on by KPMG LLP, Chartered Accountants. These statements are prepared in accordance with United States GAAP.

(2)	Financial Statement Schedules:

Schedule II—Valuation and Qualifying Accounts

Vitran Corporation Inc.

Three years ended December 31, 2010

Allowance for Doubtful Accounts

(in thousands of dollars) Description	Balance at beginning of year	Charges to costs and expenses	Deductions	Balance at end of year
Year ended December 31, 2008
Accounts receivable allowances for revenue adjustments and doubtful accounts	$2,490	$2,588	$(1,310)	$3,768
Year ended December 31, 2009
Accounts receivable allowances for revenue adjustments and doubtful accounts	$3,768	$1,436	$(1,730)	$3,474
Year ended December 31, 2010
Accounts receivable allowances for revenue adjustments and doubtful accounts	$3,474	$247	$(968)	$2,753

Deferred Tax Valuation Allowance

(in thousands of dollars) Description	Balance at beginning of year	Charges to costs and expenses	Deductions	Balance at end of year
Year ended December 31, 2008
Deferred tax asset valuation allowance	$—	$—	$—	$—
Year ended December 31, 2009
Deferred tax asset valuation allowance	$—	$—	$—	$—
Year ended December 31, 2010
Deferred tax asset valuation allowance	$—	$39,644	$—	$39,644

(3)	Exhibits Filed

The exhibits listed in the accompanying Exhibit Index are filed as part of this Annual Report on Form 10-K.

(b)	Separate Financial Statements

None

Exhibit Number	Description of Exhibit

4.1	Articles of Incorporation effective April 29, 1981(1)

4.2	Articles of Amendment effective May 27, 1987 (2)

4.3	Articles of Amendment effective July 16, 1987 (3)

4.4	Articles of Arrangement effective February 5, 1991 (4)

4.5	Articles of Amendment effective April 22, 2004 (5)

4.6	Amended By-Laws effective February 7, 2008 (6)

4.7	By-law to authorize the directors to borrow and give security effective July 16, 1987 (7)

5.1	Legal Opinion of Lang Michener LLP (23)

10.1	Employee Stock Option Plan (8)

10.2	Employment agreement dated November 25, 2004 from the registrant to Sean P. Washchuk (9)

10.3	Deferred share unit plan for Directors, dated September 14, 2005 (10)

10.4	Deferred share unit plan for Senior Executives, dated March 10, 2006 (11)

10.5	Credit Agreement between JPMorgan Chase Bank, N.A. as Agent and JPMorgan Chase Bank, N.A., JPMorgan Chase Bank, N.A., Toronto Branch, those other financial institutions whose names appear on the signature pages hereto and the other persons from time to time party hereto as Lenders as Lenders and J.P. Morgan Securities Inc.. as Lead Arranger and Sole Bookrunner and Bank of America, N.A. and Bank of Montreal as Co-Syndication Agents and National Bank of Canada and Fifth Third Bank as Co-Documentation Agents And Vitran Corporation Inc., Vitran Express Canada Inc. and Vitran Corporation as Borrowers Dated as of July 31, 2007 (12)

10.6	Amendment No. 2 to Credit Agreement between JPMorgan Chase Bank N.A. and those banks whose names appear on the signature pages hereto and Vitran Corporation Inc., Vitran Express Canada Inc. and Vitran Corporation(13)

10.7	Amendment No. 3 to Credit Agreement dated December 30, 2008, by and among Vitran Corporation Inc. and certain subsidiaries, JPMorgan Chase Bank, N.A., as Agent, and the Banks named therein. (14)

10.8	Amendment No. 4 to Credit Agreement between JPMorgan Chase Bank N.A. and those banks whose names appear on the signature pages hereto and Vitran Corporation Inc., Vitran Express Canada Inc. and Vitran Corporation(15)

10.9	Employment Agreement dated March 16, 2009 between the Registrant and Rick E. Gaetz (16)

10.10	Amendment No. 5 to Credit Agreement dated May 8, 2009, by and among Vitran Corporation Inc. and certain subsidiaries, JPMorgan Chase Bank, N.A., as Agent, and the Banks named therein (17)

10.11	Securities Purchase Agreement dated September 17, 2009 (18)

10.12	Amendment No. 6 to Credit Agreement dated September 17, 2009, by and among Vitran Corporation Inc. and certain subsidiaries, JPMorgan Chase Bank, N.A., as Agent, and the Banks named therein. (19)

10.13	Registration Rights Agreement dated September 21, 2009 (20)

10.14	Amendment No. 7 to Credit Agreement dated December 22, 2010, by and among Vitran Corporation Inc. and certain subsidiaries, JPMorgan Chase Bank, N.A., as Agent, and the Banks named therein. (23)

Exhibit Number	Description of Exhibit

14.1	Code of Conduct for Employees (21)

14.2	Code of Conduct for Directors (22)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (23)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (23)

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (23)

Notes:

(1)	Filed as Exhibit 1.1 to the Registrant’s Registration Statement on Form 20-F filed with the Commission on June 14, 1995.
(2)	Filed as Exhibit 1.2 to the Registrant’s Registration Statement on Form 20-F filed with the Commission on June 14, 1995.
(3)	Filed as Exhibit 1.3 to the Registrant’s Registration Statement on Form 20-F filed with the Commission on June 14, 1995.
(4)	Filed as Exhibit 1.4 to the Registrant’s Registration Statement on Form 20-F filed with the Commission on June 14, 1995.
(5)	Filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on May 7, 2004.
(6)	Filed as Exhibit 4.6 to the Registrant’s Registration Statement on Form S-8 filed with the Commission on September 11, 2009
(7)	Filed as Exhibit 1.6 to the Registrant’s Registration Statement on Form 20-F filed with the Commission on June 14, 1995.
(8)	Filed as Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 filed with the Commission on September 11, 2009.
(9)	Filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on December 9, 2004.
(10)	Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on September 15, 2005.
(11)	Filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on March 13, 2006.
(12)	Filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on August 9, 2007.
(13)	Filed as Exhibit 10.9.7 to the Registrant’s Current Report on Form 8-K filed on April 24, 2008.
(14)	Filed as Exhibit 10.9.8 to the Registrant’s Current Report on Form 8-K filed on January 5, 2009.
(15)	Filed as Exhibit 10.9.9 to the Registrant’s Annual Report on Form 10-K filed on March 11, 2009.
(16)	Filed as Exhibit 10.23 to the Registrant’s Current Report on Form 8-K filed on March 17, 2009.
(17)	Filed as Exhibit 10.9.9 to the Registrant’s Current Report on Form 8-K filed on May 28, 2009.
(18)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 18, 2009.
(19)	Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on September 18, 2009.
(20)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 22, 2009.
(21)	Filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on August 3, 2004.
(22)	Filed as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on August 3, 2004.
(23)	Filed as an exhibit to this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Toronto, Province of Ontario, on the 9th day of February, 2011.

Vitran Corporation Inc.

By:	/s/ SEAN P. WASHCHUK
Sean P. Washchuk
Vice President Finance and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ RICHARD D. MCGRAW Richard D. McGraw	Chairman of the Board	February 9, 2011

/s/ RICHARD E. GAETZ Richard E. Gaetz	President and Chief Executive Officer, Director	February 9, 2011

/s/ GEORGES L. HÉBERT Georges L. Hébert	Director	February 9, 2011

/s/ WILLIAM S. DELUCE William S. Deluce	Director	February 9, 2011

/s/ ANTHONY F. GRIFFITHS Anthony F. Griffiths	Director	February 9, 2011

/s/ JOHN R. GOSSLING John R. Gossling	Director	February 9, 2011

/s/ JAMES D. LUTES James D. Lutes	Director	February 9, 2011

/s/ SEAN P. WASHCHUK Sean P. Washchuk	Vice President Finance and Chief Financial Officer (Principal Financial Officer)	February 9, 2011

/s/ FAYAZ D. SULEMAN Fayaz D. Suleman	Corporate Controller (Principal Accounting Officer)	February 9, 2011