Form 10-Q
period 2011-03-31
VITRAN CORP INC
filed 2011-05-02
CIK 946823

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 16,330,041 common shares outstanding at April 26, 2011

Part I. Financial Information

Item 1:	Financial Statements

VITRAN CORPORATION INC.

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(Unaudited)

(In thousands of United States dollars except for per share amounts)

	Three months Ended March 31, 2011	Three months Ended March 31, 2010
Revenue	$185,388	$157,143
Operating expenses:
Salaries, wages and other employee benefits	69,617	64,129
Purchased transportation	29,992	25,551
Depreciation and amortization	4,357	4,766
Maintenance	8,092	7,008
Rents and leases	8,081	6,772
Purchased labor and owner operators	18,325	14,359
Fuel and fuel-related expenses	30,130	20,801
Other operating expenses	15,325	14,191
Other income	(38)	(144)

Total operating expenses	183,881	157,433

Income (loss) from continuing operations before undernoted	1,507	(290)
Interest expense, net	1,342	2,103

Income (loss) from continuing operations before income taxes	165	(2,393)
Income tax expense (recovery)	389	(1,117)

Net loss from continuing operations	(224)	(1,276)
Discontinued operations, net of income taxes	—	347

Net loss	$(224)	$(929)

Income (loss) per share:
Basic:
Net loss from continuing operations	$(0.01)	$(0.08)
Discontinued operations income	—	0.02
Net loss	$(0.01)	$(0.06)
Diluted:
Net loss from continuing operations	$(0.01)	$(0.08)
Discontinued operations income	—	0.02
Net loss	$(0.01)	$(0.06)
Weighted average number of shares:
Basic	16,315,374	16,266,441
Diluted	16,315,374	16,352,477

See accompanying notes to consolidated financial statements

VITRAN CORPORATION INC.

CONSOLIDATED BALANCE SHEETS

(In thousands of United States dollars)

	March 31, 2011	Dec. 31, 2010
	(Unaudited)	(Audited)
Assets
Current assets:
Accounts receivable	$89,027	$72,212
Inventory, deposits and prepaid expenses	11,652	9,761
Income and other taxes recoverable	140	—
Current assets of discontinued operations	268	1,683
Deferred income taxes	113	110

	101,200	83,766
Property and equipment	140,425	138,847
Intangible assets	7,652	8,268
Goodwill	14,615	14,453

	$263,892	$245,334

Liabilities and Shareholders’ Equity
Current liabilities:
Bank overdraft	$583	$3,906
Accounts payable and accrued liabilities	81,981	68,955
Income and other taxes payable	—	154
Current liabilities of discontinued operations	1,811	2,410
Current portion of long-term debt	16,390	19,545

	100,765	94,970
Long-term debt	61,553	49,838
Other	334	519
Deferred income taxes	1,375	1,160

Shareholders’ equity:
Common shares, no par value, unlimited authorized,
16,330,041 and 16,300,041 issued and outstanding at
March 31, 2011 and December 31, 2010, respectively	99,743	99,658
Additional paid-in capital	4,975	4,838
Accumulated deficit	(11,125)	(10,901)
Accumulated other comprehensive income	6,272	5,252

	99,865	98,847

	$263,892	$245,334

Contingent liabilities (note 9)

See accompanying notes to consolidated financial statements.

VITRAN CORPORATION INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands of United States dollars, except share amounts)

	Common shares		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
December 31, 2010	16,300,041	$99,658	$4,838	$(10,901)	$5,252	$98,847
Shares issued upon exercise of employee stock options	30,000	85	(5)	—	—	80
Net loss	—	—	—	(224)	—	(224)
Other comprehensive income	—	—	—	—	1,020	1,020
Share-based compensation	—	—	142	—	—	142

March 31, 2011	16,330,041	$99,743	$4,975	$(11,125)	$6,272	$99,865

	Common shares		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
December 31, 2009	16,266,441	$99,584	$4,264	$29,281	$2,658	$135,787
Net loss	—	—	—	(929)	—	(929)
Other comprehensive income	—	—	—	—	1,318	1,318
Share-based compensation	—	—	153	—	—	153

March 31, 2010	16,266,441	$99,584	$4,417	$28,352	$3,976	$136,329

VITRAN CORPORATION INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands of United States dollars)

	Three months Ended March 31, 2011	Three months Ended March 31, 2010
Cash provided by (used in):

Operations:
Net loss	$(224)	$(929)
Items not involving cash from operations
Depreciation and amortization expense	4,357	4,766
Deferred income taxes	(5)	(498)
Share-based compensation expense	142	153
Gain on sale of property and equipment	(38)	(144)
Income on discontinued operations	—	(347)
Change in non-cash working capital components	(5,974)	(3,658)

Continuing operations	(1,742)	(657)
Discontinued operations	816	606

	(926)	(51)

Investments:
Purchase of property and equipment	(2,340)	(2,865)
Proceeds on sale of property and equipment	64	710
Acquisition of business assets	(1,737)	—

	(4,013)	(2,155)

Financing:
Change in revolving credit facility and bank overdraft	9,177	7,822
Repayment of long-term debt	(3,000)	(3,908)
Repayment of capital leases	(971)	(1,273)
Issue of common shares upon exercise of employee stock options	80	—

	5,286	2,641
Effect of translation adjustment on cash	(347)	(435)

Increase in cash and cash equivalents	—	—
Cash and cash equivalents, beginning of period	—	—

Cash and cash equivalents, end of period	$—	$—

Change in non-cash working capital components:
Accounts receivable	$(16,815)	$(11,996)
Inventory, deposits and prepaid expenses	(1,891)	(383)
Income and other taxes recoverable	(294)	(1,204)
Accounts payable and accrued liabilities	13,026	9,925

	$(5,974)	$(3,658)

See accompanying notes to consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of United States dollars except for per share amounts)

1.	Accounting Policies

The interim consolidated financial statements have been prepared in accordance with the rules prescribed for filing interim financial statements and accordingly, do not contain all the disclosures that may be necessary for complete financial statements prepared in accordance with United States generally accepted accounting principles. The interim consolidated financial statements have been prepared in accordance with instructions to Quarterly Report on Form 10-Q. The interim consolidated financial statements should be read in conjunction with the Company’s 2010 Annual Report on Form 10-K. The interim consolidated financial statements follow the same accounting principles and methods of application as the most recent annual consolidated financial statements, except as noted in Note 2.

These interim unaudited consolidated financial statements reflect all adjustments which are, in the opinion of Management, necessary for a fair presentation of the results of the interim period presented. Operating results for the quarter ended March 31, 2011 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2011.

2.	New Accounting Pronouncements

Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“FASB ASC”) Update No. 2010-06 “Improving Disclosure about Fair Value Measurements”, requires enhanced disclosures about recurring and nonrecurring fair-value measurements including significant transfers in and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances and settlements on a gross basis of Level 3 fair-value measurements. FASB ASC update No. 2010-06 was adopted January 1, 2010 except for the requirement to separately disclose purchases, sales, issuances and settlements of recurring Level 3 fair value measurements which was adopted January 1, 2011.

3.	Discontinued Operations

During 2010, the Company completed the sale of selected assets of Frontier Transport Corporation, Vitran’s truckload operation, previously a reportable segment.

The following table summarizes the operations for all periods presented to classify Frontier’s operations as discontinued operations:

	Three months Ended March 31, 2011	Three months Ended March 31, 2010
Revenue	$—	$8,788

Income from discontinued operations	—	488
Income tax expense	—	(141)

Net income from discontinued operations	$—	$347

The following table summarizes the assets and liabilities from discontinued operations:

	March 31, 2011	Dec 31, 2010
Accounts receivable, net	$229	$1,596
Other current assets	39	87
Deferred income taxes	765	765
Deferred income taxes valuation allowance	(765)	(765)

Total assets from discontinued operations	$268	$1,683

	March 31, 2011	Dec 31, 2010
Accounts payable and accrued liabilities	$1,811	$2,410

Total liabilities from discontinued operations	$1,811	$2,410

4.	Acquisition

On February 19, 2011, the Company acquired selected assets of Milan Express Inc.’s (“Milan”) Less-than-Truckload (“LTL”) business, a private carrier headquartered in Milan, Tennessee for $7.6 million. Milan added new coverage to Vitran’s network in the states of Alabama, Georgia, Mississippi, North Carolina and South Carolina. The total purchase price was allocated to the fair value of tractor, trailer and other capital assets acquired. The acquisition was financed by a $6.0 million operating lease from a third party. The remaining $1.7 million of the purchase price was financed by the Company’s revolving credit facility. An additional $0.1 million of cash consideration is due in 6 months contingent on Vitran continuing to operate in three out of the five aforementioned states that were added to the Company’s existing network. The Company has recorded the $0.1 million as a liability as management believes the condition for payment will be met. The results of operations of Milan are included as part of the LTL segment in the consolidated results of the Company commencing on February 19, 2011.

5.	Foreign Currency Translation

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

For reporting purposes, the Canadian operations are translated into United States dollars using the current rate method. Under this method, all assets and liabilities are translated at the period-end rate of exchange and all revenue and expense items are translated at the average rate of exchange for the period. The resulting translation adjustment is recorded as a separate component of shareholders’ equity. United States dollar debt of $52.3 million is designated as a hedge of the investment in the United States dollar functional operations, such that related transaction gains and losses are recorded in the separate component of shareholders’ equity.

6.	Comprehensive Income (Loss)

The components of other comprehensive income (loss) (“OCI”) such as changes in foreign currency adjustments are required to be added to the Company’s reported net income to arrive at comprehensive income (loss). OCI (loss) items have no impact on the reported net income as presented on the Consolidated Statements of Income (Loss).

The following are the components of other comprehensive income (loss), net of income taxes, for the three months ended March 31, 2011 and 2010:

	Three months Ended March 31, 2011	Three months Ended March 31, 2010
Net loss	$(224)	$(929)

Translation adjustment	888	1,169
Interest rate swaps	184	205
Tax effect	(52)	(56)

Other comprehensive income (loss)	$1,020	$1,318

Comprehensive income (loss)	$796	$389

7.	Computation of Loss per Share

	Three months Ended March 31, 2011	Three months Ended March 31, 2010
Numerator:
Net loss from continuing operations	$(224)	$(1,276)
Net income from discontinued operations	—	347
Net loss	$(224)	$(929)

Denominator:
Basic weighted-average shares outstanding	16,315,374	16,266,441
Dilutive stock options	—	86,036
Dilutive weighted-average shares outstanding	16,315,374	16,352,477

Basic loss per share from continuing operations	$(0.01)	$(0.08)
Basic income per share from discontinued operations	—	0.02
Basic loss per share	$(0.01)	$(0.06)

Diluted loss per share from continuing operations	$(0.01)	$(0.08)
Diluted income per share from discontinued operations	—	0.02
Diluted loss per share	$(0.01)	$(0.06)

Due to the net loss for the three months ended March 31, 2011 and March 31, 2010, dilutive shares have no effect on the loss per share.

8.	Assets Held for Sale

The Company has certain assets that are classified as assets held for sale. These assets are carried on the balance sheet at the lower of the carrying amount or estimated fair value, less cost to sell. Once an asset is classified held for sale, there is no further depreciation taken on the asset. At March 31, 2011, the net book value of assets held for sale was approximately $6.1 million (December 31, 2010—$4.5 million). This amount is included in property and equipment on the balance sheet.

9.	Contingent Liabilities

The Company is subject to legal proceedings that arise in the ordinary course of business. In the opinion of Management, the aggregate liability, if any, with respect to these actions, will not have a material adverse effect on the consolidated financial position, results of operations or cash flows. Legal costs are expensed as incurred.

10.	Income Taxes

At December 31, 2010, the Company established a valuation allowance of $39.6 million for deferred tax assets as required by FASB ASC 740-10. At March 31, 2011, the Company increased the valuation allowance by $0.6 million to $40.2 million.

11.	Risk Management Activities and Fair Value Measurements

The Company is exposed to market risks, including the effect of changes in foreign currency exchange rates and interest rates, and uses derivatives to manage financial exposures that occur in the normal course of business. The Company does not hold or issue derivatives for trading purposes.

Interest Rate Swaps

The Company is exposed to interest rate volatility with regard to existing variable rate debt. The Company has entered into variable-to-fixed interest rate swaps on variable rate term debt and revolving debt to limit its exposure to changing interest rates and future cash flows for interest. The interest rate swaps provide for the Company to pay an amount equal to a specified fixed rate of interest times a notional principal amount and to receive in return an amount equal to a variable rate of interest times the same notional amount. The swaps are accounted for as cash flow hedges. The effective portions of changes in fair value of the interest rate swaps are recorded in Accumulated Other Comprehensive Income and are recognized into earnings in the same period in which the hedged forecasted transaction affects earnings. Ineffective portions of changes in fair value are recognized into earnings as they occur. At March 31, 2011, the notional amount of the swaps was $13.0 million, with the average pay rate being 5.07% and the average receive rate being 0.31%. The swaps mature at various dates up to December 31, 2011.

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

Liabilities measured at fair value on a recurring basis include the following as of March 31, 2011:

	Fair Value Measurements Using			Liabilities
(in thousands)	Level 1	Level 2	Level 3	At Fair Value
Liabilities
Interest rate swaps	$—	$334	$—	$334

Total liabilities	$—	$334	$—	$334

The following table presents the fair value of derivative instruments for the three months ended March 31, 2011:

	Notional Amount	Fair Value	Balance Sheet Location	Gain in OCI Three months ended March 31, 2011
Interest rate swaps	$13,000	$334	Other liabilities	$184

12.	Segmented Information

	Three months Ended March 31, 2011	Three months Ended March 31, 2010
Revenue:
LTL	$158,989	$137,018
SCO	26,399	20,125
Corporate office and other	—	—

	$185,388	$157,143

	Three months Ended March 31, 2011	Three months Ended March 31, 2010
Operating income (loss) from continuing operations:
LTL	$926	$(623)
SCO	2,090	1,363
Corporate office and other	(1,509)	(1,030)

	$1,507	$(290)

	Three months Ended March 31, 2011	Three months Ended March 31, 2010
Depreciation and amortization:
LTL	$3,949	$4,329
SCO	366	406
Corporate office and other	42	31

	$4,357	$4,766

13.	Subsequent events

The Company has completed an evaluation of all subsequent events through the issuance date of these consolidated financial statements and concluded no subsequent events occurred that required recognition or disclosure.

Item 2.	Management’s Discussion and Analysis of Results of Operation

The following discussion should be read in conjunction with our unaudited consolidated interim financial statements for the three months ended March 31, 2011 and the notes thereto as included in Item 1 of this Quarterly Report on Form 10-Q.

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

This Quarterly Report on Form 10-Q contains forward-looking statements regarding, but not limited to, the following:

•	the Company’s intention to return one quarter of each employee’s 5% salary and wage reduction in each fiscal quarter in 2011;

•	the Company’s intention to reduce purchased transportation expense by replacing purchased linehaul expense with Company drivers and Company operated rolling stock;

•	the Company’s expectation that it will be able to reduce maintenance expense with the addition of new tractors;

•	the Company’s expectation that fuel and fuel-related expenses will decline with the addition of new tractors;

•	the Company’s expectation that the additional density from the Milan acquisition and the plan to cross-sell the newly acquired territory will improve financial results;

•	the Company’s expectation that activity levels and pricing trends will improve year-over-year results;

•	the Company’s ability to maintain DSO below 40 days;

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

Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause Vitran’s actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that may cause such differences include but are not limited to technological change, increase in fuel costs, regulatory change, changes in tax legislation, the general health of the economy, changes in labor relations, geographic expansion, capital requirements, availability of financing, claims and insurance costs, environmental hazards, availability of qualified drivers and competitive factors. More detailed information about these and other factors is included in Item 1A – Risk Factors in the Company’s 2010Annual Report on Form 10-K. Many of these factors are beyond the Company’s control; therefore, future events may vary substantially from what the Company currently foresees. You should not place undue reliance on such forward-looking statements. Vitran Corporation Inc. does not assume the obligation to revise or update these forward-looking statements after the date of this document or to revise them to reflect the occurrence of future unanticipated events, except as may be required under applicable securities laws.

Unless otherwise indicated all dollar references herein are in U.S. dollars. The Company’s Annual Report on Form 10-K, as well as all the Company’s other required filings, may be obtained from the Company at www.vitran.com or from www.sedar.com or from www.sec.gov.

CONSOLIDATED RESULTS

The following table summarizes the Consolidated Statements of Income (Loss) for the three months ended March 31:

	For the three months ended March 31,
(in thousands)	2011	2010	2011 vs 2010
Revenue	$185,388	$157,143	18.0%

Salaries, wages and employee benefits	69,617	64,129	8.6%
Purchased transportation	29,992	25,551	17.4%
Depreciation and amortization	4,357	4,766	(8.6)%
Maintenance	8,092	7,008	15.5%
Rents and leases	8,081	6,772	19.3%
Purchased labor and owner operators	18,325	14,359	27.6%
Fuel and fuel related expenses	30,130	20,801	44.8%
Other operating expenses	15,325	14,191	8.0%
Operating income	(38)	(144)	(73.6)%

Total Expenses	$183,881	$157,433	16.8%

Income (loss) from continuing operations	1,507	(290)	619.7%
Interest expense, net	1,342	2,103	(36.2)%
Income tax expense (recovery)	389	(1,117)	134.8%

Net loss from continuing operations	(224)	(1,276)	82.4%

Net income from discontinued operations	—	347	(100.0)%

Net loss	$(224)	$(929)	75.9%

Income (loss) per share:
Basic – continuing operations	$(0.01)	$(0.08)
Basic – net loss	$(0.01)	$(0.06)

Diluted – continuing operations	$(0.01)	$(0.08)
Diluted – net loss	$(0.01)	$(0.06)
Operating Ratio (1)	99.2%	100.2%

Revenue increased 18.0% to $185.4 million for the first quarter of 2011 compared to $157.1 million in the first quarter of 2010. Revenue in the LTL and SCO segments increased 16.0%, and 31.2%, respectively. Revenue for the first quarter of 2011 was impacted by a stronger Canadian dollar and an increase in fuel surcharge revenue, accounting for approximately $11.3 million of the consolidated revenue increase. Excluding the impact of fuel surcharge revenue and a stronger Canadian dollar, revenue for the comparative quarters improved 10.8%. Detailed explanations for the fluctuations in revenue are discussed below in “Segmented Results”.

Salaries, wages and employee benefits increased 8.6% for the first quarter of 2011 compared to the same period a year ago. This is consistent with the 17.0% increase in employee headcount compared to March 31, 2010. Employee headcount increased by approximately 600 individuals hired subsequent to the purchase of the Milan Express Inc. (“Milan”) LTL assets on February 19, 2011. Furthermore, management committed to its US LTL business unit employees to return a quarter of the 2008 5% wage reduction at the commencement of each calendar quarter in 2011.

Purchased transportation increased 17.4% in the first quarter of 2011 compared to the first quarter of 2010. This was attributable to a 7.1% increase in shipments in the U.S. LTL business unit and a 8.7% increase in intermodal shipments in the Canadian LTL business unit that required additional railway transportation expense. Furthermore, the acquisition of Milan on February 19, 2011 required additional purchased transportation to service Vitran’s expanded footprint. The Company’s U.S. LTL business unit has committed to an additional 200 tractors to be delivered in the next quarter that may help reduce purchased transportation costs.

Depreciation and amortization expense declined 8.6% for the first quarter of 2011 compared to the same period in 2010, and is primarily attributable to the sale of rolling stock and buildings throughout 2010.

Maintenance expense increased 15.5% to $8.1 million for the first quarter of 2011 compared to $7.0 million for the first quarter of 2010. However, as a percentage of revenue, maintenance expense was consistent with the first quarter of 2010. With the addition of the new tractors that are to be delivered in 2011, it is management expectation that the Company will be able to reduce its maintenance costs.

Rents and leases expense increased 19.3% to $8.1 million for the first quarter of 2010 compared to $6.8 million for the first quarter of 2010. The increase is attributable to the approximately 400 pieces of new leased equipment added in 2010 as well as 17 new short-term leased facilities in the new territory added by the Milan acquisition. Rents and leases expense should continue to increase due to the aforementioned new tractors scheduled to be delivered in the second quarter of 2011.

Purchased labor and owner operator expenses, primarily driven by the Canadian LTL business unit and the SCO segment, increased in the comparable first quarter of 2011 and 2010 due to an increase in LTL shipments and an increase in activity levels within the SCO segment.

Fuel and fuel-related expenses increased 44.8% for the three-month period ended March 31, 2011 compared to the same three-month period a year ago. The average price of diesel increased approximately 25.7% in the comparative three-month periods. Furthermore, the Company’s fuel consumption increased due to the increase in activity as indicated by the 7.0% increase in shipments and the expanded fleet and territory attributable to the Milan acquisition. Fuel and fuel-related expenses are expected to decline slightly due to the improved fuel economy attributable to the 200 new tractors scheduled to arrive in the second quarter of 2011.

The Company incurred interest expense of $1.3 million in the first quarter of 2011 compared to interest expense of $2.1 million for the same quarter a year ago. The Company’s interest rate spread on its syndicated revolving and term debt was 200 bps less than the first quarter of 2010. Furthermore, total balance sheet debt at March 31, 2011 is $14.3 million less than March 31, 2010.

During the fourth quarter of 2010 and in accordance with Financial Accounting Standard Board (“FASB”) Accounting Standard Codification (“FASB ASC”) 740-10, the Company recorded a valuation allowance for all U.S. deferred tax assets. As required by this standard the Company increased the valuation allowance by $0.6 million, which would have been the tax recovery attributable to the Company’s U.S. based companies in the first quarter of 2011. Consequently, the Company recorded a consolidated tax expense of $0.4 million for the first quarter of 2011 compared to a recovery of $1.1 million for the first quarter of 2010.

Net loss from continuing operations for the 2011 first quarter was $0.2 million compared to a net loss of $1.3 million for the same quarter in 2010. This resulted in a loss per share of $0.01 for the first quarter of 2011 compared to a loss per share of $0.08 for the first quarter of 2009. The weighted average number of shares was 16.3 million for the first quarter of 2011 and 2010.

SEGMENTED RESULTS

Less-Than-Truckload (LTL)

The table below provides summary information for the LTL segment for the three months ended March 31:

	For the three months ended March 31,
(in thousands)	2011	2010	2011 vs 2010
Revenue	$158,989	$137,018	16.0%
Income (loss) from operations	926	(623)	248.6%
Operating ratio	99.4%	100.5%

	For the three months ended March 31,
(in thousands)	2011	2010	2011 vs 2010
Number of shipments (2)	1,012,521	946,319	7.0%
Weight (000s of lbs) (3)	1,526,539	1,431,596	6.6%
Revenue per shipment (4)	$157.02	$144.79	8.4%
Revenue per hundredweight (5)	$10.41	$9.57	8.8%

Revenue in the LTL segment increased 16.0% to $159.0 million in the first quarter of 2011 compared to $137.0 million in the same period a year ago. The increase in revenue was influenced by fuel surcharge which represented 15.6% of revenue in the first quarter of 2011 compared to 12.0% of revenue in the first quarter of 2010. Therefore, revenue net of fuel surcharge for the first quarter of 2011 increased 11.4% compared to the first quarter of 2010. Revenue, net of fuel surcharge, was impacted by positive momentum in the North American economy in the first quarter of 2011 and the additional business from the Milan acquisition as indicated by the increase in shipments and tonnage of 7.0% and 6.6% respectively compared to the first quarter of 2010.

Shipments per day in the U.S. LTL business unit increased 5.4% for the first quarter of 2011 compared to the first quarter of 2010. This can be primarily attributable to the acquisition of Milan on February 19, 2011. The addition of Milan and its pre-existing customers resulted in a 5.6% reduction in revenue per hundredweight and 3.0% reduction in length of haul compared to December 31, 2010 as Milan was primarily a short haul LTL carrier within its region. Management expects the revenue per hundredweight and length of haul to increase in the upcoming quarters as the freight environment continues to firm up and the LTL segment begins to sell the expanded territory.

The increased density attributable to the Milan acquisition as well as operational improvements throughout the LTL segment resulted in income from operations of $0.9 million for the first quarter of 2011 compared to a loss from operations of $0.6 million for the 2010 first quarter. Management believes that with the additional density from Milan, continued momentum in the North American economy as well as the opportunity to cross sell into its newly acquired territory in the southern U.S., the LTL segment is well positioned to improve income from operations over the long term.

Supply Chain Operation (SCO)

The table below provides summary information for the Supply Chain Operation segment for the three months ended March 31:

	For the three months ended March 31,
(in thousands)	2011	2010	2011 vs 2010
Revenue	$26,399	$20,125	31.2%
Income from operations	2,090	1,363	53.3%
Operating ratio	92.1%	93.2%

Revenue in the SCO segment improved 31.2% and income from operations increased by 53.3% for the first quarter of 2011 compared to the first quarter 2010. The improvement in income from operations is attributable to increased activity levels across all regions in the SCO segment as well as the addition of two dedicated facilities in the third quarter 2010, one in New Mexico and one in Utah, that were not included in the first quarter of 2010 results. Furthermore, the SCO segment participated in its first consulting contract during the first quarter of 2011 and recorded $0.3 million of consulting revenue. Should the current trend in activity levels persist, results in the upcoming quarters should exceed the previous years’ quarterly results.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow from operations for the first quarter of 2011 consumed $1.7 million compared to consumption of $0.7 million in the 2010 first quarter. Albeit net loss from continuing operations in the first quarter of 2011 improved $0.7 million, this gain was offset by the change in non-cash working capital, driven by the significant increase in revenue and corresponding accounts receivable in the first three months of 2011. Days sales outstanding (“DSO”) in the first quarter of 2011 was 38.6 days compared to DSO of 42.3 days for the first quarter of 2010.

The Company’s future operating cash flows are largely dependent upon the Company’s profitability and its ability to manage its working capital requirements, primarily accounts receivable, accounts payable, and wage and benefit accruals.

On February 19, 2011 the Company acquired selected assets of Milan, a private carrier headquartered in Milan, Tennessee for $7.6 million. Milan added new coverage to Vitran’s network in the states of Alabama, Georgia, Mississippi, North Carolina and South Carolina. The acquisition was financed by a $6.0 million operating lease from a third party. The remainder of the purchase price was financed by the Company’s revolving credit facility. An additional $0.1 million of cash consideration is due in 6 months contingent on Vitran continuing to operate in three out of the five new states that were added to the Company’s existing network.

As at March 31, 2011, interest-bearing debt was $78.5 million consisting of $16.5 million of term debt, $57.2 million drawn under a revolving credit facility and $4.8 million of capital leases. At December 31, 2010 interest-bearing debt was $73.3 million consisting of $19.5 million of term debt, capital leases of $5.8 million and $48.0 million drawn under the revolving credit facility.

During the first quarter of 2011, the Company repaid $3.0 million of term debt, $1.0 million of capital leases and drew down $9.2 million on its revolving credit facility. At March 31, 2011, the Company had $16.0 million of available credit facilities, net of outstanding letters of credit. The Company was in compliance with its debt covenants at March 31, 2011 and continues to achieve syndicated interest rate spreads of 250 bps over LIBOR, the lowest pricing available to the Company.

The Company generated $0.1 million in proceeds on the divestiture of surplus equipment in the first quarter of 2011. Capital expenditures, excluding acquisition capital expenditures, amounted to $2.3 million for the first three months of 2011 and were funded out of the revolving credit facility. In the first quarter of 2011 the majority of capital expenditures were for a facility in Knoxville, TN, rolling stock and information technology expenditures. The table below sets forth the Company’s capital expenditures for the three months ended March 31, 2011 and 2010.

	For the three months ended March 31,
(in thousands of dollars)	2011	2010
Real estate and buildings	$1,403	$1,400
Tractors	432	283
Trailing fleet	127	540
Information technology	163	322
Leasehold improvements	58	12
Other equipment	157	308

Total	$2,340	$2,865

Management estimates that cash capital expenditures, excluding real estate additions for the remainder of 2011, will be between $9.0 million and $15.0 million. The Company may enter into operating leases to fund the acquisition of specific equipment should the business levels exceed the current equipment capacity of the Company. The Company expects to finance its capital requirements with cash flow from operations, operating leases and, if required, its $16.0 million of available credit facilities.

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

The following table summarizes our significant contractual obligations and commercial commitments as of March 31, 2011:

(in thousands of dollars)		Payments due by period
Contractual Obligations	Total	2011	2012 & 2013	2014 & 2015		Thereafter
Term credit facilities	$16,500	$13,000	$3,500	$	Nil	$	Nil
Revolving credit facilities	57,185	Nil	57,185		Nil		Nil
Capital lease obligations	4,841	2,574	2,267		Nil		Nil
Estimated interest payments (1)	2,787	1,839	948		Nil		Nil

Sub-total	81,313	17,413	63,900		Nil		Nil
Operating leases	75,426	20,453	37,714		15,457		1,802
Purchase obligations (2)	16,100	16,100	Nil		Nil		Nil

Total Contractual Obligations	$172,839	$53,966	$101,614		$15,457		$1,802

(1)	The Company has estimated its interest obligation on its fixed and variable rate obligations. For fixed rate debt where variable-to-fixed interest rate swaps are in place, the fixed interest rate was used to determine the interest obligation until the interest rate swaps mature. For other fixed rate debt, the fixed rate was used to determine the interest rate obligation. For variable rate debt, the variable rate in place at March 31, 2011 was used to determine the total interest obligation.

(2)	The Company has a contractual obligation for approximately $16.1 million for the purchase of tractors in 2011. The Company has commitments to finance the purchase with an operating lease.

In addition to the above-noted contractual obligations, as at March 31, 2011, the Company utilized the revolving credit facilities for standby letters of credit (“LOC”) of $20.5 million. The LOC’s are used as collateral for self-insured retention of insurance claims. Export Development Canada (“EDC”) provided guarantees up to $12.2 million on specific LOC’s to the Company’s syndicated lenders. As a result, the Company’s definition of funded debt in the associated credit agreement excludes LOC’s guaranteed by the EDC.

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

OUTLOOK

The North American transportation environment continues to show positive economic signs in the first quarter of 2011. Activity levels in the LTL and SCO segments all exceeded the first quarter of 2010. The most significant opportunity remains in the U.S. LTL business unit, particularly if the pricing environment remains positive and the Company has the opportunity to cross sell its customer into and out of its new territory within the southern states of North Carolina, South Carolina, Georgia, Alabama and Mississippi. Management remains optimistic, should activity levels and pricing initiatives continue to improve, Vitran’s financial results should continue to improve in 2011.

QUARTERLY RESULTS (unaudited)

(thousands of dollars except per share amounts)	2011 Q1	2010 Q4 *	2010 Q3	2010 Q2	2010 Q1	2009 Q4	2009 Q3	2009 Q2
Revenue	$185,388	$171,576	$174,124	$169,713	$157,143	$156,170	$157,289	$150,236
Income (loss) from continuing operations	1,507	(2,735)	4,069	3,958	(290)	(2,119)	2,184	1,781
Net Income (loss) from continuing operations	(224)	(40,208)	1,868	1,567	(1,276)	(2,480)	131	248
Income (loss) from continuing operations per share:
Basic	$(0.01)	$(2.47)	$0.11	$0.10	$(0.08)	$(0.15)	$0.01	$0.02
Diluted	(0.01)	(2.47)	0.11	0.10	(0.08)	(0.15)	0.01	0.02
Weighted average number of shares:
Basic	16,315,374	16,299,643	16,277,202	16,266,441	16,266,441	16,266,441	13,886,286	13,498,159
Diluted	16,315,374	16,299,643	16,359,468	16,365,410	16,266,441	16,266,441	14,001,903	13,592,162

*	In the fourth quarter of 2010, Vitran recorded a non-cash tax valuation allowance of $38.9 million negatively impacting income from continuing operations.

Definitions of non-GAAP measures:

(1)	Operating ratio (“OR”) is a non-GAAP financial measure which does not have any standardized meaning prescribed by GAAP. OR is the sum of total operating expenses, divided by revenue. OR allows management to measure the Company and its various segments’ operating efficiency. OR is a widely recognized measure in the transportation industry which provides a comparable benchmark for evaluating the Company’s performance compared to its competitors. Investors should also note that the Company’s presentation of OR may not be comparable to similarly titled measures by other companies. OR is calculated as follows:

	Three months Ended March 31, 2011	Three months Ended March 31, 2010
Total operating expenses	$183,881	$157,433
Revenue	$185,388	$157,143

Operating ratio (“OR”)	99.2%	100.2%

(2)	A shipment is a single movement of goods from a point of origin to its final destination as described on a bill of lading document.

(3)	Weight represents the total pounds shipped.

(4)	Revenue per shipment represents revenue divided by the number of shipments.

(5)	Revenue per hundredweight is the price obtained for transporting 100 pounds of LTL freight from point to point, calculated by dividing the revenue for an LTL shipment by the hundredweight (weight in pounds divided by 100) for a shipment.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

(in thousands of dollars)		Payments due by period
Long-term debt	Total	2011	2012 & 2013		2014 & 2013		Thereafter
Variable Rate
Term bank facility	$13,000	$13,000	$	Nil	$	Nil	$	Nil
Average interest rate (LIBOR)	2.81%	2.81%

Term bank facility	3,500	Nil		3,500		Nil		Nil
Average interest rate (LIBOR)	2.81%			2.81%

Revolving bank facility	57,185	Nil		57,185		Nil		Nil
Average interest rate (LIBOR)	2.81%			2.81%
Fixed Rate
Capital lease obligations	4,841	2,574		2,267		Nil		Nil
Average interest rate	6.15%	6.15%		6.15%

Total	$78,526	$15,574		$62,952	$	Nil	$	Nil

The Company uses variable-to-fixed interest rate swaps on its term and revolving credit facilities with a notional amount of $13.0 million at March 31, 2011. The average pay rate on the swaps is 5.07% and the average receive rate is the three-month LIBOR rate, which is currently 0.31%. To value the interest rate swaps, a discounted cash flow model is utilized. Primary inputs into the model that will cause the fair value to fluctuate period-to-period include the fixed interest rates, the future interest rates, credit risk and the remaining time to maturity of the interest rate swaps. Management’s intention is to hold the interest rate swaps to maturity.

The Company is exposed to foreign currency risk as fluctuations in the United States dollar against the Canadian dollar can impact the financial results of the Company. The Company’s Canadian operations realize foreign currency exchange gains and losses on the United States dollar denominated revenue generated against Canadian dollar denominated expenses. Furthermore, the Company reports its results in United States dollars thereby exposing the results of the Company’s Canadian operations to foreign currency fluctuations. In addition, the Company’s United States dollar debt of $52.3 million is designated as a hedge of the investment in the United States’ self-sustaining foreign operations.

Item 4.	Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of Company Management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design, implementation and operation of its “disclosure controls and procedures”, as such term is defined in Rule 13a-15(e) of the Exchange Act. Based on this evaluation, the Company’s CEO and CFO have concluded that the Company’s “disclosure controls and procedures” are effective as of March 31, 2011 to enable the Company to record, process, summarize and report in a timely manner the information that the Company is required to disclose in submissions and filings with the SEC in accordance with the Exchange Act.

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

Item 1A.	Risk Factors

See Part 1A of the Company’s 2010 Annual Report on Form 10-K.

Item 2.	Unregistered Sale of Equity and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Removed and Reserved

Item 5.	Other Information

None.

Item 6.	Exhibits and Reports on Form 8-K

Exhibits

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 26, 2011

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 26, 2011

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated April 26, 2011

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VITRAN CORPORATION INC.

/s/ SEAN P. WASHCHUK
Sean P. Washchuk
Date: May 2, 2011	Vice President of Finance and Chief Financial Officer
(Principle Financial Officer)