Form 10-Q
period 2011-06-30
VITRAN CORP INC
filed 2011-08-09
CIK 946823

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 16,330,041 common shares outstanding at July 21, 2011

Part I. Financial Information

Item 1:	Financial Statements

VITRAN CORPORATION INC.

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(Unaudited)

(In thousands of United States dollars except for per share amounts)

	Three months Ended June 30, 2011	Three months Ended June 30, 2010	Six months Ended June 30, 2011	Six months Ended June 30, 2010
Revenue	$208,881	$169,713	$394,269	$326,856
Operating expenses:
Salaries, wages and other employee benefits	79,877	66,558	149,494	130,687
Purchased transportation	34,625	28,291	64,617	53,842
Depreciation and amortization	4,040	4,629	8,397	9,395
Maintenance	8,994	6,878	17,086	13,886
Rents and leases	9,175	7,078	17,256	13,850
Purchased labor and owner operators	20,259	15,442	38,584	29,801
Fuel and fuel-related expenses	36,074	22,049	66,204	42,850
Other operating expenses	16,145	14,831	31,470	29,022
Other income	(67)	(1)	(105)	(145)

Total operating expenses	209,122	165,755	393,003	323,188

Income (loss) from continuing operations before undernoted	(241)	3,958	1,266	3,668
Interest expense, net	1,311	1,920	2,653	4,023

Income (loss) from continuing operations before income taxes	(1,552)	2,038	(1,387)	(355)
Income tax expense (recovery)	745	471	1,134	(645)

Net income (loss) from continuing operations	(2,297)	1,567	(2,521)	290
Discontinued operations, net of income taxes	—	161	—	509

Net income (loss)	$(2,297)	$1,728	$(2,521)	$799

Income (loss) per share:
Basic:
Net loss from continuing operations	$(0.14)	$0.10	$(0.15)	$0.02
Discontinued operations income	—	0.01	—	0.03
Net loss	$(0.14)	$0.11	$(0.15)	$0.05
Diluted:
Net loss from continuing operations	$(0.14)	$0.10	$(0.15)	$0.02
Discontinued operations income	—	0.01	—	0.03
Net loss	$(0.14)	$0.11	$(0.15)	$0.05
Weighted average number of shares:
Basic	16,330,041	16,266,441	16,322,748	16,266,441
Diluted	16,330,041	16,365,410	16,322,748	16,359,079

See accompanying notes to consolidated financial statements

VITRAN CORPORATION INC.

CONSOLIDATED BALANCE SHEETS

(In thousands of United States dollars)

	June 30, 2011	Dec. 31, 2010
	(Unaudited)	(Audited)
Assets
Current assets:
Accounts receivable	$94,084	$72,212
Inventory, deposits and prepaid expenses	9,861	9,761
Current assets of discontinued operations	—	1,683
Deferred income taxes	114	110

	104,059	83,766
Property and equipment	141,383	138,847
Intangible assets	7,037	8,268
Goodwill	14,650	14,453

	$267,129	$245,334

Liabilities and Shareholders’ Equity
Current liabilities:
Bank overdraft	$511	$3,906
Accounts payable and accrued liabilities	86,858	68,955
Income and other taxes payable	519	154
Current liabilities of discontinued operations	201	2,410
Current portion of long-term debt	13,111	19,545

	101,200	94,970
Long-term debt	66,362	49,838
Other	182	519
Deferred income taxes	1,470	1,160

Shareholders’ equity:
Common shares, no par value, unlimited authorized, 16,330,041 and 16,300,041 issued and outstanding at June 30, 2011 and December 31, 2010, respectively	99,743	99,658
Additional paid-in capital	5,094	4,838
Accumulated deficit	(13,422)	(10,901)
Accumulated other comprehensive income	6,500	5,252

	97,915	98,847

	$267,129	$245,334

Contingent liabilities (note 10)

See accompanying notes to consolidated financial statements.

VITRAN CORPORATION INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands of United States dollars, except share amounts)

	Common shares		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
December 31, 2010	16,300,041	$99,658	$4,838	$(10,901)	$5,252	$98,847
Shares issued upon exercise of employee stock options	30,000	85	(5)	—	—	80
Net loss	—	—	—	(2,521)	—	(2,521)
Other comprehensive income	—	—	—	—	1,248	1,248
Share-based compensation	—	—	261	—	—	261

June 30, 2011	16,330,041	$99,743	$5,094	$(13,422)	$6,500	$97,915

	Common shares		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
December 31, 2009	16,266,441	$99,584	$4,264	$29,281	$2,658	$135,787
Net income	—	—	—	799	—	799
Other comprehensive loss	—	—	—	—	(189)	(189)
Share-based compensation	—	—	296	—	—	296

June 30, 2010	16,266,441	$99,584	$4,560	$30,080	$2,469	$136,693

VITRAN CORPORATION INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands of United States dollars)

	Three months Ended June 30, 2011	Three months Ended June 30, 2010	Six months Ended June 30, 2011	Six months Ended June 30, 2010
Cash provided by (used in):

Operations:
Net income (loss)	$(2,297)	$1,728	$(2,521)	$799
Items not involving cash from operations:
Depreciation and amortization expense	4,040	4,629	8,397	9,395
Deferred income taxes	64	115	59	(382)
Share-based compensation expense	119	143	261	296
Gain on sale of property and equipment	(67)	(1)	(105)	(145)
Income on discontinued operations	—	(161)	—	(509)
Change in non-cash working capital components	2,270	(2,413)	(3,704)	(6,071)

Continuing operations	4,129	4,040	2,387	3,383
Discontinued operations	(1,342)	267	(526)	873

	2,787	4,307	1,861	4,256

Investments:
Purchase of property and equipment	(4,268)	(1,116)	(6,608)	(3,981)
Proceeds on sale of property and equipment	265	116	329	826
Acquisition of business assets	—	—	(1,737)	—

	(4,003)	(1,000)	(8,016)	(3,155)

Financing:
Change in revolving credit facility and bank overdraft	5,438	837	14,615	8,659
Repayment of long-term debt	(3,000)	(3,447)	(6,000)	(7,355)
Repayment of capital leases	(939)	(1,124)	(1,910)	(2,397)
Issue of common shares upon exercise of employee stock options	—	—	80	—

	1,499	(3,734)	6,785	(1,093)
Effect of translation adjustment on cash	(283)	427	(630)	(8)

Increase in cash and cash equivalents	—	—	—	—
Cash and cash equivalents, beginning of period	—	—	—	—

Cash and cash equivalents, end of period	$—	$—	$—	$—

Change in non-cash working capital components:
Accounts receivable	$(5,057)	$1,493	$(21,872)	$(10,503)
Inventory, deposits and prepaid expenses	1,791	1,629	(100)	1,246
Income and other taxes payable	659	(1,105)	365	(2,309)
Accounts payable and accrued liabilities	4,877	(4,430)	17,903	5,495

	$2,270	$(2,413)	$(3,704)	$(6,071)

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

These interim unaudited consolidated financial statements reflect all adjustments which are, in the opinion of Management, necessary for a fair presentation of the results of the interim period presented. Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2011.

2. New Accounting Pronouncements

Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“FASB ASC”) Update No. 2011-05 “Presentation of Comprehensive Income”, requires entities to present net income and comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and comprehensive income. FASB ASC Update No. 2011-05 will be adopted by the Company on January 1, 2012.

FASB ASC Update No. 2010-06 “Improving Disclosure about Fair Value Measurements”, requires enhanced disclosures about recurring and nonrecurring fair-value measurements including significant transfers in and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances and settlements on a gross basis of Level 3 fair-value measurements. FASB ASC Update No. 2010-06 was adopted January 1, 2010 except for the requirement to separately disclose purchases, sales, issuances and settlements of recurring Level 3 fair value measurements, which was adopted January 1, 2011.

3. Discontinued Operations

During 2010, the Company completed the sale of selected assets of Frontier Transport Corporation, Vitran’s truckload operation, previously a reportable segment.

The following table summarizes the operations for all periods presented to classify Frontier’s operations as discontinued operations:

	Three months Ended June 30, 2011	Three months Ended June 30, 2010	Six months Ended June 30, 2011	Six months Ended June 30, 2010
Revenue	$—	$9,294	$—	$18,082
Income from discontinued operations	—	184	—	672
Income tax expense	—	(23)	—	(163)

Net income from discontinued operations	$—	$161	$—	$509

The following table summarizes the assets and liabilities from discontinued operations:

	June 30, 2011	Dec 31, 2010
Accounts receivable, net	$—	$1,596
Other current assets	—	87
Deferred income taxes	765	765
Deferred income taxes valuation allowance	(765)	(765)

Total assets from discontinued operations	$—	$1,683

	June 30, 2011	Dec 31, 2010
Accounts payable and accrued liabilities	$201	$2,410

Total liabilities from discontinued operations	$201	$2,410

4. Acquisition

On February 19, 2011, the Company acquired selected assets of Milan Express Inc.’s (“Milan”) Less-than-Truckload (“LTL”) business, a private carrier headquartered in Milan, Tennessee for $7.6 million. Milan added new coverage to Vitran’s network in the states of Alabama, Georgia, Mississippi, North Carolina and South Carolina. The total purchase price was allocated to the fair value of tractor, trailer and other capital assets acquired. The acquisition was financed by a $6.0 million operating lease from a third party. The remaining $1.7 million of the purchase price was financed by the Company’s revolving credit facility. An additional $0.1 million of cash consideration is due in 6 months from the closing date contingent on Vitran continuing to operate in three out of the five aforementioned states that were added to the Company’s existing network. The Company has recorded the $0.1 million as a liability as management believes the condition for payment will be met. The results of operations of Milan are included as part of the LTL segment in the consolidated results of the Company commencing on February 19, 2011.

5. Long-term Debt

On June 30, 2011, the Company amended its credit agreement in respect of certain financial maintenance tests with substantially the same terms. The interest rate margin increased by 300 to 400 basis points based on the method of borrowing with no interest rate floor. The amendment is effective June 30, 2011 to maturity on July 31, 2012. As at June 30, 2011, the Company is in compliance with these amended maintenance tests and Management expects to be in compliance for the next twelve months. On July 11, 2011, the Company expanded its revolving credit facility to provide up to $111.5 million, with the maturity remaining July 31, 2012.

At June 30, 2011 the Company had $10.0 million outstanding under the term facility, $62.6 million outstanding under the revolving credit facility, $3.5 million outstanding under a separate term credit facility and $3.9 million of capital lease obligations.

6. Foreign Currency Translation

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

For reporting purposes, the Canadian operations are translated into United States dollars using the current rate method. Under this method, all assets and liabilities are translated at the period-end rate of exchange and all revenue and expense items are translated at the average rate of exchange for the period. The resulting translation adjustment is recorded as a separate component of shareholders’ equity. The revaluation of United States dollar denominated debt held by an entity with a Canadian functional currency, that hedges the net investment in the Company’s U.S. dollar denominated self-sustaining subsidiaries, is recorded to accumulated other comprehensive income. In a hedge of a net investment in self-sustaining foreign subsidiaries, the portion of the gain or loss on the hedging item that is determined to be an effective hedge is recognized in other comprehensive income and the ineffective portion is recognized in earnings.

7. Comprehensive Income (Loss)

The components of other comprehensive income (loss) (“OCI”) such as changes in foreign currency adjustments are required to be added to the Company’s reported net income to arrive at comprehensive income (loss). OCI (loss) items have no impact on the reported net income as presented on the Consolidated Statements of Income (Loss).

The following are the components of other comprehensive income (loss), net of income taxes, for the three and six months ended June 30, 2011 and 2010:

	Three months Ended June 30, 2011	Three months Ended June 30, 2010	Six months Ended June 30, 2011	Six months Ended June 30, 2010
Net income (loss)	$(2,297)	$1,728	$(2,521)	$799
Translation adjustment	119	(1,708)	1,007	(539)
Interest rate swaps	151	277	335	482
Tax effect	(42)	(76)	(94)	(132)

Other comprehensive income (loss)	$228	$(1,507)	$1,248	$(189)

Comprehensive income (loss)	$(2,069)	$221	$(1,273)	$610

8. Computation of Loss per Share

	Three months Ended June 30, 2011	Three months Ended June 30, 2010	Six months Ended June 30, 2011	Six months Ended June 30, 2010
Numerator: Net income (loss) from continuing operations	$(2,297)	$1,567	$(2,521)	$290
Net income from discontinued operations	—	161	—	509
Net income (loss)	$(2,297)	$1,728	$(2,521)	$799

Denominator:
Basic weighted-average shares outstanding	16,330,441	16,266,441	16,322,748	16,266,441
Dilutive stock options	—	98,969	—	92,638
Dilutive weighted-average shares outstanding	16,330,441	16,365,410	16,322,748	16,359,079

Basic income (loss) per share from continuing operations	$(0.14)	$0.10	$(0.15)	$0.02
Basic income per share from discontinued operations	—	0.01	—	0.03
Basic income (loss) per share	$(0.14)	$0.11	$(0.15)	$0.05
Diluted income (loss) per share from continuing operations	$(0.14)	$0.10	$(0.15)	$0.02
Diluted income per share from discontinued operations	—	0.01	—	0.03
Diluted income (loss) per share	$(0.14)	$0.11	$(0.15)	$0.05

Due to the net loss for the three and six months ended June 30, 2011, dilutive shares have no effect on the loss per share. For the three and six months ended June 30, 2010, dilutive shares excludes the effect of 773,900 anti-dilutive options.

9. Assets Held for Sale

The Company has certain assets that are classified as assets held for sale. These assets are carried on the balance sheet at the lower of the carrying amount or estimated fair value, less cost to sell. Once an asset is classified held for sale, there is no further depreciation taken on the asset. At June 30, 2011, the net book value of assets held for sale was approximately $6.1 million (December 31, 2010—$4.5 million). This amount is included in property and equipment on the balance sheet.

10. Contingent Liabilities

The Company is subject to legal proceedings that arise in the ordinary course of business. In the opinion of Management, the aggregate liability, if any, with respect to these actions, will not have a material adverse effect on the consolidated financial position, results of operations or cash flows. Legal costs are expensed as incurred.

11. Income Taxes

At December 31, 2010, the Company established a valuation allowance of $39.6 million for deferred tax assets as required by FASB ASC 740-10. At June 30, 2011, the Company increased the valuation allowance by $2.4 million to $42.0 million.

12. Risk Management Activities and Fair Value Measurements

The Company is exposed to market risks, including the effect of changes in foreign currency exchange rates and interest rates, and uses derivatives to manage financial exposures that occur in the normal course of business. The Company does not hold or issue derivatives for trading purposes.

The Company formally documents all significant relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives to specific assets and liabilities on the balance sheet or to specific firm commitments or anticipated transactions. The Company assesses all hedging relationships to determine whether the criteria for hedge accounting are met. To qualify for hedge accounting, the hedging relationship must be appropriately documented at inception of the hedge and there must be reasonable assurance, both at the inception and throughout the term of the hedge, that the hedging relationship will be effective. Effectiveness requires a high degree of correlation of changes in fair values or cash flows between the hedged item and the hedging instrument. Effectiveness is assessed on an ongoing basis through the term of the hedge in order to determine if hedge accounting remains appropriate.

Interest Rate Swaps

The Company is exposed to interest rate volatility with regard to existing variable rate debt. The Company has entered into variable-to-fixed interest rate swaps on variable rate term debt and revolving debt to limit its exposure to changing interest rates and future cash flows for interest. The interest rate swaps provide for the Company to pay an amount equal to a specified fixed rate of interest times a notional principal amount and to receive in return an amount equal to a variable rate of interest times the same notional amount. The swaps are accounted for as cash flow hedges. The effective portions of changes in fair value of the interest rate swaps are recorded in Accumulated Other Comprehensive Income and are recognized into earnings in the same period in which the hedged forecasted transaction affects earnings. Ineffective portions of changes in fair value are recognized into earnings as they occur. At June 30, 2011, the notional amount of the swaps was $10.0 million, with the average pay rate being 5.07% and the average receive rate being 0.25%. The swaps mature at various dates up to December 31, 2011.

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

Liabilities measured at fair value on a recurring basis include the following as of June 30, 2011:

	Fair Value Measurements Using			Liabilities
(in thousands)	Level 1	Level 2	Level 3	At Fair Value
Liabilities
Interest rate swaps	$—	$182	$—	$182

Total liabilities	$—	$182	$—	$182

The following table presents the fair value of derivative instruments for the three and six months ended June 30:

	Notional Amount	Fair Value	Balance Sheet Location	Gain in OCI Three months ended June 30, 2011	Gain in OCI Six months ended June 30, 2011
Interest rate swaps	$10,000	$182	Other liabilities	$151	$335

Hedges of net investment in self-sustaining operations:

United States dollar denominated debt of $60.3 million held by an entity with a Canadian dollar functional currency is designated as a hedge against the Company’s exposure for a portion of its net investment in self-sustaining U.S. dollar denominated subsidiaries with a view to reducing the impact of foreign exchange fluctuations. The foreign exchange effect of both the U.S. dollar debt and the net investment in U.S. dollar denominated subsidiaries is reported in other comprehensive income. As at June 30, 2011, the Company’s net investment in U.S. dollar denominated subsidiaries totaled $279.8 million. No ineffectiveness has been recorded in earnings as the notional amounts of the hedging item equals the portion of the net investment balance being hedged.

13. Segmented Information

	Three months Ended June 30, 2011	Three months Ended June 30, 2010	Six months Ended June 30, 2011	Six months Ended June 30, 2010
Revenue:
LTL	$178,362	$148,826	$337,351	$285,844
SCO	30,519	20,887	56,918	41,012

	$208,881	$169,713	$394,269	$326,856

	Three months Ended June 30, 2011	Three months Ended June 30, 2010	Six months Ended June 30, 2011	Six months Ended June 30, 2010
Operating income (loss) from continuing operations:
LTL	$(1,182)	$3,856	$(256)	$3,233
SCO	2,337	1,401	4,427	2,764
Corporate office and other	(1,396)	(1,299)	(2,905)	(2,329)

	$(241)	$3,958	$1,266	$3,668

	Three months Ended June 30, 2011	Three months Ended June 30, 2010	Six months Ended June 30, 2011	Six months Ended June 30, 2010
Depreciation and amortization:
LTL	$3,630	$4,188	$7,579	$8,517
SCO	368	410	734	816
Corporate office and other	42	31	84	62

	$4,040	$4,629	$8,397	$9,395

14. Subsequent events

On July 11, 2011, the Company expanded its revolving credit facility to provide up to $111.5 million, with the maturity remaining July 31, 2012.

Item 2.	Management’s Discussion and Analysis of Results of Operation

The following discussion should be read in conjunction with our unaudited consolidated interim financial statements for the three and six months ended June 30, 2011 and the notes thereto as included in Item 1 of this Quarterly Report on Form 10-Q.

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

This Quarterly Report on Form 10-Q contains forward-looking statements regarding, but not limited to, the following:

•	the Company’s expectation that efficiencies within the U.S. LTL business unit will reduce salaries, wages and employee benefits expense as a percentage of revenue;

•

the Company’s expectation revenue per hundredweight and length of haul will increase in upcoming quarters as the freight environment improves and the LTL segment begins to cross-sell the newly acquired territory;

•	the Company’s intention to return one quarter of each employee’s 5% salary and wage reduction in each fiscal quarter in 2011;

•	the Company’s intention to reduce purchased transportation expense by replacing purchased linehaul expense with Company drivers and Company operated rolling stock;

•	the Company’s expectation that it will be able to reduce maintenance expense with the addition of new tractors;

•	the Company’s expectation that fuel and fuel-related expenses will decline with the addition of new tractors;

•	the Company’s expectation that the additional density from the Milan acquisition and the plan to cross-sell the newly acquired territory will improve financial results;

•	the Company’s expectation that operational improvements within the U.S. LTL business unit will have a positive impact in upcoming quarters;

•	the Company’s expectation that activity levels and pricing trends will improve year-over-year results;

•	the Company’s ability to maintain DSO below 40 days;

•

the Company’s intention to purchase a specified level of property and equipment and to finance such acquisitions with cash flow from operations and, if necessary, from the Company’s revolving credit facilities;

•	the Company’s ability to meet future debt covenants and develop successful financing alternatives;

•	the Company’s ability to generate future operating cash flows from profitability and managing working capital;

•	the Company’s ability to exceed prior year results in the SCO segment if trends in current activity levels within the segment persist;

•	the Company’s operational plan will improve service and efficiencies in the U.S. LTL business unit;

•	the Company’s ability to benefit from an improvement in the economic environment.

Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause Vitran’s actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that may cause such differences include but are not limited to technological change, increase in fuel costs, regulatory change, changes in tax legislation, the general health of the economy, changes in labor relations, geographic expansion, capital requirements, availability of financing, foreign currency fluctuations, claims and insurance costs, environmental hazards, availability of qualified drivers and competitive factors. More detailed information about these and other factors is included in Item 1A – Risk Factors in the Company’s 2010 Annual Report on Form 10-K. Many of these factors are beyond the Company’s control; therefore, future events may vary substantially from what the Company currently foresees. You should not place undue reliance on such forward-looking statements. Vitran Corporation Inc. does not assume the obligation to revise or update these forward-looking statements after the date of this document or to revise them to reflect the occurrence of future unanticipated events, except as may be required under applicable securities laws.

Unless otherwise indicated all dollar references herein are in U.S. dollars. The Company’s Annual Report on Form 10-K, as well as all the Company’s other required filings, may be obtained from the Company at www.vitran.com or from www.sedar.com or from www.sec.gov.

CONSOLIDATED RESULTS

The following table summarizes the Consolidated Statements of Income (Loss) for the three and six months ended June 30:

	For the three months ended June 30,			For the six months ended June 30,
(in thousands)	2011	2010	2011 vs 2010	2011	2010	2011 vs 2010
Revenue	$208,881	$169,713	23.1%	$394,269	$326,856	20.6%

Salaries, wages and employee benefits	79,877	66,558	20.0%	149,494	130,687	14.4%
Purchased transportation	34,625	28,291	22.4%	64,617	53,842	20.0%
Depreciation and amortization	4,040	4,629	(12.7%)	8,397	9,395	(10.6%)
Maintenance	8,994	6,878	30.8%	17,086	13,886	23.0%
Rents and leases	9,175	7,078	29.6%	17,256	13,850	24.6%
Purchased labor and owner operators	20,259	15,442	31.2%	38,584	29,801	29.5%
Fuel and fuel related expenses	36,074	22,049	63.6%	66,204	42,850	54.5%
Other operating expenses	16,145	14,831	8.9%	31,470	29,022	8.4%
Other income	(67)	(1)	n/c	(105)	(145)	(27.8%)

Total Expenses	$209,122	$165,755	26.2%	$393,003	$323,188	21.6%

Income (loss) from continuing operations	(241)	3,958	(106.1%)	1,266	3,668	(65.5%)
Interest expense, net	1,311	1,920	(31.7%)	2,653	4,023	(34.1%)
Income tax expense (recovery)	745	471	58.2%	1,134	(645)	275.8%

Net income (loss) from continuing operations	(2,297)	1,567	(246.6%)	(2,521)	290	(969.3%)

Net income from discontinued operations	—	161	(100.0%)	—	509	(100.0%)

Net income (loss)	$(2,297)	$1,728	(232.9%)	$(2,521)	$799	(415.5%)

Income (loss) per share:
Basic – continuing operations	$(0.14)	$0.10		$(0.15)	$0.02
Basic – net income (loss)	$(0.14)	$0.11		$(0.15)	$0.05
Diluted – continuing operations	$(0.14)	$0.10		$(0.15)	$0.02
Diluted – net income (loss)	$(0.14)	$0.11		$(0.15)	$0.05
Operating Ratio (1)	100.1%	97.7%		99.7%	98.9%

Revenue increased 23.1% to $208.9 million for the second quarter of 2011 compared to $169.7 million in the second quarter of 2010. Revenue in the LTL and SCO segments increased 19.9%, and 46.1%, respectively. Revenue for the second quarter of 2011 was impacted by a stronger Canadian dollar and an increase in fuel surcharge revenue, accounting for approximately $16.3 million of the consolidated revenue increase. Excluding the impact of fuel surcharge revenue and a stronger Canadian dollar, revenue for the comparative quarters improved 13.5%. For the six months ended June 30, 2011, revenue increased 20.6% to $394.3 million compared to $326.9 for the same six-month period in June 30, 2010. Consolidated revenue for the comparable six-month periods was also impacted by a stronger Canadian dollar and increase in fuel surcharge revenue accounting for $27.6 million of the total revenue increase. Detailed explanations for the fluctuations in revenue are discussed below in “Segmented Results”.

Salaries, wages and employee benefits increased 20.0% for the second quarter of 2011 compared to the same period a year ago. For the six-month period ended June 30, 2011, salaries, wage and employee benefits increased 14.4% compared to the same six-month period a year ago. This compares with a 16.5% increase in employee headcount compared to June 30, 2010. Employee headcount was expected to increase by approximately 600 individuals resulting from the acquisition of the Milan Express Inc. (“Milan”) LTL assets on February 19, 2011. However, headcount increased approximately 750 employees to handle the increase in business and to recover from the acquired backlog of freight at Milan. Furthermore, management committed to its US LTL business unit employees to return a quarter of the 2008 5% wage reduction at the commencement of each calendar quarter in 2011. As of June 30, 2011 two quarterly increases of 1.25% have been issued. Salary, wages and employee benefit expenses should outpace the prior year expenses, but as management improves efficiencies within the U.S. LTL business unit, it is expected to decline on a percentage of revenue basis.

Purchased transportation increased 22.4% and 20.0% for the three-month and six-month periods ended June 30, 2011 compared to the same periods in 2010 respectively. This was attributable to a 9.5% increase in shipments in the U.S. LTL business unit and a 6.2% increase in intermodal shipments in the Canadian LTL business unit that required additional railway transportation expense in the six-month comparative periods. Furthermore, the acquisition of Milan on February 19, 2011 required additional purchased transportation to service Vitran’s expanded footprint. The Company’s U.S. LTL business received 200 additional tractors near the end of the second quarter and expects to receive another 200 tractors before the end of July 2011 that may help reduce purchased transportation costs.

Depreciation and amortization expense declined 10.6% for the six months ended June 30, 2011 compared to the same period in 2010, and is primarily attributable to the sale of rolling stock and buildings throughout 2010.

Maintenance expense increased 30.8% and 23.0% for the three-month and six-month periods ended June 30, 2011 compared to the same periods in 2010 respectively. Maintenance expense for the Milan acquired fleet was higher than expected in the second quarter; therefore as a percentage of revenue, maintenance expense was 4.3% higher than the 4.1% for the second quarter of 2010. With the addition of the new tractors that were delivered late in the second quarter and early third quarter, it is management’s expectation that the Company will be able to reduce its maintenance costs as a percentage of revenue.

Rents and leases expense increased 29.6% and 24.6% for the three-month and six-month periods ended June 30, 2011 compared to the same periods in 2010 respectively. The increase is attributable to the leased equipment added in the Milan acquisition as well as the new short-term leased facilities in the new acquired territory. Rents and leases expense should continue to increase due to the aforementioned new tractors.

Purchased labor and owner operator expenses, primarily driven by the Canadian LTL business unit and the SCO segment, increased in the comparable three-month and six-month periods ended June 30, 2011 and 2010 due to an increase in LTL shipments and an increase in activity levels within the SCO segment.

Fuel and fuel-related expenses increased 63.6% and 54.5% for the three-month and six-month periods ended June 30, 2011 compared to the same periods in 2010 respectively. The average price of diesel increased approximately 31% and 28% in the comparative three-month and six-month periods respectively. Furthermore, the Company’s fuel consumption increased due to the increase in activity as indicated by the 9.5% increase in shipments and the expanded fleet and territory attributable to the Milan acquisition in the six-month period. Fuel and fuel-related expenses are expected to decline slightly due to the improved fuel economy attributable to the aforementioned acquisition of 400 new tractors.

The Company incurred interest expense of $1.3 million in the second quarter of 2011 compared to interest expense of $1.9 million for the same quarter a year ago. The Company’s interest rate spread on its syndicated revolving and term debt was 200 bps less than the second quarter of 2010. Furthermore, total balance sheet debt at June 30, 2011 is $9.1 million less than June 30, 2010.

During the fourth quarter of 2010 and in accordance with Financial Accounting Standard Board (“FASB”) Accounting Standard Codification (“FASB ASC”) 740-10, the Company recorded a valuation allowance for all U.S. deferred tax assets. As required by this standard the Company increased the valuation allowance by $2.4 million, which would have been the tax recovery attributable to the Company’s U.S. based companies for the six months ended June 30, 2011. Consequently, the Company recorded a consolidated tax expense of $1.1 million for the first six months of 2011 compared to a recovery of $0.7 million for the first six months of 2010.

Net loss for the 2011 second quarter was $2.3 million compared to net income of $1.7 million for the same quarter in 2010. This resulted in a loss per share of $0.14 for the second quarter of 2011 compared to basic and diluted earnings per share of $0.11 for the second quarter of 2010. The weighted average number of shares for the current quarter was 16.3 million shares basic and diluted compared to 16.3 million basic shares and 16.4 million diluted shares in the second quarter of 2010. For the six months ended June 30, 2011, the Company posted a net loss of $2.5 million compared to a net income of $0.8 million in the same six-month period a year ago. This resulted in a loss of 0.15 per share compared to a earnings per share of $0.05 basic and diluted for the 2010 six-month period. The weighted average number of shares for the six-month period of 2011 was 16.3 million shares basic and diluted compared to 16.3 million basic and 16.4 million diluted shares in the six-month period of 2010.

Segmented Results

Less-Than-Truckload (LTL)

The table below provides summary information for the LTL segment for the three and six months ended June 30:

	For the three months ended June 30,			For the six months ended June 30,
(in thousands)	2011	2010	2011 vs 2010	2011	2010	2011 vs 2010
Revenue	$178,362	$148,826	19.9%	$337,351	$285,844	18.0%
Income (loss) from operations	(1,182)	3,856	(130.7%)	(256)	3,233	(107.9%)
Operating ratio	100.7%	97.4%		100.1%	98.9%

	For the three months ended June 30,			For the six months ended June 30,
(in thousands)	2011	2010	2011 vs 2010	2011	2010	2011 vs 2010
Number of shipments (2)	1,114,263	1,013,792	9.9%	2,126,784	1,960,111	8.5%
Weight (000s of lbs) (3)	1,684,381	1,522,355	10.6%	3,210,920	2,953,951	8.7%
Revenue per shipment (4)	$160.07	$146.80	9.0%	$158.62	$145.83	8.8%
Revenue per hundredweight (5)	$10.59	$9.78	8.3%	$10.51	$9.68	8.6%

Revenue in the LTL segment increased 19.9% to $178.4 million in the second quarter of 2011 compared to $148.8 million in the same period a year ago. The increase in revenue was influenced by fuel surcharge which represented 17.3% of revenue in the second quarter of 2011 compared to 12.6% of revenue in the second quarter of 2010. Therefore, revenue net of fuel surcharge for the second quarter of 2011 increased 13.4% compared to the second quarter of 2010. Revenue, net of fuel surcharge, was impacted by the additional business from the Milan acquisition on February 19, 2011 as indicated by the increase in shipments and tonnage of 9.9% and 10.6% respectively compared to the second quarter of 2010.

Revenue in the LTL segment increased 18.0% to $337.3 million for the six-month period ended June 30, 2011 compared to $285.8 million for the same six-month period a year ago. The increase in revenue was influenced by the fuel surcharge which represented 16.5% of revenue in the first six months of 2011 compared to 12.3% of revenue in the first six months of 2010. Shipments and tonnage increased 8.5% and 8.7% respectively, in the comparable six-month period primarily attributable to the acquisition of Milan.

Shipments per day in the U.S. LTL business unit increased 11.8% for the second quarter of 2011 compared to the second quarter of 2010. This can be primarily attributable to the acquisition of Milan on February 19, 2011. On sequential basis from March 31, 2011 compared to June 30, 2011 length of haul increased 1% and revenue per hundredweight increased 2.0%. Management expects the revenue per hundredweight and length of haul to increase in the upcoming quarters as the freight environment continues to firm and the LTL segment begins to sell the expanded territory. Although revenue increased in the U.S. LTL business unit in the comparable quarters, wages, and purchased transportation expense were higher than expected in the U.S. LTL business. This can be attributed to the challenge of working out of the backlog of freight created by the first quarter weather issues that were further intensified by the Milan acquisition which in and of itself was significantly backlogged with 2.5 days of freight. The U.S. LTL business unit made operational improvements through the quarter having a positive influence on the financial results as the second quarter unfolded, and management expects these changes to have a positive impact in the upcoming quarters.

The Canadian LTL business unit posted an excellent 2011 second quarter benefiting from a strong Canadian economy and a stable operation compared to the U.S. LTL business unit.

Lastly, management believes that with the additional density from Milan, continued momentum in the North American economy as well as the opportunity to cross sell into its newly acquired territory in the southern U.S., the LTL segment is well positioned to improve income from operations over the long term.

Supply Chain Operation (SCO)

The table below provides summary information for the Supply Chain Operation segment for the three and six months ended June 30:

	For the three months ended June 30,			For the six months ended June 30,
(in thousands)	2011	2010	2011 vs 2010	2011	2010	2011 vs 2010
Revenue	$30,519	$20,887	46.1%	$56,918	$41,012	38.8%
Income from operations	2,337	1,401	66.8%	4,427	2,764	60.2%
Operating ratio	92.3%	93.3%		92.2%	93.3%

Revenue in the SCO segment improved 46.1% and income from operations increased by 66.8% for the second quarter of 2011 compared to the second quarter 2010. The improvement in income from operations is attributable to increased activity levels across all regions in the SCO segment as well as the addition of two dedicated facilities in the third quarter 2010, one in New Mexico and one in Utah, that were not included in the second quarter of 2010 results. These results represented a record quarter for the SCO segment and should the current trend in activity levels persist, results in the upcoming quarters should exceed the previous year’s quarterly results.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow from operations for the second quarter of 2011 generated $4.1 million compared to $4.0 million in the 2010 second quarter. Although the Company generated a net loss from continuing operations in the second quarter of 2011, this was offset by the improvement in non-cash working capital. Days sales outstanding (“DSO”) in the second quarter of 2011 were 39.0 days compared to DSO of 44.4 days for the second quarter of 2010.

The Company’s future operating cash flows are largely dependent upon the Company’s profitability and its ability to manage its working capital requirements, primarily accounts receivable, accounts payable, and wage and benefit accruals.

On February 19, 2011 the Company acquired selected assets of Milan, a private carrier headquartered in Milan, Tennessee for $7.6 million. Milan added new coverage to Vitran’s network in the states of Alabama, Georgia, Mississippi, North Carolina and South Carolina. The acquisition was financed by a $6.0 million operating lease from a third party. The remainder of the purchase price was financed by the Company’s revolving credit facility. An additional $0.1 million of cash consideration is due six months from closing contingent on Vitran continuing to operate in three out of the five new states that were added to the Company’s pre-existing network.

On June 30, 2011 the Company amended the terms and conditions of its existing bank syndicated credit facilities to increase its leverage ratio covenants. Pursuant to this amendment, interest rate spreads on currently drawn debt increased from 250 bps to 400 bps. On July 11, 2011 the Company added additional borrowing capacity of $11.5 million to the revolving credit facility maturing on July 31, 2012.

As at June 30, 2011, interest-bearing debt was $80.0 million consisting of $13.5 million of term debt, $62.6 million drawn under a revolving credit facility and $3.9 million of capital leases. At December 31, 2010 interest-bearing debt was $73.3 million consisting of $19.5 million of term debt, capital leases of $5.8 million and $48.0 million drawn under the revolving credit facility.

For the six months ended June 2011, the Company repaid $6.0 million of term debt, $1.9 million of capital leases and drew down $14.6 million on its revolving credit facility. The additional working capital from the Milan acquisition increased total balance sheet debt. At June 30, 2011, the Company had $8.6 million of available credit facilities, net of outstanding letters of credit and added an additional $11.5 million of capacity on its revolving credit facility to achieve its future operational and capital objectives. The Company was in compliance with its debt covenants at June 30, 2011.

The Company generated $0.3 million in proceeds on the divestiture of surplus equipment in the first six months of 2011. Capital expenditures, excluding acquisition capital expenditures, amounted to $6.6 million for the first six months of 2011 and were funded out of the revolving credit facility. The majority of the capital expenditures were for facilities in Knoxville, TN, Atlanta GA, Tifton, GA, Jackson, MS, Mobile, AL and Montgomery, AL. The table below sets forth the Company’s capital expenditures for the three and six months ended June 30, 2011 and 2010.

	For the three months ended June 30,		For the six months ended June 30,
(in thousands of dollars)	2011	2010	2011	2010
Real estate and buildings	$3,217	$—	$4,620	$1,400
Tractors	331	151	763	434
Trailing fleet	494	499	621	1,039
Information technology	158	79	321	401
Leasehold improvements	6	—	64	12
Other equipment	62	387	219	695

Total	$4,268	$1,116	$6,608	$3,981

Management estimates that cash capital expenditures, excluding real estate additions for the remainder of 2011, will be between $6.5 million and $8.0 million. The Company may enter into operating leases to fund the acquisition of specific equipment should the business levels exceed the current equipment capacity of the Company. The Company expects to finance its capital requirements with cash flow from operations, operating leases and, if required, its available credit facilities.

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

The following table summarizes our significant contractual obligations and commercial commitments as of June 30, 2011:

(in thousands of dollars)		Payments due by period
Contractual Obligations	Total	2011	2012 & 2013	2014 & 2015		Thereafter
Term credit facilities	$13,500	$10,000	$3,500	$	Nil	$	Nil
Revolving credit facilities	62,582	Nil	62,582		Nil		Nil
Capital lease obligations	3,902	1,635	2,267		Nil		Nil
Estimated interest payments (1)	3,211	1,711	1,500		Nil		Nil

Sub-total	83,195	13,346	69,849		Nil		Nil
Operating leases	87,655	14,894	45,701		22,531		4,529
Purchase obligations (2)	16,100	16,100	Nil		Nil		Nil

Total Contractual Obligations	$186,950	$44,340	$115,550		$22,531		$4,529

(1)	The Company has estimated its interest obligation on its fixed and variable rate obligations. For fixed rate debt where variable-to-fixed interest rate swaps are in place, the fixed interest rate was used to determine the interest obligation until the interest rate swaps mature. For other fixed rate debt, the fixed rate was used to determine the interest rate obligation. For variable rate debt, the variable rate in place at June 30, 2011 was used to determine the total interest obligation.
(2)	The Company has a contractual obligation for approximately $16.1 million for the purchase of tractors in 2011. The Company has commitments to finance the purchase with an operating lease.

In addition to the above-noted contractual obligations, as at June 30, 2011, the Company utilized the revolving credit facilities for standby letters of credit (“LOC”) of $21.5 million. The LOC’s are used as collateral for self-insured retention of insurance claims. Export Development Canada (“EDC”) provided guarantees up to $12.2 million on specific LOC’s to the Company’s syndicated lenders. As a result, the Company’s definition of funded debt in the associated credit agreement excludes LOC’s guaranteed by the EDC.

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

OUTLOOK

The North American transportation environment continued to show positive economic signs in the second quarter of 2011. The SCO segment posted another record quarter and with a new dedicated contract coming on line by the end of September 2011, the SCO segment should outpace the prior year financial results. The most significant opportunity remains in the U.S. LTL business unit. Management is executing an operational plan that should improve the service and efficiency of the operation. Furthermore if the pricing environment remains positive and the Company has the opportunity to cross sell its customer into and out of its new territory within the southern states of North Carolina, South Carolina, Georgia, Alabama and Mississippi, financial results can improve. Management remains optimistic, should operational initiatives take hold, activity levels and pricing initiatives continue to improve, that Vitran’s financial results should continue to improve in 2011.

QUARTERLY RESULTS (unaudited)

(thousands of dollars except per share amounts)	2011 Q2	2011 Q1	2010 Q4 *	2010 Q3	2010 Q2	2010 Q1	2009 Q4	2009 Q3
Revenue	$208,881	$185,388	$171,576	$174,124	$169,713	$157,143	$156,170	$157,289
Income (loss) from continuing operations	(241)	1,507	(2,735)	4,069	3,958	(290)	(2,119)	2,184
Net Income (loss) from continuing operations	(2,297)	(224)	(40,208)	1,868	1,567	(1,276)	(2,480)	131
Income (loss) from continuing operations per share:
Basic	$(0.14)	$(0.01)	$(2.47)	$0.11	$0.10	$(0.08)	$(0.15)	$0.01
Diluted	(0.14)	(0.01)	(2.47)	0.11	0.10	(0.08)	(0.15)	0.01
Weighted average number of shares:
Basic	16,330,041	16,315,374	16,299,643	16,277,202	16,266,441	16,266,441	16,266,441	13,886,286
Diluted	16,330,041	16,315,374	16,299,643	16,359,468	16,365,410	16,266,441	16,266,441	14,001,903

*	In the fourth quarter of 2010, Vitran recorded a non-cash tax valuation allowance of $38.9 million negatively impacting net income (loss) from continuing operations.

Definitions of non-GAAP measures:

(1)	Operating ratio (“OR”) is a non-GAAP financial measure which does not have any standardized meaning prescribed by GAAP. OR is the sum of total operating expenses, divided by revenue. OR allows management to measure the Company and its various segments’ operating efficiency. OR is a widely recognized measure in the transportation industry which provides a comparable benchmark for evaluating the Company’s performance compared to its competitors. Investors should also note that the Company’s presentation of OR may not be comparable to similarly titled measures by other companies. OR is calculated as follows:

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
Total operating expenses	$209,122	$165,755	$393,003	$323,188
Revenue	$208,881	$169,713	$394,269	$326,856

Operating ratio (“OR”)	100.1%	97.7%	99.7%	98.9%

(2)	A shipment is a single movement of goods from a point of origin to its final destination as described on a bill of lading document.

(3)	Weight represents the total pounds shipped.

(4)	Revenue per shipment represents revenue divided by the number of shipments.

(5)	Revenue per hundredweight is the price obtained for transporting 100 pounds of LTL freight from point to point, calculated by dividing the revenue for an LTL shipment by the hundredweight (weight in pounds divided by 100) for a shipment.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

(in thousands of dollars)		Payments due by period
Long-term debt	Total	2011	2012 & 2013		2014 & 2013		Thereafter

Variable Rate
Term bank facility	$10,000	$10,000	$	Nil	$	Nil	$	Nil
Average interest rate (LIBOR)	4.25%	4.25%

Term bank facility	3,500	Nil		3,500		Nil		Nil
Average interest rate (LIBOR)	4.25%			4.25%

Revolving bank facility	62,582	Nil		62,582		Nil		Nil
Average interest rate (LIBOR)	4.25%			4.25%

Fixed Rate
Capital lease obligations	3,902	1,635		2,267		Nil		Nil
Average interest rate	6.15%	6.15%		6.15%

Total	$79,984	$11,635		$68,349	$	Nil	$	Nil

The Company uses variable-to-fixed interest rate swaps on its term and revolving credit facilities with a notional amount of $10.0 million at June 30, 2011. The average pay rate on the swaps is 5.07% and the average receive rate is the three-month LIBOR rate, which is currently 0.25%. To value the interest rate swaps, a discounted cash flow model is utilized. Primary inputs into the model that will cause the fair value to fluctuate period-to-period include the fixed interest rates, the future interest rates, credit risk and the remaining time to maturity of the interest rate swaps. Management’s intention is to hold the interest rate swaps to maturity.

The Company is exposed to foreign currency risk as fluctuations in the United States dollar against the Canadian dollar can impact the financial results of the Company. The Company’s Canadian operations realize foreign currency exchange gains and losses on the United States dollar denominated revenue generated against Canadian dollar denominated expenses. Furthermore, the Company reports its results in United States dollars thereby exposing the results of the Company’s Canadian operations to foreign currency fluctuations. In addition, the Company’s United States dollar debt of $60.3 million is designated as a hedge of the investment in the United States’ self-sustaining foreign operations.

Item 4.	Controls and Procedures

Disclosure controls and procedures, as such term is defined in Rule 13a-15(e) of the Exchange Act, are controls and other procedures that are designed to ensure that information required to be disclosed by our Company is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our Company’s management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), as appropriate to allow timely decisions regarding required disclosure. Our CEO and CFO are responsible for establishing and maintaining disclosure controls and procedures for our Company.

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of Company management, including our CEO and CFO, of the effectiveness of the design, implementation and operation of its disclosure controls and procedures. Based on this evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective as of June 30, 2011.

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

Item 1A.	Risk Factors

See Part 1A of the Company’s 2010 Annual Report on Form 10-K.

Item 2.	Unregistered Sale of Equity and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Removed and Reserved

Item 5.	Other Information

None.

Item 6.	Exhibits and Reports on Form 8-K

Exhibits

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated July 26, 2011

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated July 26, 2011

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated July 26, 2011

10.15	Amendment No. 8 to Credit Agreement dated June 30, 2011, by and among Vitran Corporation Inc. and certain subsidiaries, JPMorgan Chase Bank, N.A., as Agent and the Banks named therein

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VITRAN CORPORATION INC.

/s/SEAN P. WASHCHUK
Sean P. Washchuk
Date: July 26, 2011	Vice President of Finance and Chief Financial Officer (Principle Financial Officer)