Form 10-K/A
period 2010-12-31
VITRAN CORP INC
filed 2011-10-07
CIK 946823

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Annual Report on Form 10-K/A (“Amended Form 10-K”) is being filed as Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2010, which was filed with the Securities and Exchange Commission on February 11, 2011 (the “Original Filing”). This Amended Form 10-K is a technical amendment to add as Exhibit 23.1, the Consent of Independent Registered Public Accounting Firm. The referenced exhibit was inadvertently omitted from the Original Filing.

We have not modified or updated other disclosures presented in our Original Filing. Accordingly, this Amended Form 10-K does not reflect events occurring after the filing of our Original Filing and does not modify or update those disclosures affected by subsequent events. Information not affected by this amendment is unchanged and reflects the disclosures made at the time of the Original Filing. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the complete text of Item 15, as amended, is repeated in this Amended 10-K.

This Amended 10-K consists solely of the preceding cover page, this explanatory note, amended Item 15, the signature page, the consent filed as exhibit 23.1 under amended Item 15 to this Amended 10-K and restated exhibits 31.1, 31.2 and 32.1.

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

	(2)	Financial Statement Schedules:

		Schedule II—Valuation and Qualifying Accounts

		Vitran Corporation Inc. Three years ended December 31, 2010 Allowance for Doubtful Accounts

(in thousands of dollars) Description	Balance at beginning of year	Charges to costs and expenses	Deductions	Balance at end of year
Year ended December 31, 2008

Accounts receivable allowances for revenue adjustments and doubtful accounts	$2,490	$2,588	$(1,310)	$3,768

Year ended December 31, 2009

Accounts receivable allowances for revenue adjustments and doubtful accounts	$3,768	$1,436	$(1,730)	$3,474

Year ended December 31, 2010

Accounts receivable allowances for revenue adjustments and doubtful accounts	$3,474	$247	$(968)	$2,753

Deferred Tax Valuation Allowance

(in thousands of dollars) Description	Balance at beginning of year	Charges to costs and expenses	Deductions	Balance at end of year
Year ended December 31, 2008

Deferred tax asset valuation allowance	$—	$—	$—	$—

Year ended December 31, 2009

Deferred tax asset valuation allowance	$—	$—	$—	$—

Year ended December 31, 2010

Deferred tax asset valuation allowance	$—	$39,644	$—	$39,644

(3)	Exhibits Filed

The exhibits listed in the accompanying Exhibit Index are filed as part of this Amended Annual Report on Form 10-K/A.

Exhibit Number	Description of Exhibit

4.1	Articles of Incorporation effective April 29, 1981(1)

4.2	Articles of Amendment effective May 27, 1987 (2)

4.3	Articles of Amendment effective July 16, 1987 (3)

4.4	Articles of Arrangement effective February 5, 1991 (4)

4.5	Articles of Amendment effective April 22, 2004 (5)

4.6	Amended By-Laws effective February 7, 2008 (6)

4.7	By-law to authorize the directors to borrow and give security effective July 16, 1987 (7)

10.1	Employee Stock Option Plan (8)

10.2	Employment agreement dated November 25, 2004 from the registrant to Sean P. Washchuk (9)

10.3	Deferred share unit plan for Directors, dated September 14, 2005 (10)

10.4	Deferred share unit plan for Senior Executives, dated March 10, 2006 (11)

10.5	Credit Agreement between JPMorgan Chase Bank, N.A. as Agent and JPMorgan Chase Bank, N.A., JPMorgan Chase Bank, N.A., Toronto Branch, those other financial institutions whose names appear on the signature pages hereto and the other persons from time to time party hereto as Lenders as Lenders and J.P. Morgan Securities Inc. as Lead Arranger and Sole Bookrunner and Bank of America, N.A. and Bank of Montreal as Co-Syndication Agents and National Bank of Canada and Fifth Third Bank as Co-Documentation Agents And Vitran Corporation Inc., Vitran Express Canada Inc. and Vitran Corporation as Borrowers Dated as of July 31, 2007 (12)

10.6	Amendment No. 2 to Credit Agreement between JPMorgan Chase Bank N.A. and those banks whose names appear on the signature pages hereto and Vitran Corporation Inc., Vitran Express Canada Inc. and Vitran Corporation(13)

10.7	Amendment No. 3 to Credit Agreement dated December 30, 2008, by and among Vitran Corporation Inc. and certain subsidiaries, JPMorgan Chase Bank, N.A., as Agent, and the Banks named therein. (14)

10.8	Amendment No. 4 to Credit Agreement between JPMorgan Chase Bank N.A. and those banks whose names appear on the signature pages hereto and Vitran Corporation Inc., Vitran Express Canada Inc. and Vitran Corporation(15)

10.9	Employment Agreement dated March 16, 2009 between the Registrant and Rick E. Gaetz (16)

10.10	Amendment No. 5 to Credit Agreement dated May 8, 2009, by and among Vitran Corporation Inc. and certain subsidiaries, JPMorgan Chase Bank, N.A., as Agent, and the Banks named therein (17)

10.11	Securities Purchase Agreement dated September 17, 2009 (18)

10.12	Amendment No. 6 to Credit Agreement dated September 17, 2009, by and among Vitran Corporation Inc. and certain subsidiaries, JPMorgan Chase Bank, N.A., as Agent, and the Banks named therein. (19)

10.13	Registration Rights Agreement dated September 21, 2009 (20)

10.14	Amendment No. 7 to Credit Agreement dated December 22, 2010, by and among Vitran Corporation Inc. and certain subsidiaries, JPMorgan Chase Bank, N.A., as Agent, and the Banks named therein. (23)

14.1	Code of Conduct for Employees (21)

14.2	Code of Conduct for Directors (22)

23.1	Consent of Independent Registered Public Accounting Firm(24)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (24)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (24)

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (24)

Notes:

(1)	Filed as Exhibit 1.1 to the Registrant’s Registration Statement on Form 20-F filed with the Commission on June 14, 1995.

(2)	Filed as Exhibit 1.2 to the Registrant’s Registration Statement on Form 20-F filed with the Commission on June 14, 1995.

(3)	Filed as Exhibit 1.3 to the Registrant’s Registration Statement on Form 20-F filed with the Commission on June 14, 1995.

(4)	Filed as Exhibit 1.4 to the Registrant’s Registration Statement on Form 20-F filed with the Commission on June 14, 1995.

(5)	Filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on May 7, 2004.

(6)	Filed as Exhibit 4.6 to the Registrant’s Registration Statement on Form S-8 filed with the Commission on September 11, 2009

(7)	Filed as Exhibit 1.6 to the Registrant’s Registration Statement on Form 20-F filed with the Commission on June 14, 1995.

(8)	Filed as Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 filed with the Commission on September 11, 2009.

(9)	Filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on December 9, 2004.

(10)	Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on September 15, 2005.

(11)	Filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on March 13, 2006.

(12)	Filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on August 9, 2007.

(13)	Filed as Exhibit 10.9.7 to the Registrant’s Current Report on Form 8-K filed on April 24, 2008.

(14)	Filed as Exhibit 10.9.8 to the Registrant’s Current Report on Form 8-K filed on January 5, 2009.

(15)	Filed as Exhibit 10.9.9 to the Registrant’s Annual Report on Form 10-K filed on March 11, 2009.

(16)	Filed as Exhibit 10.23 to the Registrant’s Current Report on Form 8-K filed on March 17, 2009.

(17)	Filed as Exhibit 10.9.9 to the Registrant’s Current Report on Form 8-K filed on May 28, 2009.

(18)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 18, 2009.

(19)	Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on September 18, 2009.

(20)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 22, 2009.

(21)	Filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on August 3, 2004.

(22)	Filed as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on August 3, 2004.

(23)	Filed as Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K filed on February 11, 2011.

(24)	Filed as an exhibit to this Amended Annual Report on Form 10-K/A.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Toronto, Province of Ontario, on the 6th day of October, 2011.

Vitran Corporation Inc.

By:	/s/ Fayaz D. Suleman
Fayaz D. Suleman Vice President Finance and Chief Financial Officer