Form 10-Q
period 2011-09-30
VITRAN CORP INC
filed 2011-11-10
CIK 946823

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 16,331,241 common shares outstanding at November 7, 2011

Part I. Financial Information

Item 1:	Financial Statements

VITRAN CORPORATION INC.

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(Unaudited)

(In thousands of United States dollars except for per share amounts)

	Three months Ended Sept 30, 2011	Three months Ended Sept 30, 2010	Nine months Ended Sept 30, 2011	Nine months Ended Sept 30, 2010
Revenue	$206,159	$174,124	$600,428	$500,980
Operating expenses:
Salaries, wages and other employee benefits	79,958	67,031	229,452	197,718
Purchased transportation	32,814	29,986	97,431	83,828
Depreciation and amortization	3,976	4,620	12,373	14,015
Maintenance	9,656	7,622	26,742	21,508
Rents and leases	10,469	7,152	27,725	21,002
Purchased labor and owner operators	19,579	17,214	58,163	47,015
Fuel and fuel-related expenses	34,509	21,910	100,713	64,760
Other operating expenses	15,933	14,479	47,403	43,501
Other loss (income)	4	41	(101)	(104)

Total operating expenses	206,898	170,055	599,901	493,243

Income (loss) from continuing operations before undernoted	(739)	4,069	527	7,737
Interest expense, net	1,694	1,792	4,347	5,815

Income (loss) from continuing operations before income taxes	(2,433)	2,277	(3,820)	1,922
Income tax expense (recovery)	987	408	2,121	(237)

Net income (loss) from continuing operations	(3,420)	1,869	(5,941)	2,159
Discontinued operations, net of income taxes	—	93	—	602

Net income (loss)	$(3,420)	$1,962	$(5,941)	$2,761

Income (loss) per share:
Basic:
Net loss from continuing operations	$(0.21)	$0.11	$(0.36)	$0.13
Discontinued operations income	—	0.01	—	0.04
Net loss	$(0.21)	$0.12	$(0.36)	$0.17
Diluted:
Net loss from continuing operations	$(0.21)	$0.11	$(0.36)	$0.13
Discontinued operations income	—	0.01	—	0.04
Net loss	$(0.21)	$0.12	$(0.36)	$0.17
Weighted average number of shares:
Basic	16,330,171	16,277,202	16,325,250	16,270,067
Diluted	16,330,171	16,359,468	16,325,250	16,359,203

See accompanying notes to consolidated financial statements

VITRAN CORPORATION INC.

CONSOLIDATED BALANCE SHEETS

(In thousands of United States dollars)

	Sept 30, 2011	Dec 31, 2010
	(Unaudited)	(Audited)
Assets
Current assets:
Accounts receivable	$89,736	$72,212
Inventory, deposits and prepaid expenses	10,707	9,761
Current assets of discontinued operations	—	1,683
Deferred income taxes	105	110

	100,548	83,766
Property and equipment	134,901	138,847
Intangible assets	6,421	8,268
Goodwill	14,129	14,453

	$255,999	$245,334

Liabilities and Shareholders’ Equity
Current liabilities:
Bank overdraft	$1,990	$3,906
Accounts payable and accrued liabilities	82,504	68,955
Income and other taxes payable	791	154
Current liabilities of discontinued operations	137	2,410
Current portion of long-term debt (note 6)	76,974	19,545
Other	59	—

	162,455	94,970
Long-term debt	475	49,838
Other	—	519
Deferred income taxes	922	1,160

Shareholders’ equity:
Common shares, no par value, unlimited authorized, 16,331,241 and 16,300,041 issued and outstanding at September 30, 2011 and December 31, 2010, respectively	99,746	99,658
Additional paid-in capital	5,209	4,838
Accumulated deficit	(16,842)	(10,901)
Accumulated other comprehensive income	4,034	5,252

	92,147	98,847

	$255,999	$245,334

Contingent liabilities (note 11)

See accompanying notes to consolidated financial statements.

VITRAN CORPORATION INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands of United States dollars, except share amounts)

	Common shares		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
December 31, 2010	16,300,041	$99,658	$4,838	$(10,901)	$5,252	$98,847
Shares issued upon exercise of employee stock options	31,200	88	(5)	—	—	83
Net loss	—	—	—	(5,941)	—	(5,941)
Other comprehensive income	—	—	—	—	(1,218)	(1,218)
Share-based compensation	—	—	376	—	—	376

September 30, 2011	16,331,241	$99,746	$5,209	$(16,842)	$4,034	$92,147

	Common shares		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
December 31, 2009	16,266,441	$99,584	$4,264	$29,281	$2,658	$135,787
Shares issued upon exercise of employee stock options	33,000	73	—	—	—	73
Net income	—	—	—	2,761	—	2,761
Other comprehensive income	—	—	—	—	1,197	1,197
Share-based compensation	—	—	430	—	—	430

September 30, 2010	16,299,441	$99,657	$4,694	$32,042	$3,855	$140,248

VITRAN CORPORATION INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands of United States dollars)

	Three months Ended Sept 30, 2011	Three months Ended Sept 30, 2010	Nine months Ended Sept 30, 2011	Nine months Ended Sept 30, 2010
Cash provided by (used in):

Operations:
Net income (loss)	$(3,420)	$1,962	$(5,941)	$2,761
Items not involving cash from operations:
Depreciation and amortization expense	3,976	4,620	12,373	14,015
Deferred income taxes	168	692	227	310
Share-based compensation expense	115	134	376	430
Gain on sale of property and equipment	4	41	(101)	(104)
Income on discontinued operations	—	(93)	—	(602)
Change in non-cash working capital components	(580)	(735)	(4,284)	(6,806)

Continuing operations	263	6,621	2,650	10,004
Discontinued operations	(64)	673	(590)	1,546

	199	7,294	2,060	11,550

Investments:
Purchase of property and equipment	(757)	(767)	(7,365)	(4,748)
Proceeds on sale of property and equipment	108	475	437	1,301
Acquisition of business assets	—	—	(1,737)	—

	(649)	(292)	(8,665)	(3,447)

Financing:
Change in revolving credit facility and bank overdraft	5,079	(2,579)	19,694	6,080
Repayment of long-term debt	(5,000)	(3,089)	(11,000)	(10,444)
Repayment of capital leases	(840)	(1,015)	(2,750)	(3,412)
Issue of common shares upon exercise of employee stock options	3	73	83	73

	(758)	(6,610)	6,027	(7,703)
Effect of translation adjustment on cash	1,208	(392)	578	(400)

Increase in cash and cash equivalents	—	—	—	—
Cash and cash equivalents, beginning of period	—	—	—	—

Cash and cash equivalents, end of period	$—	$—	$—	$—

Change in non-cash working capital components:
Accounts receivable	$4,348	$(5,228)	$(17,524)	$(15,731)
Inventory, deposits and prepaid expenses	(846)	(1,250)	(946)	(4)
Income and other taxes payable	272	1,534	637	(775)
Accounts payable and accrued liabilities	(4,354)	4,209	13,549	9,704

	$(580)	$(735)	$(4,284)	$(6,806)

Supplemental cash flow information:
Capital lease additions	262	—	262	—

See accompanying notes to consolidated financial statements

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

These interim unaudited consolidated financial statements reflect all adjustments which are, in the opinion of Management, necessary for a fair presentation of the results of the interim period presented. Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2011.

2. New Accounting Pronouncements

Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“FASB ASC”) Update No. 2011-08 “Testing Goodwill for Impairment”, permits entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. FASB ASU Update No. 2011-08 will be adopted by the Company on January 1, 2012.

FASB ASU Update No. 2011-05 “Presentation of Comprehensive Income”, requires entities to present net income and comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and comprehensive income. FASB ASC Update No. 2011-05 will be adopted by the Company on January 1, 2012.

FASB ASC Update No. 2010-06 “Improving Disclosure about Fair Value Measurements”, requires enhanced disclosures about recurring and nonrecurring fair-value measurements including significant transfers in and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances and settlements on a gross basis for Level 3 fair-value measurements. FASB ASC Update No. 2010-06 was adopted January 1, 2010 except for the requirement to separately disclose purchases, sales, issuances and settlements of recurring Level 3 fair value measurements, which was adopted January 1, 2011.

3. Discontinued Operations

During 2010, the Company completed the sale of selected assets of Frontier Transport Corporation, Vitran’s truckload operation, previously a reportable segment.

The following table summarizes the operations for all periods presented to classify Frontier’s operations as discontinued operations:

	Three months Ended Sept 30, 2011	Three months Ended Sept 30, 2010	Nine months Ended Sept 30, 2011	Nine months Ended Sept 30, 2010
Revenue	$—	$8,753	$—	$26,835
Income from discontinued operations	—	70	—	742
Income tax expense (recovery)	—	(23)	—	140

Net income from discontinued operations	$—	$93	$—	$602

The following table summarizes the assets and liabilities from discontinued operations:

	Sept 30, 2011	Dec 31, 2010
Accounts receivable, net	$—	$1,596
Other current assets	—	87
Deferred income taxes	765	765
Deferred income taxes valuation allowance	(765)	(765)

Total assets from discontinued operations	$—	$1,683

	Sept 30, 2011	Dec 31, 2010
Accounts payable and accrued liabilities	$137	$2,410

Total liabilities from discontinued operations	$137	$2,410

4. Goodwill

The Company annually compares the implied fair value of its reporting units to the carrying value to determine if an impairment loss has occurred. The fair value based test involves assumptions regarding long-term future performance of the reporting units, fair value of the assets and liabilities, cost of capital rates, capital re-investment and other assumptions. Actual recovery of goodwill could differ from these assumptions based on the market conditions and other factors. In the event goodwill is determined to be impaired, a charge to earnings would be required. As at September 30, 2011, the Company completed its annual goodwill impairment test and concluded that there was no impairment.

5. Acquisition

On February 19, 2011, the Company acquired selected assets of Milan Express Inc.’s (“Milan”) Less-than-Truckload (“LTL”) business, a private carrier headquartered in Milan, Tennessee for $7.6 million. Milan added new coverage to Vitran’s network in the states of Alabama, Georgia, Mississippi, North Carolina and South Carolina. The total purchase price was allocated to the fair value of tractor, trailer and other capital assets acquired. A majority of the tractors and trailers were financed by Milan with third parties. As part of the purchase, Vitran identified a third party finance company who agreed to consolidate Milan’s financing and provide the Company a $6.0 million operating lease. The ownership of the assets resides with the finance company and these assets are being leased to Vitran in the form of an operating lease. The remaining $1.7 million of the purchase price was financed by the Company’s revolving credit facility. An additional $0.1 million of cash consideration was due in six months from the closing date contingent on Vitran continuing to operate in three out of the five aforementioned states that were added to the Company’s existing network. During the third quarter of 2011, the condition for payment was met and therefore the Company paid the additional consideration due. The Company previously recorded the $0.1 million as a liability on the acquisition date. The results of operations of Milan are included as part of the LTL segment in the consolidated results of the Company commencing on February 19, 2011.

6. Long-term Debt

Refinancing of Senior Credit Facilities

(i) Revolving Debt Facility

The Company has received commitments for a three-year bank syndicated asset based revolving debt facility to provide up to $85 million. The credit facility will be secured by accounts receivable and general security agreements of the Company and all of its subsidiaries. The Company expects to close the financing prior to November 30, 2011. The additional availability under the revolving debt facility at close is expected to be approximately $30.0 million and is based on the Company’s accounts receivable balances. The facility will bear interest at LIBOR + 2.5%.

(ii) Real Estate Term Facility

The Company has received a commitment for a seven-year $46.0 million real estate term facility subject to final due diligence. The credit facility will be secured by specific real estate of the Company in Canada and will bear interest at 4.75% for the term of the facility. The Company expects to close the financing prior to November 30, 2011.

Current Credit Facilities

At September 30, 2011, the Company had $5.0 million outstanding under its existing term facility and $67.6 million outstanding under the existing revolving credit facility which mature July 2012. The Company amended its credit agreement on June 30, 2011 in respect of certain financial maintenance tests. The Company also received waivers under its current credit facilities for a covenant violation as at September 30, 2011. The waivers are effective September 30, 2011 to November 30, 2011 in order to complete the aforementioned refinancing of the existing term and revolving credit facilities. The Company will require further accommodation from its existing bank syndicate should the new real estate term and asset based revolving credit facilities not close by November 30, 2011.

The Company had $3.5 million outstanding under a separate term facility at September 30, 2011. The term facility is secured by specific real estate of the Company in the United States. The Company had $3.3 million of capital lease obligations outstanding at September 30, 2011.

7. Foreign Currency Translation

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

For reporting purposes, the Canadian operations are translated into United States dollars using the current rate method. Under this method, all assets and liabilities are translated at the period-end rate of exchange and all revenue and expense items are translated at the average rate of exchange for the period. The resulting translation adjustment is recorded as a separate component of shareholders’ equity. The revaluation of United States dollar denominated debt held by an entity with a Canadian functional currency, that hedges the net investment in the Company’s U.S. dollar denominated self-sustaining subsidiaries, is recorded to other comprehensive income. In a hedge of a net investment in self-sustaining foreign subsidiaries, the portion of the gain or loss on the hedging item that is determined to be an effective hedge is recognized in other comprehensive income and the ineffective portion is recognized in earnings.

8. Comprehensive Income (Loss)

The components of other comprehensive income (loss) (“OCI”) such as changes in foreign currency translation adjustments are required to be added to the Company’s reported net income to arrive at comprehensive income (loss). OCI items have no impact on the reported net income as presented on the Consolidated Statements of Income (Loss).

The following are the components of OCI, net of income taxes, for the three and nine months ended September 30, 2011 and 2010:

	Three months Ended Sept 30, 2011	Three months Ended Sept 30, 2010	Nine months Ended Sept 30, 2011	Nine months Ended Sept 30, 2010
Net income (loss)	$(3,420)	$1,962	$(5,941)	$2,761
Translation adjustment	(2,555)	1,247	(1,548)	708
Interest rate swaps	124	190	459	672
Tax effect	(35)	(51)	(129)	(183)

Other comprehensive income (loss)	$(2,466)	$1,386	$(1,218)	$1,197

Comprehensive income (loss)	$(5,886)	$3,348	$(7,159)	$3,958

9. Computation of Loss per Share

	Three months Ended Sept 30, 2011	Three months Ended Sept 30, 2010	Nine months Ended Sept 30, 2011	Nine months Ended Sept 30, 2010
Numerator: Net income (loss) from continuing operations	$(3,420)	$1,869	$(5,941)	$2,159
Net income from discontinued operations	—	93	—	602
Net income (loss)	$(3,420)	$1,962	$(5,941)	$2,761

Denominator:
Basic weighted-average shares outstanding	16,330,171	16,277,202	16,325,250	16,270,067
Dilutive stock options	—	82,266	—	89,136
Dilutive weighted-average shares outstanding	16,330,171	16,359,468	16,325,250	16,359,203

Basic income (loss) per share from continuing operations	$(0.21)	$0.11	$(0.36)	$0.13
Basic income per share from discontinued operations	—	0.01	—	0.04
Basic income (loss) per share	$(0.21)	$0.12	$(0.36)	$0.17
Diluted income (loss) per share from continuing operations	$(0.21)	$0.11	$(0.36)	$0.13
Diluted income per share from discontinued operations	—	0.01	—	0.04
Diluted income (loss) per share	$(0.21)	$0.12	$(0.36)	$0.17

Due to the net loss for the three and nine months ended September 30, 2011, dilutive shares have no effect on the loss per share. For the three and nine months ended September 30, 2010, dilutive shares exclude the effect of 698,900 anti-dilutive options.

10. Assets Held for Sale

The Company has certain assets that are classified as assets held for sale. These assets are carried on the balance sheet at the lower of the carrying amount or estimated fair value, less cost to sell. Once an asset is classified held for sale, there is no further depreciation taken on the asset. At September 30, 2011, the net book value of assets held for sale was approximately $6.0 million (December 31, 2010—$4.5 million). This amount is included in property and equipment on the balance sheet.

11. Contingent Liabilities

The Company is subject to legal proceedings that arise in the ordinary course of business. In the opinion of Management, the aggregate liability, if any, with respect to these actions, will not have a material adverse effect on the consolidated financial position, results of operations or cash flows. Legal costs are expensed as incurred.

12. Income Taxes

At December 31, 2010, the Company established a valuation allowance of $39.6 million for deferred tax assets as required by FASB ASC 740-10. At September 30, 2011, the Company increased the valuation allowance by $5.0 million to $44.6 million.

13. Risk Management Activities and Fair Value Measurements

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

Interest Rate Swaps

The Company is exposed to interest rate volatility with regard to existing variable rate debt. The Company has entered into variable-to-fixed interest rate swaps on variable rate term debt and revolving debt to limit its exposure to changing interest rates and future cash flows for interest. The interest rate swaps provide for the Company to pay an amount equal to a specified fixed rate of interest times a notional principal amount and to receive in return an amount equal to a variable rate of interest times the same notional amount. The swaps are accounted for as cash flow hedges. The effective portions of changes in fair value of the interest rate swaps are recorded in Accumulated Other Comprehensive Income and are recognized into earnings in the same period in which the hedged forecasted transaction affects earnings. Ineffective portions of changes in fair value are recognized into earnings as they occur. At September 30, 2011, the notional amount of the swap was $5.0 million, with the average pay rate being 5.07% and the average receive rate being 0.25%. The swap matures on December 31, 2011.

The Company primarily applies the income approach for recurring fair value measurements and endeavours to utilize the best available information. Accordingly, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. The Company is able to classify fair value balances based on the observability of those inputs.

FASB ASC 820-10-05 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to measurements based on unobservable inputs (Level 3 measurement).

Liabilities measured at fair value on a recurring basis include the following as of September 30, 2011:

	Fair Value Measurements Using			Liabilities
(in thousands)	Level 1	Level 2	Level 3	At Fair Value
Liabilities
Interest rate swaps	$—	$59	$—	$59

Total liabilities	$—	$59	$—	$59

The following table presents the fair value of derivative instruments for the three and nine months ended September 30:

	Notional Amount	Fair Value	Balance Sheet Location	Gain in OCI Three months ended September 30, 2011	Gain in OCI Nine months ended September 30, 2011
Interest rate swaps	$5,000	$59	Other liabilities	$124	$459

Hedges of net investment in self-sustaining operations:

United States dollar denominated debt of $69.7 million held by an entity with a Canadian dollar functional currency is designated as a hedge against the Company’s exposure for a portion of its net investment in self-sustaining U.S. dollar denominated subsidiaries with a view to reducing the impact of foreign exchange fluctuations. The foreign exchange effect of both the U.S. dollar debt and the net investment in U.S. dollar denominated subsidiaries is reported in other comprehensive income. As at September 30, 2011, the Company’s net investment in U.S. dollar denominated subsidiaries totaled $273.1 million. No ineffectiveness has been recorded in earnings as the notional amounts of the hedging item equals the portion of the net investment balance being hedged.

14. Segmented Information

	Three months Ended Sept 30, 2011	Three months Ended Sept 30, 2010	Nine months Ended Sept 30, 2011	Nine months Ended Sept 30, 2010
Revenue:
LTL	$176,407	$150,655	$513,758	$436,499
SCO	29,752	23,469	86,670	64,481

	$206,159	$174,124	$600,428	$500,980

	Three months Ended Sept 30, 2011	Three months Ended Sept 30, 2010	Nine months Ended Sept 30, 2011	Nine months Ended Sept 30, 2010
Operating income (loss) from continuing operations:
LTL	$(2,878)	$3,006	$(3,135)	$6,239
SCO	2,922	1,995	7,349	4,759
Corporate office and other	(783)	(932)	(3,687)	(3,261)

	$(739)	$4,069	$527	$7,737

	Three months Ended Sept 30, 2011	Three months Ended Sept 30, 2010	Nine months Ended Sept 30, 2011	Nine months Ended Sept 30, 2010
Depreciation and amortization:
LTL	$3,582	$4,159	$11,160	$12,676
SCO	354	431	1,088	1,247
Corporate office and other	40	30	125	91

	$3,976	$4,620	$12,373	$14,014

Item 2.	Management’s Discussion and Analysis of Results of Operation

The following discussion should be read in conjunction with our unaudited consolidated interim financial statements for the three and nine months ended September 30, 2011 and the notes thereto as included in Item 1 of this Quarterly Report on Form 10-Q.

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

•

the Company’s expectation that revenue per hundredweight and length of haul will increase in upcoming quarters as the freight environment improves and the LTL segment continues to cross-sell the newly acquired territory;

•	the Company’s intention to return one quarter of each employee’s 5% salary and wage reduction in each fiscal quarter in 2011;

•	the Company’s intention to reduce purchased transportation expense by replacing purchased linehaul expense with Company drivers and Company operated rolling stock;

•	the Company’s expectation that it will be able to reduce maintenance expense in 2012;

•	the Company’s expectation that fuel and fuel-related expenses will decline with the addition of new tractors;

•	the Company’s expectation that the additional density from the Milan acquisition and the cross-sell into the newly acquired territory will improve financial results;

•	the Company’s expectation that operational improvements within the U.S. LTL business unit will have a positive impact in 2012;

•	the Company’s expectation that activity levels and pricing trends will improve year-over-year results;

•	the Company’s ability to maintain DSO below 40 days;

•

the Company’s intention to purchase a specified level of property and equipment and to finance such acquisitions with cash flow from operations and, if necessary, from the Company’s revolving credit facilities;

•	the Company’s ability to generate future operating cash flows from profitability and managing working capital;

•	the Company’s ability to exceed prior year results in the SCO segment if trends in current activity levels within the segment persist and open additional facilities in the next twelve months;

•	the Company’s operational plan will improve service and efficiencies in the U.S. LTL business unit;

•	the Company’s expectation to close its asset based revolving credit facility and real estate term facility prior to November 30, 2011;

•	the Company’s ability to benefit from an improvement in the economic and pricing environment.

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

CONSOLIDATED RESULTS

The following table summarizes the Consolidated Statements of Income (Loss) for the three and nine months ended September 30:

	For the three months ended Sept 30,			For the nine months ended Sept 30,
(in thousands)	2011	2010	2011 vs 2010	2011	2010	2011 vs 2010
Revenue	$206,159	$174,124	18.4%	$600,428	$500,980	19.9%

Salaries, wages and employee benefits	79,958	67,031	19.3%	229,452	197,718	16.0%
Purchased transportation	32,814	29,986	9.4%	97,431	83,828	16.2%
Depreciation and amortization	3,976	4,620	(13.9%)	12,373	14,015	(11.7%)
Maintenance	9,656	7,622	26.7%	26,742	21,508	24.3%
Rents and leases	10,469	7,152	46.4%	27,725	21,002	32.0%
Purchased labor and owner operators	19,579	17,214	13.7%	58,163	47,015	23.7%
Fuel and fuel related expenses	34,509	21,910	57.5%	100,713	64,760	55.5%
Other operating expenses	15,933	14,479	10.0%	47,403	43,501	9.0%
Other income	4	41	(90.2%)	(101)	(104)	(2.9%)

Total Expenses	$206,898	$170,055	21.7%	$599,901	$493,243	21.6%

Income (loss) from continuing operations	(739)	4,069	(118.2%)	527	7,737	(93.2%)
Interest expense, net	1,694	1,792	(5.5%)	4,347	5,815	(25.2%)
Income tax expense (recovery)	987	408	141.9%	2,121	(237)	994.9%

Net income (loss) from continuing operations	(3,420)	1,869	(283.0%)	(5,941)	2,159	(375.2%)

Net income from discontinued operations	—	93	(100.0%)	—	602	(100.0%)

Net income (loss)	$(3,420)	$1,962	(274.3%)	$(5,941)	$2,761	(315.2%)

Income (loss) per share:
Basic – continuing operations	$(0.21)	$0.11		$(0.36)	$0.13
Basic – net income (loss)	$(0.21)	$0.12		$(0.36)	$0.17
Diluted – continuing operations	$(0.21)	$0.11		$(0.36)	$0.13
Diluted – net income (loss)	$(0.21)	$0.12		$(0.36)	$0.17
Operating Ratio (1)	100.4%	97.7%		99.9%	98.5%

Revenue increased 18.4% to $206.2 million for the third quarter of 2011 compared to $174.1 million in the third quarter of 2010. Revenue in the LTL and SCO segments increased 17.1%, and 26.8%, respectively. Revenue for the third quarter of 2011 was impacted by a stronger Canadian dollar and an increase in fuel surcharge revenue, accounting for approximately $13.3 million of the consolidated revenue increase. Excluding the impact of fuel surcharge revenue and a stronger Canadian dollar, revenue for the comparative quarters improved 10.7%. For the nine months ended September 30, 2011, revenue increased 19.9% to $600.4 million compared to $501.0 million for the same nine-month period in September 30, 2010. Consolidated revenue for the comparable nine-month period was also impacted by a stronger Canadian dollar and increase in fuel surcharge revenue accounting for $41.0 million of the total revenue increase. Detailed explanations for the fluctuations in revenue are discussed below in “Segmented Results”.

Salaries, wages and employee benefits increased 19.3% for the third quarter of 2011 compared to the same period a year ago. For the nine-month period ended September 30, 2011, salaries, wage and employee benefits increased 16.0% compared to the same nine-month period a year ago. This compares with a 19.8% increase in employee headcount compared to September 30, 2010. Employee headcount was expected to increase by approximately 600 individuals resulting from the acquisition of the Milan Express Inc. (“Milan”) LTL assets on February 19, 2011. However, headcount increased approximately 1,000 employees to handle the increase in business and to recover from the acquired backlog of freight at Milan. Furthermore, management committed to its US LTL business unit employees to return a quarter of the 2008 5% wage reduction at the commencement of each calendar quarter in 2011. As of September 30, 2011 three quarterly increases of 1.25% have been issued. Salary, wages and employee benefit expenses should outpace the prior year expenses, but as management improves efficiencies within the U.S. LTL business unit, it is expected to decline on a percentage of revenue basis.

Purchased transportation increased 9.4% and 16.2% for the three-month and nine-month periods ended September 30, 2011 compared to the same periods in 2010 respectively. This was attributable to a 9.9% increase in shipments in the U.S. LTL business unit and a 4.1% increase in intermodal shipments in the Canadian LTL business unit that required additional railway transportation expense in the nine-month comparative periods. The Company’s U.S. LTL business received 400 additional tractors near the end of the second quarter and beginning of the third quarter. The additional tractors along with a concerted effort to reduce purchased miles, decreased purchased transportation costs by 9.9% compared to the second quarter of 2011.

Depreciation and amortization expense declined 11.7% for the nine months ended September 30, 2011 compared to the same period in 2010, and is primarily attributable to the sale of rolling stock and buildings throughout 2010.

Maintenance expense increased 26.7% and 24.3% for the three-month and nine-month periods ended September 30, 2011 compared to the same periods in 2010, respectively. Additional maintenance expense for the Milan acquired fleet and continued focus on the Company’s preventative maintenance program increased maintenance expense as a percentage of revenue to 4.7% compared to 4.4% for the third quarter of 2010. The increased focus on the Company’s maintenance program should yield gains in 2012.

Rents and leases expense increased 46.4% and 32.0% for the three-month and nine-month periods ended September 30, 2011 compared to the same periods in 2010 respectively. The increase is attributable to the aforementioned new tractors, leased equipment added in the Milan acquisition as well as the new short-term leased facilities in the new acquired territory. Rents and leases expense should continue to increase due to the aforementioned new tractors and additional leases within the SCO segment due to the new distribution facility in Sacramento, California.

Purchased labor and owner operator expenses, primarily driven by the Canadian LTL business unit and the SCO segment, increased in the comparable three-month and nine-month periods ended September 30, 2011 and 2010 due to an increase in LTL shipments and an increase in activity levels within the SCO segment.

Fuel and fuel-related expenses increased 57.5% and 55.5% for the three-month and nine-month periods ended September 30, 2011 compared to the same periods in 2010 respectively. The average price of diesel increased approximately 32% and 29% from the comparative three-month and nine-month periods respectively. Furthermore, the Company’s fuel consumption increased due to the increase in activity as indicated by the 9.9% increase in shipments and the expanded fleet and territory attributable to the Milan acquisition in the nine-month period. Fuel and fuel-related expenses are expected to decline slightly due to the improved fuel economy attributable to the aforementioned acquisition of 400 new tractors.

The Company incurred interest expense of $1.7 million in the third quarter of 2011 compared to interest expense of $1.8 million for the same quarter a year ago. The Company’s total balance sheet debt at September 30, 2011 is $3.0 million less than September 30, 2010.

During the fourth quarter of 2010 and in accordance with Financial Accounting Standard Board (“FASB”) Accounting Standard Codification (“FASB ASC”) 740-10, the Company recorded a valuation allowance for all U.S. deferred tax assets. As required by this standard, the Company increased the valuation allowance by $5.0 million, which would have been the tax recovery attributable to the Company’s U.S. based companies for the nine months ended September 30, 2011. Consequently, the Company recorded a consolidated tax expense of $2.1 million for the first nine months of 2011 compared to a recovery of $0.2 million for the first nine months of 2010.

Net loss for the 2011 third quarter was $3.4 million compared to net income of $2.0 million for the same quarter in 2010. This resulted in a loss per share of $0.21 for the third quarter of 2011 compared to basic and diluted earnings per share of $0.12 for the third quarter of 2010. The weighted average number of shares for the current quarter was 16.3 million shares basic and diluted compared to 16.3 million basic shares and 16.4 million diluted shares in the third quarter of 2010. For the nine months ended September 30, 2011, the Company posted a net loss of $5.9 million compared to a net income of $2.8 million in the same nine-month period a year ago. This resulted in a loss of 0.36 per share compared to earnings per share of $0.17 basic and diluted for the 2010 nine-month period. The weighted average number of shares for the nine-month period of 2011 was 16.3 million shares basic and diluted compared to 16.3 million basic and 16.4 million diluted shares in the nine-month period of 2010.

SEGMENTED RESULTS

Less-Than-Truckload (LTL)

The table below provides summary information for the LTL segment for the three and nine months ended September 30:

	For the three months ended Sept 30,			For the nine months ended Sept 30,
(in thousands)	2011	2010	2011 vs 2010	2011	2010	2011 vs 2010
Revenue	$176,407	$150,655	17.1%	$513,758	$436,499	17.7%
Income (loss) from operations	(2,878)	3,006	(195.7%)	(3,135)	6,239	(150.2%)
Operating ratio	101.6%	98.0%		100.6%	98.6%

	For the three months ended Sept 30,			For the nine months ended Sept 30,
(in thousands)	2011	2010	2011 vs 2010	2011	2010	2011 vs 2010
Number of shipments (2)	1,112,138	1,026,936	8.3%	3,238,922	2,987,047	8.4%
Weight (000s of lbs) (3)	1,632,736	1,494,924	9.2%	4,843,656	4,448,875	8.9%
Revenue per shipment (4)	$158.62	$146.70	8.1%	$158.62	$146.13	8.5%
Revenue per hundredweight (5)	$10.80	$10.08	7.1%	$10.61	$9.81	8.2%

Revenue in the LTL segment increased 17.1% to $176.4 million in the third quarter of 2011 compared to $150.7 million in the same period a year ago. The increase in revenue was influenced by fuel surcharge which represented 16.7% of revenue in the third quarter of 2011 compared to 12.3% of revenue in the third quarter of 2010. Therefore, revenue net of fuel surcharge for the third quarter of 2011 increased 12.5% compared to the third quarter of 2010. Revenue, net of fuel surcharge, was impacted by the additional business from the Milan acquisition on February 19, 2011 as indicated by the increase in shipments and tonnage of 8.3% and 9.2% respectively compared to the third quarter of 2010.

Revenue in the LTL segment increased 17.7% to $513.8 million for the nine-month period ended September 30, 2011 compared to $436.5 million for the same nine-month period a year ago. The increase in revenue was influenced by the fuel surcharge which represented 16.5% of revenue in the first nine months of 2011 compared to 12.3% of revenue in the first nine months of 2010. Shipments and tonnage increased 8.4% and 8.9% respectively, in the comparable nine-month period primarily attributable to the acquisition of Milan.

Shipments per day in the U.S. LTL business unit increased 10.5% for the third quarter of 2011 compared to the third quarter of 2010. This can be primarily attributable to the acquisition of Milan on February 19, 2011. On sequential basis from June 30, 2011 compared to September 30, 2011 length of haul increased 3.1% and revenue per hundredweight increased 4.0%. Management expects the revenue per hundredweight and length of haul to increase in the upcoming quarters as the pricing environment continues to firm up and the LTL segment continues to sell the expanded territory. Although revenue increased in the US LTL business unit, the business unit did not perform to management expectations. Operational improvements made in the second quarter and throughout the third quarter positively impacted service and operating metrics. Higher than expected workers’ compensation and healthcare expense negatively impacted results in the quarter. Management expects the aforementioned operational improvements to have a positive financial impact in 2012.

The Canadian LTL business unit posted an excellent 2011 third quarter benefiting from a strong Canadian economy and a stable operation compared to the U.S. LTL business unit.

Lastly, management believes that with additional density gains, continued momentum in the North American pricing environment as well as the cross sell into its newly acquired territory in the southern U.S., combined with a continued focus on efficiency, the LTL segment is well positioned to improve income from operations over the long term.

Supply Chain Operation (SCO)

The table below provides summary information for the Supply Chain Operation segment for the three and nine months ended September 30:

	For the three months ended Sept 30,			For the nine months ended Sept 30,
(in thousands)	2011	2010	2011 vs 2010	2011	2010	2011 vs 2010
Revenue	$29,752	$23,469	26.8%	$86,670	$64,481	34.4%
Income from operations	2,922	1,995	46.5%	7,349	4,759	54.4%
Operating ratio	90.2%	91.5%		91.5%	92.6%

Revenue in the SCO segment improved 26.8% and income from operations increased by 46.5% for the third quarter of 2011 compared to the third quarter 2010. The improvement in revenue and income from operations is attributable to increased activity levels across all regions in the SCO segment as well as the addition of two dedicated facilities in the third quarter 2010, one in New Mexico and one in Utah, which are fully contributing and that were not fully included in the third quarter of 2010 results. At the end of the third quarter, a new dedicated facility in Sacramento, California was opened bringing total square footage under management to 2.0 million. Management expects to open two to three additional supply chain solution facilities in the next twelve months. These results represented a record quarter for the SCO segment and should the current trend in activity levels persist, results in the upcoming quarters should exceed the previous year’s quarterly results.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow from operations for the third quarter of 2011 generated $0.2 million compared to $7.3 million in the 2010 third quarter. The Company generated a net loss from continuing operations in the third quarter of 2011, and depreciation and amortization expense was $0.6 million lower compared to the 2010 third quarter. Days sales outstanding (“DSO”) in the third quarter of 2011 were 39.3 days compared to DSO of 42.7 days for the third quarter of 2010.

The Company’s future operating cash flows are largely dependent upon the Company’s profitability and its ability to manage its working capital requirements, primarily accounts receivable, accounts payable, and wage and benefit accruals.

On February 19, 2011 the Company acquired selected assets of Milan, a private carrier headquartered in Milan, Tennessee for $7.6 million. Milan added new coverage to Vitran’s network in the states of Alabama, Georgia, Mississippi, North Carolina and South Carolina. The acquisition was financed by a $6.0 million operating lease from a third party. The remainder of the purchase price was financed by the Company’s revolving credit facility. An additional $0.1 million of cash consideration was paid in the third quarter as Vitran continued to operate in three out of the five new states that were added to the Company’s pre-existing network.

On June 30, 2011 the Company amended the terms and conditions of its existing bank syndicated credit facilities to amend its leverage ratio covenants. Pursuant to this amendment, interest rate spreads on currently drawn debt increased from 250 bps to 400 bps. On July 11, 2011 the Company added additional borrowing capacity of $11.5 million to the revolving credit facility maturing on July 31, 2012. At September 30, 2011 the Company had not borrowed from the additional $11.5 million of borrowing capacity.

The Company has received commitments to refinance its current term debt and revolving debt facilities with a new three-year asset based revolving debt facility providing financing up to $85 million and a new seven-year $46 million real estate term facility, subject to final due diligence, secured by specific real estate in Canada. The proceeds from the new facilities will be used to extinguish the current term debt and current revolving debt credit facilities which mature July 2012. The Company was not in compliance with one of its bank debt covenants as of September 30, 2011. The Company received waivers under its current credit facilities which are effective September 30, 2011 to November 30, 2011 in order to facilitate the refinancing.

As at September 30, 2011, interest-bearing debt was $79.4 million consisting of $8.5 million of term debt, $67.6 million drawn under a revolving credit facility and $3.3 million of capital leases. At December 31, 2010 interest-bearing debt was $73.3 million consisting of $19.5 million of term debt, capital leases of $5.8 million and $48.0 million drawn under the revolving credit facility.

For the nine months ended September 2011, the Company repaid $11.0 million of term debt, $2.7 million of capital leases and drew down $19.7 million on its revolving credit facility. At September 30, 2011, the Company had $19.2 million of available credit facilities, net of outstanding letters of credit to achieve its future operational and capital objectives.

The Company generated $0.4 million in proceeds on the divestiture of surplus equipment in the first nine months of 2011. Capital expenditures, excluding acquisition capital expenditures, amounted to $7.6 million for the first nine months of 2011 and were funded out of the revolving credit facility and capital leases. The majority of the capital expenditures were for facilities in Knoxville, TN; Atlanta GA; Tifton, GA; Jackson, MS; Mobile, AL; and Montgomery, AL. The table below sets forth the Company’s capital expenditures for the three and nine months ended September 30.

	For the three months ended Sept 30,		For the nine months ended Sept 30,
(in thousands of dollars)	2011	2010	2011	2010
Real estate and buildings	$—	$54	$4,620	$1,454
Tractors	4	250	766	684
Trailing fleet	15	23	636	1,062
Information technology	452	144	774	545
Leasehold improvements	112	29	176	41
Other equipment	436	267	655	962

Total	$1,019	$767	$7,627	$4,748

Management estimates that cash capital expenditures, excluding real estate additions for the remainder of 2011, will be between $2.0 million and $4.0 million. The Company may enter into operating leases to fund the acquisition of specific equipment should the business levels exceed the current equipment capacity of the Company. The Company expects to finance its capital requirements with cash flow from operations, operating leases and, if required, its available credit facilities.

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

The following table summarizes our significant contractual obligations and commercial commitments as of September 30, 2011:

(in thousands of dollars)		Payments due by period
Contractual Obligations	Total	2011	2012 & 2013	2014 & 2015		Thereafter
Term credit facilities	$8,500	$5,000	$3,500	$	Nil	$	Nil
Revolving credit facilities	67,615	Nil	67,615		Nil		Nil
Capital lease obligations	3,324	836	2,488		Nil		Nil
Estimated interest payments (i)	2,492	873	1,619		Nil		Nil

Sub-total	81,931	6,709	75,222		Nil		Nil
Operating leases	108,330	8,397	58,384		34,611		6,938

Total Contractual Obligations	$190,261	$15,106	$133,606		$34,611		$6,938

(i)	The Company has estimated its interest obligation on its fixed and variable rate obligations. For fixed rate debt where variable-to-fixed interest rate swaps are in place, the fixed interest rate was used to determine the interest obligation until the interest rate swaps mature. For other fixed rate debt, the fixed rate was used to determine the interest rate obligation. For variable rate debt, the variable rate in place at September 30, 2011 was used to determine the total interest obligation.

In addition to the above-noted contractual obligations, as at September 30, 2011, the Company utilized the revolving credit facilities for standby letters of credit (“LOC”) of $21.1 million. The LOC’s are used as collateral for self-insured retention of insurance claims. Export Development Canada (“EDC”) provided guarantees up to $12.2 million on specific LOC’s to the Company’s syndicated lenders. As a result, the Company’s definition of funded debt in the associated credit agreement excludes LOC’s guaranteed by the EDC.

A significant decrease in demand for our services could limit the Company’s ability to generate cash flow and affect its profitability. The Company’s new asset based revolving credit agreement, which is expected to close prior to November 30, 2011, contains certain financial maintenance tests that trigger when availability under the credit agreement is below a certain threshold and that will require the Company to achieve stated levels of financial performance, which, if not achieved, could cause an acceleration of the payment schedules. Should the current macro-economic environment further destabilize, and if triggered, the Company may fail to comply with the aforementioned debt covenants within the next twelve months. Should the Company not close the asset based revolving credit agreement prior to November 30, 2011, the Company will require further accommodation under its existing syndicated credit agreement. Assuming no significant decline in business levels or financial performance, Management expects that existing working capital, together with available revolving credit facilities, will be sufficient to fund operating and capital requirements as well as service the contractual obligations.

OUTLOOK

The North American transportation environment continued to show positive economic signs in the third quarter of 2011. The SCO segment posted another record quarter and with a new dedicated contract which came on line at the end of September 2011, the SCO segment should outpace the prior year financial results. The most significant opportunity remains in the U.S. LTL business unit. Management is executing an operational plan that should improve the service and efficiency of the operation. Furthermore, if the pricing environment continues its positive momentum and the Company has the opportunity to cross sell its customers into and out of its new territory within the southern states of North Carolina, South Carolina, Georgia, Alabama and Mississippi, financial results can improve. Management remains optimistic, should operational initiatives take hold, activity levels and pricing initiatives continue to improve, that Vitran’s financial results should continue to improve year-over-year.

QUARTERLY RESULTS (unaudited)

(thousands of dollars except per share amounts)	2011 Q3	2011 Q2	2011 Q1	2010 Q4 *	2010 Q3	2010 Q2	2010 Q1	2009 Q4
Revenue	$206,159	$208,881	$185,388	$171,576	$174,124	$169,713	$157,143	$156,170
Income (loss) from continuing operations	(739)	(241)	1,507	(2,735)	4,069	3,958	(290)	(2,119)
Net Income (loss) from continuing operations	(3,420)	(2,297)	(224)	(40,208)	1,868	1,567	(1,276)	(2,480)
Income (loss) from continuing operations per share:
Basic	$(0.21)	$(0.14)	$(0.01)	$(2.47)	$0.11	$0.10	$(0.08)	$(0.15)
Diluted	(0.21)	(0.14)	(0.01)	(2.47)	0.11	0.10	(0.08)	(0.15)
Weighted average number of shares:
Basic	16,330,171	16,330,041	16,315,374	16,299,643	16,277,202	16,266,441	16,266,441	16,266,441
Diluted	16,330,171	16,330,041	16,315,374	16,299,643	16,359,468	16,365,410	16,266,441	16,266,441

*	In the fourth quarter of 2010, Vitran recorded a non-cash tax valuation allowance of $38.9 million negatively impacting net income (loss) from continuing operations.

Definitions of non-GAAP measures:

(1)	Operating ratio (“OR”) is a non-GAAP financial measure which does not have any standardized meaning prescribed by GAAP. OR is the sum of total operating expenses, divided by revenue. OR allows management to measure the Company and its various segments’ operating efficiency. OR is a widely recognized measure in the transportation industry which provides a comparable benchmark for evaluating the Company’s performance compared to its competitors. Investors should also note that the Company’s presentation of OR may not be comparable to similarly titled measures by other companies. OR is calculated as follows:

	Three months Ended Sept 30, 2011	Three months Ended Sept 30, 2010	Nine months Ended Sept 30, 2011	Nine months Ended Sept 30, 2010
Total operating expenses	$206,898	$170,055	$599,901	$493,243
Revenue	$206,159	$174,124	$600,428	$500,980

Operating ratio (“OR”)	100.4%	97.7%	99.9%	98.5%

(2)	A shipment is a single movement of goods from a point of origin to its final destination as described on a bill of lading document.

(3)	Weight represents the total pounds shipped.

(4)	Revenue per shipment represents revenue divided by the number of shipments.

(5)	Revenue per hundredweight is the price obtained for transporting 100 pounds of LTL freight from point to point, calculated by dividing the revenue for an LTL shipment by the hundredweight (weight in pounds divided by 100) for a shipment.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

(in thousands of dollars)		Payments due by period
Long-term debt	Total	2011	2012 & 2013		2014 & 2013		Thereafter

Variable Rate
Term bank facility	$5,000	$5,000	$	Nil	$	Nil	$	Nil
Average interest rate (LIBOR)	4.25%	4.25%

Term bank facility	3,500	Nil		3,500		Nil		Nil
Average interest rate (LIBOR)	4.25%	4.25%

Revolving bank facility	67,615	Nil		67,615		Nil		Nil
Average interest rate (LIBOR)	4.25%	4.25%

Fixed Rate
Capital lease obligations	3,324	836		2,488		Nil		Nil
Average interest rate	6.15%	6.15%		6.15%

Total	$79,439	$5,836		$73,603	$	Nil	$	Nil

The Company uses variable-to-fixed interest rate swaps on its term and revolving credit facilities with a notional amount of $5.0 million at September 30, 2011. The average pay rate on the swaps is 5.07% and the average receive rate is the three-month LIBOR rate, which is currently 0.25%. To value the interest rate swaps, a discounted cash flow model is utilized. Primary inputs into the model that will cause the fair value to fluctuate period-to-period include the fixed interest rates, the future interest rates, credit risk and the remaining time to maturity of the interest rate swaps. Management’s intention is to hold the interest rate swaps to maturity.

The Company is exposed to foreign currency risk as fluctuations in the United States dollar against the Canadian dollar can impact the financial results of the Company. The Company’s Canadian operations realize foreign currency exchange gains and losses on the United States dollar denominated revenue generated against Canadian dollar denominated expenses. Furthermore, the Company reports its results in United States dollars thereby exposing the results of the Company’s Canadian operations to foreign currency fluctuations. In addition, the Company’s United States dollar debt of $69.7 million is designated as a hedge of the investment in the United States’ self-sustaining foreign operations.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of Company management, including our CEO and CFO, of the effectiveness of the design, implementation and operation of its disclosure controls and procedures. Based on this evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective as of September 30, 2011.

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

Item 1A.	Risk Factors

See Part 1A of the Company’s 2010 Annual Report on Form 10-K.

Item 2.	Unregistered Sale of Equity and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Removed and Reserved

Item 5.	Other Information

None.

Item 6.	Exhibits and Reports on Form 8-K

Exhibits

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 8, 2011

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 8, 2011

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 8, 2011

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VITRAN CORPORATION INC.

/s/FAYAZ D. SULEMAN
Fayaz D. Suleman
Date: November 8, 2011	Vice President of Finance and Chief Financial Officer (Principle Financial Officer)