Form 10-K
period 2011-12-31
VITRAN CORP INC
filed 2012-02-09
CIK 946823

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

416-596-7664

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Shares	Toronto Stock Exchange – TSX® NASDAQ – Global Select Market

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 16,331,241 common shares outstanding at February 9, 2012. The aggregate market value of the voting stock of the registrant, excluding directors, officers and registered holders of 10% as of February 9, 2012 was approximately $97,000,000.

DOCUMENTS INCORPORATED BY REFERENCE

1) Portions of the Proxy Statement for the 2012 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed within 120 days of the end of the fiscal year ended December 31, 2011, are incorporated by reference in Part III hereof. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

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

PART I

ITEM 1—BUSINESS

OVERVIEW

Vitran Corporation Inc. (“Vitran” or the “Company”) is a leading, predominantly non-union, provider of freight surface transportation and related supply chain services throughout Canada and in 34 states in the eastern, southeastern, central, southwestern, and western United States. The Company’s business consists of Less-than-truckload services (“LTL”) and Supply Chain Operation (“SCO) services. These services are provided by stand-alone business units within their respective regions. The business units operate independently or in a complementary manner to provide solutions depending on a customer’s needs. For the years ended December 31, 2011 and 2010, the Company had revenues of $805.6 million and $672.6 million, respectively.

CORPORATE STRUCTURE

Vitran’s principal executive and registered office is located at 185 The West Mall, Suite 701, Toronto, Ontario, Canada, M9C 5L5. Vitran Corporation Inc. was incorporated in Ontario under the Business Corporation Act (Ontario) on April 29, 1981.

Vitran’s business is carried on through its subsidiaries which hold the relevant licenses and permits required to carry on business. The following are Vitran’s principal operating subsidiaries (including their jurisdiction of incorporation), all wholly owned as at December 31, 2011: Vitran Express Canada Inc. (Ontario); Can-Am Logistics Inc. (Ontario); Vitran Logistics Ltd. (Ontario); Expéditeur T.W. Ltée (Canada); Vitran Corporation (Nevada); Vitran Express Inc. (Pennsylvania); Vitran Logistics Corp. (Delaware); Vitran Logistics Inc. (Indiana); and Las Vegas/L.A. Express, Inc. (California).

OPERATING SEGMENTS

Segment financial information is included in Note 13 to the Consolidated Financial Statements.

LTL Services

Vitran has grown organically and made strategic acquisitions to build a comprehensive LTL network throughout Canada and in the eastern, southeastern, central, southwestern, and western United States. Vitran’s LTL business represented approximately 85.2% of its revenue for the year ended December 31, 2011.

On May 31, 2005, Vitran expanded into the southwestern United States by acquiring Chris Truck Line (“CTL”), a Kansas-based regional less-than-truckload carrier serving 11 states. With the acquisition of CTL, Vitran obtained an additional 19 service centers covering 11 states, including new territory in Colorado, Kansas, Oklahoma, and Texas. On January 3, 2006, Vitran, through its subsidiary Vitran Express West Inc., expanded into the western United States by acquiring the assets of Sierra West Express (“SWE”), a Nevada-based regional less-than-truckload carrier serving three states. With the acquisition of SWE, Vitran expanded its footprint to California, Nevada, and Arizona. On October 2, 2006, Vitran expanded into the eastern United States by acquiring PJAX Freight System (“PJAX”), a Pennsylvania-based regional less-than-truckload carrier serving 11 states. With the acquisition of

PJAX, Vitran obtained 22 service centers including expanded and new state coverage in New Jersey, Pennsylvania, Delaware, Maryland, West Virginia and Virginia. During 2008, the U.S. LTL business unit launched a new integrated operating system and completed the physical and operational integrations of all its LTL companies. On December 31, 2009, these acquired companies were re-organized for tax purposes with Vitran’s existing LTL operation, Vitran Express Inc. (Indiana), to form Vitran Express Inc. (Pennsylvania). On February 19, 2011, Vitran acquired selected assets of Milan Express Inc.’s (“Milan”) LTL division, a private LTL carrier headquartered in Milan, Tennessee. With the acquisition of Milan, Vitran added 19 service centers including expanded and new state coverage in Alabama, Georgia, Mississippi, North Carolina and South Carolina.

Within the United States, the Company operates primarily within the eastern, southeastern, central, southwestern and western United States and delivers approximately 80.0% of its freight shipments within one or two days. In addition, the Company offers its services to the other regions in the United States (other than Alaska and Hawaii) through its strategic inter-regional relationships. The service is provided over-the-road, mostly by Company drivers, which allows more control in servicing these time-sensitive shipments. Vitran’s U.S. LTL business represented approximately 72.0% of total LTL revenues for the year ended December 31, 2011.

Within Canada, the Company provides next-day service within Ontario, Quebec and parts of western Canada, and generates most of its revenue from the movement of LTL freight within the three- to five-day east-west service lanes. The majority of its trans-Canada freight is shipped intermodally, whereby the Company’s containers are loaded onto rail cars and trans-loaded to Vitran facilities where Vitran’s network of owner operators pick up and deliver the freight to various destinations. An expedited service solution is also offered nationally using over-the-road driver teams to complete these deliveries in a shorter time frame. Vitran’s Canadian LTL business represented approximately 28.0% of total LTL revenues for the year ended December 31, 2011.

Vitran’s Transborder Service Solution (inter-regional) provides over-the-road service between its Canadian LTL and U.S. LTL business units. This is the Company’s highest margin and fastest growing service, achieving a five-year compounded average growth rate of approximately 10% per annum at December 31, 2011.

Supply Chain Operation

Vitran’s SCO segment represented approximately 14.8% of its revenues for the year ended December 31, 2011. The SCO involves the management and transportation of goods and the provision of information about such goods as they pass through the supply chain from manufacturer to end user. The SCO’s role is to design a supply chain network for a customer, contract with the necessary suppliers (including Vitran’s LTL services), as well as implement the design and management of the logistical system. Vitran’s SCO offers a range of services in Canada and the United States including cross-docks, inventory management, flow-through distribution facilities, and dedicated distribution facilities that focus primarily on long-term customized supply chain solutions. In addition, SCO provides over-the-road or intermodal freight brokerage services with sales offices in Toronto, Montreal and Los Angeles, so as to capitalize on international traffic flows in North America.

Over the past decade, Vitran has grown its SCO segment organically, and on November 30, 2007, announced the strategic acquisition of Las Vegas/L.A. Express Inc. (“LVLA”), a retail supply-chain management specialist based in Ontario, California. LVLA operated six facilities, and its acquisition by Vitran added 470,000 square feet of logistics space. As at December 31, 2011, Vitran’s SCO had approximately 2.0 million square feet of warehouse and distribution space under management.

Truckload

On November 30, 2010, the Company sold the majority of the rolling stock of the former Truckload segment for proceeds of $3.0 million and retained the net working capital of $2.0 million. The Company recorded a gain of $2.2 million on the equipment sold and wrote off the remaining $4.8 million of goodwill attributable to this business in Fiscal 2010. The operating results and divestiture of the segment have been recorded as a discontinued operation.

THE TRUCKING INDUSTRY

The trucking industry consists of two segments, specifically private fleets and “for-hire” carriers. The private carrier segment consists of fleets owned and operated by shippers who move their own goods. The “for-hire” segment is further divided into Truckload (“TL”) and LTL sub-segments, based on the typical shipment size handled by the carrier. TL refers to carriers transporting shipments greater than 10,000 pounds and LTL refers to carriers generally transporting shipments of less than 10,000 pounds. Vitran is predominantly an LTL carrier with a focus on regional and inter-regional LTL lanes.

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

MARKETING AND CUSTOMERS

Vitran derives its revenue from thousands of customers from a variety of geographic regions and industries in Canada and the United States. The Company has no customer that represents more than 5.3% of Vitran’s revenues. At December 31, 2011, the Company employed 134 sales associates. Sales associates maintain a dialogue with new and existing customers within the geographic market. New customers are obtained through referrals, cold calls and trade publications. The sales associates receive a base salary and, depending on the business unit, a variable compensation package that can be linked to revenue generation, business unit profitability and days-sales outstanding.

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

EMPLOYEES

At December 31, 2011 Vitran employed approximately 6,031 full- and part-time employees and contracted with approximately 251 owner operators. The vast majority of our employees are not represented by unionized collective bargaining agreements. The advantage of employing predominantly non-union labour is more work rules flexibility with respect to work schedules, routes and other similar items. Work rule flexibility is important in our business segments to meet the service level requirements of our customers.

A total of 115 Vitran employees are represented by two labor unions, representing 1.8% of the Company’s labour force. The International Brotherhood of Teamsters and the Canadian Auto Workers Association represent dock workers in two of Vitran’s Canadian terminals. The Company has never had a work stoppage. The collective bargaining agreements between the Company and its unionized employees expire on February 28, 2014 and on March 31, 2015, respectively.

INFORMATION TECHNOLOGY

Vitran uses technology to reduce costs, improve productivity, and enhance its customer service. Vitran allows its customers to access or exchange information with the Company via Vitran’s website, published web services, electronic data interchange, or over the telephone. The Company uses sophisticated freight handling software to maximize its load average, reduce freight handling, reduce transit times, and improve tracking of shipments through its system. In the second quarter of 2008, Vitran’s U.S. LTL business unit completed the process of migrating all of its U.S. LTL operations to a common transportation operating system that further enhanced the Company’s technology platform and helped deliver superior service to its customers. Vitran continues to develop its transportation operating systems to enhance the efficiency and effectiveness of service to its customers and improve productivity throughout the organization. Vitran’s SCO segment customizes the technology platform to its client requirements spanning the simplest of connections to highly integrated solutions.

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

Vitran’s employees and owner operators also must comply with the safety and fitness regulations promulgated by the DOT, specifically, Comprehensive Safety Analysis 2010 (“CSA 2010”) mandated by the Federal Motor Carrier Safety Administration (“FMSCA”) and various regulatory authorities in Canada, including those relating to drug and alcohol testing and hours of service.

COMPETITION

Vitran competes with many other transportation service providers of varying sizes within Canada and the United States. In the United States, Vitran competes mainly in the eastern, southeastern, central, southwestern and western states. The transportation industry is highly competitive on the basis of both price and service. The Company competes with regional, inter-regional and national LTL carriers, truckload carriers, third-party logistics companies and, to a lesser extent, small-package carriers, air freight carriers and railroads. The Company competes effectively in its markets by providing high quality and timely service at competitive prices.

AVAILABLE INFORMATION

Vitran makes available free of charge on or through its website at www.vitran.com its Annual Report on Form 10-K (including the Company management’s discussion and analysis (“MD&A”) at December 31, 2011), Quarterly Reports on Form 10-Q, current reports on Form 8-K and other information releases, including all amendments to those reports, as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (“SEC”) and System for Electronic Document Analysis and Retrieval (“SEDAR”). The information can also be accessed through EDGAR at www.sec.gov or SEDAR at www.sedar.com.

ITEM 1. A—RISK FACTORS

RISKS AND UNCERTAINTIES

An investment in our Company involves a high degree of risk. Before making an investment in the common shares of the Company, you should carefully consider the risks described below and the other information contained in this Annual Report on Form 10-K. The risks described below are not the only ones facing our Company or otherwise associated with an investment in our Company. If we do not successfully address any of the risks described herein or therein, there could be a material adverse effect on our financial condition, operating results and business, and the trading price of our common shares may decline. We can provide no assurance that we will successfully address these risks.

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

We are subject to financial covenants under our revolving credit facility.

Under our current revolving credit facility, we are subject to a minimum fixed charge coverage ratio that requires compliance only when certain triggering events occur. This financial covenant, as well as other financial covenants that may in the future be imposed under our current or future credit facilities, could limit our ability to raise additional capital to fund future growth. In addition, any adverse change to our business that has a material negative impact on our financial performance could cause us not to be able to be in compliance with these covenants. Our inability to remain in compliance with our financial covenants could result in a default under our credit facilities which would require us to attempt to re-negotiate these financial covenants, attempt to obtain new financing or scale back our business operations to achieve compliance. There is no assurance that we would be able to re-negotiate our financial covenants in this event, which could reduce the amount of credit available under our credit facilities.

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

The global capital markets have been experiencing significant disruption and volatility over the past few years as evidenced by a lack of liquidity in the debt markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market and failure of certain major financial institutions. Continued market disruptions could cause broader economic downturns which may lead to lower demand for our services, increased incidence of customers’ inability to pay their accounts, or insolvency of our customers, any of which could adversely affect our results of operations, liquidity, cash flows and financial condition.

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

Our business is capital intensive. If we are unable to generate sufficient cash from operations to fund our capital requirements, we may have to limit our growth, utilize our existing revolving credit facility, or enter into additional, financing arrangements. While we intend to finance expansion and renovation projects with existing cash, cash flow from operations and available borrowings under our existing credit agreement, we may require additional financing to support our continued growth. However, due to the existing uncertainty in the capital and credit markets, capital may not be available on terms acceptable to us. If we are unable in the future to generate sufficient cash flow from operations or borrow the necessary capital to fund our planned capital expenditures, we will be forced to limit our growth and/or operate our equipment for longer periods of time, resulting in increased maintenance costs, any of which could have a material adverse effect on our operating results.

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

Availability and cost of real estate could limit growth and affect profitability.

Our businesses in the United States and Canada are dependent on the cost and availability of terminal facilities and distribution centers within key markets. Shortages in the availability of existing facilities and distribution centers for sale or lease could increase our operating expenses and prevent us from effectively serving certain markets. Unavailability of land for purchase and construction delays due to various reasons such as delays in obtaining permits may also adversely impact cash flows.

The engines in our newer tractors are subject to new emissions-control regulations which could substantially increase operating expenses.

Tractor engines that comply with the Environmental Protection Agency (EPA) emission-control design requirements that took effect on January 1, 2007 are possibly less fuel-efficient and have increased maintenance costs compared to engines in tractors manufactured before these requirements became effective. In addition, compliance with the more stringent EPA requirements that were made effective in 2010 could result in further declines in fuel efficiency and increases in maintenance costs. If we are unable to offset resulting increases in fuel expenses or maintenance costs with higher freight rates, our results of operations could be adversely affected.

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

We are subject to numerous laws and regulations by the U.S. Department of Transportation (“DOT”), Environmental Protection Agency, Internal Revenue Service, Canada Revenue Agency and various other federal, state, provincial and municipal authorities. Such regulatory agencies exercise broad powers over our business, generally governing such activities as authorization to engage in motor carrier operations and safety, and financial reporting. Our employees and owner operators must also comply with the safety and fitness regulations promulgated by the DOT, including those relating to drug and alcohol testing, driver hours-of-service limitations, labour-organizing activities, stricter cargo-security requirements, tax laws and environmental matters, including potential limits on carbon emissions under climate-change legislation. We may become subject to new or more restrictive regulations relating to fuel emissions, ergonomics, or limits on vehicle weight and size.

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

The Federal Motor Carrier Safety Administration’s (“FMCSA”) Compliance, Safety, Accountability initiative (“CSA”) could adversely impact our ability to hire qualified drivers and maintain customer relationships.

In December 2010, the FMSCA implemented CSA 2010, a new compliance and enforcement initiative designed to monitor commercial motor vehicle safety. Under CSA 2010, carriers and individual drivers are evaluated and ranked based on certain safety-related standards. Our CSA scores are dependent upon our safety and compliance experience, which could change at any time. In addition, the safety standards set by the FMCSA could change and affect our ability to maintain a satisfactory score. If we obtain an unsatisfactory score it could adversely impact our relationships with customers and result in a loss of business. CSA 2010 could also cause a reduction in the driver pool as those with unfavorable scores could leave the industry increasing our operating costs to attract, train and retain qualified drivers.

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

We have a history of positive labour relations that will continue to be important to future success. Two of our terminals in Canada, representing 1.8% of our labour force, are represented by the International Brotherhood of Teamsters and the Canadian Auto Workers Association. The collective bargaining agreements between us and our unionized employees expire on February 28, 2014, and on March 31, 2015, respectively. There can be no assurance that the collective bargaining agreements will be renegotiated on terms acceptable or favourable to us. There can be no assurance that other employees will not unionize in the future. From time to time there could be efforts to organize our employees at various other terminals, which could increase our operating costs and force us to alter our operating methods. This could, in turn, have a material adverse effect on our business, operations or financial condition.

Changes to our compensation and benefits could adversely affect our ability to attract and retain employees.

Like many other companies, we had implemented certain salary and wage cost initiatives in 2009. Such initiatives include the suspension of our 401(k) matching program and a 5 percent compensation reduction across all employees of the Company. The Company had returned the 5% salary and wage reduction by the beginning of the fourth quarter in 2011. However, due to the salary and wage cost initiatives that we took in 2009, we may still find it difficult to attract, retain and motivate employees, and any such difficulty could materially adversely affect our business.

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

Our operations are subject to risks normally inherent in the freight transportation industry, including potential liability which could result from, among other circumstances, personal injury or property damage arising from accidents or incidents involving trucks operated by us or our agents. The availability of, and ability to collect on, insurance coverage is subject to factors beyond our control. In addition, we may become subject to liability for hazards which we cannot or may not elect to insure against because of high premium costs or other reasons, or for occurrences which exceed maximum coverage under our policies. Our future insurance and claims expenses might exceed historical levels, which could reduce our earnings. Increases to our premiums could further increase our insurance and claims expenses as current coverages expire or cause us to raise our self-insured retention. If the number or severity of claims for which we are self-insured increases, or we suffer adverse development in claims compared with our reserves, or any claim exceeded the limits of our insurance coverage, this could have a material adverse effect on our business, operations or financial condition.

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

In Canada, we use purchased transportation, primarily intermodal rail from CN and CP Rail, to provide cost effective service on our east-west national LTL service offering. Any reduction in service by the railroads or increase in the cost of such rail services is likely to increase costs for us and reduce the reliability, timeliness and overall attractiveness of rail-based services. This would negatively impact our ability to provide our services, with the result that we may be forced to use more expensive or less efficient alternative modes of transportation to provide our services to our customers.

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

In order to mitigate the exposure to interest rate risk in 2011, we entered into floating-to-fixed interest rate swap contracts which expired December 31, 2011. Management continues to evaluate our need to fix interest rate exposure. Our inability to successfully mitigate our exposure to interest rate risk could result in us being exposed to increases to interest rates, which interest rate increases would increase our operating costs.

Difficulty in attracting qualified drivers could adversely affect our profitability and ability to grow.

We are dependent on our ability to hire and retain qualified drivers, including owner operators. There is significant competition for qualified drivers within the trucking industry and attracting and retaining drivers has become more challenging. If we are unable to attract drivers and contract with owner operators, we may experience shortages of qualified drivers that could result in us not meeting customer demands, pressure to upwardly adjust our driver compensation package, underutilization of our truck fleet and/or use of higher cost purchased transportation, all of which could have a material adverse effect on our operating results, our growth and profitability.

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

Risks Related to our Common Shares

The board of directors of Vitran does not intend to declare or pay any cash dividends in the foreseeable future.

The board of directors of Vitran has not declared dividends on our common shares since December 2001. We currently anticipate that we will retain future earnings and other cash resources to repay debt and to support future capital expenditure programs and for acquisitions. Vitran does not intend to declare or pay any cash dividends in the foreseeable future. Payment of any future dividends will be at the discretion of the board of directors of Vitran after taking into account many factors, including our operating results, financial condition and current and anticipated cash needs.

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

The price of our common shares may fluctuate significantly.

Volatility in the market price of our common shares may prevent an investor from being able to sell the Common Shares at, or above, the price paid for the common shares. The market price of our common shares could fluctuate significantly for various reasons which include:

•	our quarterly or annual earnings or those of other companies in our industry;

•	the public’s reaction to our press releases, our other public announcements and our regulatory filings;

•	changes in earnings estimates or recommendations by research analysts who follow our stock or the stock of other trucking companies;

•	changes in general conditions in the Canadian, U.S. and global economy, financial markets or trucking industry, including those resulting from war, incidents of terrorism or responses to such events;

•	sales of common shares by our directors and executive officers; and

•	other factors beyond our control, including those described in these “Risk Factors”.

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

An investment in our common shares is highly speculative.

An investment in our common shares is highly speculative and may result in the loss of an investor’s entire investment. Only potential investors who are experienced in high risk investments and who can afford to lose their entire investment should consider an investment in the common shares. Additional risks not currently known to us or that we currently deem immaterial may also impair our operations.

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

ITEM 1. B—UNRESOLVED STAFF COMMENTS

None

ITEM 2—PROPERTIES

Vitran’s corporate office is located at 185 The West Mall, Suite 701, Toronto, Ontario, Canada, M9C 5L5. The 3,900 square foot office is occupied under a lease expiring in September 2015.

Each of Vitran’s operating subsidiaries also maintains a head office as well as numerous operating facilities. Vitran has not experienced and does not anticipate difficulties in renewing existing leases on favorable terms or obtaining new facilities as and when required.

Vitran operates 131 facilities, 24 of which are located in Canada and 107 of which are located in the United States. The Company’s LTL segment operates 114 terminals with a total of 3,743 loading doors in the United States and with a total of 552 loading doors in Canada. The 10 largest operating terminals in Vitran’s LTL segment, in terms of the number of loading doors, are listed below.

Terminals	Doors	Owned/Leased
Toronto	134	Owned
Indianapolis	116	Owned
Toledo	101	Owned
Louisville	100	Leased
Montreal	85	Owned
Vancouver	85	Owned
Chicago	84	Leased
Pittsburgh	80	Owned
Clinton	80	Owned
Memphis	80	Leased

SCO operates 16 facilities, six in Canada, and ten in the United States, for major retailers in their respective markets. SCO has approximately 2.0 million square feet of warehouse and distribution space under management at December 31, 2011.

As at December 31, 2011, the Company operated 10,586 pieces of owned or leased rolling stock. The Company primarily purchases or utilizes operating lease facilities for the acquisition of new rolling stock for its operations; however, the Company occasionally purchases pre-owned equipment that meets its specifications. As at December 31, 2011, the Company owned or leased the following equipment.

	Owned	Leased
Tractors	1,553	1,086
Trailers	5,001	1,977
Containers	489	30
Chassis	450	—

Total	7,493	3,093

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

ITEM 4—(REMOVED AND RESERVED)

PART II

ITEM 5—MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF SECURITIES

Description of Share Capital

At December 31, 2011, there was an unlimited number of common shares authorized and 16,331,241 common shares issued and outstanding. The holders of the common shares are entitled to one vote for each common share on all matters voted on at any meetings of Vitran’s shareholders to any dividends that may be declared by the Company’s Board of Directors thereon, and in the event of the liquidation, dissolution or winding up of the Company, will be entitled to receive the remaining property.

Vitran’s common shares trade on the Toronto Stock Exchange (“TSX”) and the NASDAQ Global Select Market under the symbols VTN and VTNC, respectively. On February 9, 2012, there were approximately 41 registered holders of record of the Company’s common shares. Because many of such shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

Vitran did not pay any dividends on common shares in fiscal 2011 and 2010. The Board of Directors is responsible for determining the Company’s dividend policy and does not intend to declare dividends in the foreseeable future.

The following table sets forth the high and low bid prices of our common stock for the periods indicated, as reported by the TSX and the NASDAQ:

	TSX			NASDAQ
Quarter	High	Low	Volume	High	Low	Volume
	(in Canadian dollars)			(in United States dollars)
2011
Fourth Quarter	$6.25	$3.91	228,000	$6.42	$3.66	5,469,200
Third Quarter	$13.35	$3.95	493,300	$14.34	$3.84	5,947,400
Second Quarter	$15.15	$12.38	137,500	$16.00	$12.55	3,020,800
First Quarter	$14.80	$11.86	64,500	$15.00	$11.78	3,011,700

2010
Fourth Quarter	$13.46	$10.89	40,300	$13.45	$10.56	2,944,400
Third Quarter	$14.00	$8.75	95,600	$13.66	$8.25	4,582,800
Second Quarter	$15.51	$12.10	39,800	$15.39	$11.60	5,709,100
First Quarter	$12.12	$9.20	135,600	$12.29	$8.51	3,823,700

	TSX			NASDAQ
2011 Monthly	High	Low	Volume	High	Low	Volume
	(in Canadian dollars)			(in United States dollars)
December	$6.25	$5.05	92,900	$6.42	$4.81	1,143,800
November	$6.02	$4.80	53,700	$6.00	$4.41	1,247,500
October	$5.25	$3.91	81,400	$5.25	$3.66	3,077,900
September	$6.01	$3.95	310,000	$6.20	$3.84	2,457,000
August	$9.66	$5.38	169,400	$10.36	$5.61	2,035,900
July	$13.35	$9.71	13,900	$14.34	$10.10	1,454,500
June	$14.39	$12.38	9,800	$14.97	$12.55	624,100
May	$15.15	$14.00	70,100	$15.98	$14.16	1,012,600
April	$15.13	$13.28	57,600	$16.00	$13.90	1,384,100
March	$14.21	$11.90	14,000	$14.46	$12.02	601,800
February	$14.43	$11.86	19,000	$14.60	$11.78	996,300
January	$14.80	$12.45	31,500	$15.00	$12.53	1,143,600

Stock Option Plan

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	841,900	$11.70	—
Equity compensation plans not approved by security holders	—	—	—
Total (1)	841,900	$11.70	—

(1)	As at December 31, 2011.

Vitran maintains a stock option plan to assist in attracting, retaining and motivating its directors, officers and employees. The details of the Company’s authorized stock option plan are described in Note 10 of the Consolidated Financial Statements.

Purchases of Equity Securities

None

Transfer Agents

Computershare Investor Services Inc.	Montreal, Toronto	Canada
Computershare Trust Company Inc.	Denver	United States

ITEM 6—SELECTED FINANCIAL DATA

The following selected financial data is derived from and should be read in conjunction with the Consolidated Financial Statements and Notes under Item 8 of this Annual Report on Form 10-K. For a summary of quarterly financial data for fiscal 2011 and 2010, please see the Supplemental Schedule of Quarterly Financial Information included in the Consolidated Financial Statements. The selected financial data should also be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Selected Financial Data (Thousands of dollars, except per share amounts)

Year	2011	2010	2009	2008	2007
Statements of Income
Revenue	$805,598	$672,556	$595,321	$691,963	$637,631

Impairment of goodwill(1)	—	—	—	107,351	—

Income (loss) from continuing operations (2)	(4,321)	6,847	(1,200)	(98,639)	21,321

Net income (loss) from continuing operations(3)	(14,013)	(38,049)	(4,607)	(72,196)	12,606

Net income (loss) from discontinued operations	—	(2,133)	635	971	1,104

Net income (loss)	$(14,013)	$(40,182)	$(3,972)	$(71,225)	$13,710

Earnings (loss) per share basic:
Net income (loss) from continuing operations	$(0.86)	$(2.34)	$(0.32)	$(5.35)	$0.94
Net income (loss)	$(0.86)	$(2.47)	$(0.28)	$(5.28)	$1.02
Weighted average number of shares	16,326,760	16,277,522	14,293,747	13,485,132	13,458,786

Earnings (loss) per share diluted:
Net income (loss) from continuing operations	$(0.86)	$(2.34)	$(0.32)	$(5.35)	$0.92
Net income (loss)	$(0.86)	$(2.47)	$(0.28)	$(5.28)	$1.00
Weighted average number of shares	16,326,760	16,277,522	14,293,747	13,485,132	13,651,799

Balance Sheets
Assets:

Property and equipment, net	$125,219	$138,847	$143,606	$149,481	$164,958
Intangible assets	5,805	8,268	10,766	13,279	13,645
Goodwill	14,314	14,453	14,113	12,292	119,610
Other assets	96,730	83,766	125,853	118,540	99,286

Total assets	$242,068	$245,334	$294,338	$293,592	$397,499

Liabilities and Stockholders’ Equity:
Other liabilities	$90,023	$96,649	$85,595	$88,872	$97,324
Long-term debt	67,072	49,838	72,956	93,477	109,831

Total stockholders’ equity	$84,973	$98,847	$135,787	$111,243	$190,344

Total commitments under operating leases	$107,520	$72,916	$82,405	$56,673	$58,639

Selected Financial Data (continued) (Thousands of dollars, except per share amounts)

Year	2011	2010	2009	2008	2007

Operating Ratios (4)
Total company	100.5%	99.0%	100.2%	98.7%	96.7%
Less-than-truckload	101.4%	99.2%	100.5%	98.5%	96.0%
SCO	91.4%	92.4%	92.8%	94.6%	93.8%

Notes:

(1)	Vitran recorded a pre-tax non-cash goodwill impairment charge of $107.4 million at December 31, 2008. The assessment of the Company’s goodwill for impairment is discussed further in Item 7 under “Critical Accounting Policies and Estimates.”
(2)	Vitran recorded a loss on sale of properties and a write-down to estimated fair value for held for sale properties totaling $2.1 million.
(3)	Vitran recorded a non-cash tax expense of $38.9 million to establish a valuation allowance for deferred tax assets related to net operating losses and tax deductible goodwill in the United States.
(4)	Operating ratio (“OR”) is a non-GAAP financial measure which does not have any standardized meaning prescribed by GAAP. OR is the sum of total operating expenses minus goodwill impairment charge, divided by revenue. OR excludes the impact of the goodwill impairment charge. OR allows management to measure the Company and its various segments’ operating efficiency. OR is a widely recognized measure in the transportation industry which provides a comparable benchmark for evaluating the Company’s performance compared to its competitors. Investors should also note that the Company’s presentation of OR may not be comparable to similarly titled measures by other companies. OR is calculated as follows:

	Year ended December 31,
	2011	2010	2009	2008	2007
Total operating expenses	$809,919	$665,709	$596,521	$790,602	$616,310
Goodwill impairment charge	—	—	—	(107,351)	—

Adjusted operating expense	809,919	665,709	596,521	683,251	616,310

Revenue	$805,598	$672,556	$595,321	$691,963	$637,631

Operating ratio (“OR”)	100.5%	99.0%	100.2%	98.7%	96.7%

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

•	the Company’s ability to generate future operating cash flows from profitability and managing working capital;

•	the Company’s ability to exceed prior year results in the SCO segment if trends in current activity levels within the segment persist and open additional facilities in the next twelve months;

•	the Company’s operational plan will improve service and efficiencies in the U.S. LTL business unit;

•	the Company’s ability to benefit from an improvement in the economic and pricing environment; and

•	the Company’s expectation to introduce supply chain operation clients to the services of the less-than-truckload segment.

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

OVERVIEW

Vitran Corporation Inc. (“Vitran” or the “Company”) is a leading, predominantly non-union, provider of freight surface transportation and related supply chain services throughout Canada and in 34 states in the eastern, southeastern, central, southwestern and western United States. Its business consists of two operating segments: (1) Less-than-truckload services (“LTL”) and (2) Supply Chain Operation (“SCO”). These services are provided by stand-alone business units within their respective regions. Depending on a customer’s needs, the units can operate independently or in a complementary manner. As is more fully described in Item 1 “Business”, the LTL segment transports shipments in less-than-full trailer load quantities through freight service center networks; the SCO segment provides supply chain solutions and freight brokerage services.

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

In 2010, Vitran divested of substantially all of the rolling stock of its Truckload business. The Truckload business delivered full trailer loads point to point on a predominantly short-haul basis. This operation was not connected to the LTL or SCO segments and was not considered strategic to the continuing operations of Vitran.

On February 19, 2011, Vitran acquired selected assets of Milan Express Inc.’s LTL division, a private LTL carrier headquartered in Milan, Tennessee. With the acquisition of Milan, Vitran added 19 service centers, including expanded and new state coverage in Alabama, Georgia, Mississippi, North Carolina and South Carolina.

EXECUTIVE SUMMARY

The 2011 fiscal year marked a significantly trying and difficult year for Vitran, as the Company operated through a number of challenges in its U.S. LTL business unit. Notwithstanding these challenges, Vitran’s other business units prospered operationally in 2011 and as a whole, Vitran had a number of important accomplishments:

•	expanded U.S. LTL into the southeastern United States with the purchase of selected assets of Milan adding new state coverage of Alabama, Georgia, Mississippi, North Carolina and South Carolina;

•	reduced consolidated debt net of cash by $0.6 million;

•	refinanced senior credit facilities with a new asset-based revolving credit facility and a new real estate term credit facility achieving a minimum 125bps reduction in interest rate margins;

•	set record annual revenue and income from operations in the SCO segment;

•	the CDN LTL business unit continued to grow in a mature market place and maintained positive income from operations; and

•	purchased key facilities in Knoxville, TN; Atlanta, GA; Tifton, GA; Jackson, MS; Mobile, AL; and Montgomery, AL within the U.S. LTL business unit.

These achievements were the result of tireless effort and support from the management, office staff and most importantly, the front line drivers and dock workers at Vitran.

RESULTS OF OPERATIONS

2011 COMPARED TO 2010

CONSOLIDATED RESULTS

The following table summarizes the Consolidated Statements of Income (Loss) for the three years ended December 31:

(in thousands of dollars)	2011	2010	2009	2011 vs 2010	2010 vs 2009

Revenue	$805,598	$672,556	$595,321	19.8%	13.0%
Salaries, wages and employee benefits	308,770	263,331	256,203	17.3%	2.8%
Purchased transportation	130,218	112,318	89,042	15.9%	26.1%
Depreciation and amortization	16,398	18,410	18,966	(10.9%)	(2.9%)
Maintenance	36,411	28,831	27,079	26.3%	6.5%
Rents and leases	38,582	28,769	27,233	34.1%	5.6%
Purchased labor and owner operators	78,412	66,532	55,218	17.9%	20.5%
Fuel and fuel related expenses	134,732	89,210	67,372	51.0%	32.4%
Other operating expenses	64,458	58,459	55,694	10.3%	5.0%
Other loss (income)	1,938	(151)	(286)	n/a	(47.2%)

Income (loss) from continuing operations	(4,321)	6,847	(1,200)	(163.1%)	671.1%
Interest expense, net	6,803	7,327	9,496	(7.2%)	3.0%

Net loss from continuing operations	(14,013)	(38,049)	(4,607)	(63.2%)	(725.9%)

Net income (loss) from discontinued operations	—	(2,133)	635	(100.0%)	(435.9%)

Net loss	$(14,013)	$(40,182)	$(3,972)	(65.1%)	(911.6%)

	2011	2010	2009	2011 vs 2010	2010 vs 2009
Earnings (loss) per share:
Basic – continuing operations	$(0.86)	$(2.34)	$(0.32)	(63.2%)	(631.3%)
Basic – net loss	$(0.86)	$(2.47)	$(0.28)	(65.2%)	(782.1%)

Diluted – continuing operations	$(0.86)	$(2.34)	$(0.32)	(63.2%)	(631.3%)
Diluted – net loss	$(0.86)	$(2.47)	$(0.28)	(65.2%)	(782.1%)
Operating ratio(1)	100.5%	99.0%	100.2%

Revenue increased by 19.8% to $805.6 million in 2011 from $672.6 million in 2010. Revenue in the LTL and SCO segments increased 18.0% and 31.2% respectively. Revenue for the 2011 year was impacted by a stronger Canadian dollar and an increase in fuel surcharge revenue accounting for approximately $50.9 million of the consolidated revenue improvement. Excluding the impact of fuel surcharge revenue and a stronger Canadian dollar, 2011 revenue compared to 2010 improved 12.2%. Detailed explanations for the fluctuations in revenue and income from operations are discussed below and in “Segmented Results”.

Salaries, wages and employee benefits increased 17.3% to $308.8 million for 2011 compared $263.3 million in 2010. Employee headcount was expected to increase by approximately 600 individuals resulting from the acquisition of the Milan LTL assets on February 19, 2011. However, headcount increased approximately 1,000 employees to handle the increase in business and to recover from the acquired backlog of freight at Milan. Furthermore, management committed to its U.S. LTL business unit employees to return a quarter of the 2008 5% wage reduction at the commencement of each calendar quarter in 2011. As of December 31, 2011 four quarterly increases of 1.25% have been issued. Salary, wages and employee benefit expenses should outpace the prior year expenses, but as management improves efficiencies within the U.S. LTL business unit, it is expected to decline on a percentage of revenue basis.

Purchased transportation increased 15.9% in 2011 compared to 2010 due to an increase in LTL segment activity as indicated by the 8.8% increase in shipments and the 3.1% increase in length of haul within the U.S. LTL business unit. Furthermore, the acquisition of Milan on February 19, 2011 required additional purchased transportation to service Vitran’s expanded geographic footprint. Intermodal shipments in the Canadian LTL business unit increased 2.5%, requiring additional railway transportation expense compared to the 2010 comparative period. The Company’s U.S. LTL business received 400 additional tractors near the end of the second quarter and beginning of the third quarter of 2011. The additional tractors, along with a concerted effort to reduce purchased miles, decreased purchased transportation costs as a percentage of revenue within the U.S. LTL business unit in the fourth quarter of 2011 compared to the third quarter of 2011. It is management’s intention to replace purchased transportation with company drivers and equipment as lane density, revenue per hundredweight and financial results appear sustainable and warrant the commitment to company drivers and the investment in equipment.

Depreciation and amortization expense declined 10.9% for 2011 compared to 2010, and is primarily attributable to the sale of rolling stock and buildings during the year. Furthermore, cash capital expenditures have also been lower than historical trends over the past 2 years resulting in less depreciation expense. The Company expects to purchase more rolling stock as financial performance improves and therefore expects depreciation expense to increase in coming years.

Maintenance expense increased 26.3% to $36.4 million for 2011 compared to $28.8 million for 2010. Additional maintenance expense for the Milan acquired fleet and continued focus on the Company’s preventative maintenance program increased maintenance expense as a percentage of revenue to 4.5% compared to 4.3% for 2010. The increased focus on the Company’s maintenance program should yield gains in 2012. Furthermore, as the Company replaces older equipment in 2012, it expects maintenance expense as a percentage of revenue to decline.

Rents and leases expense increased 34.1% for 2011 compared to 2010. The increase is a result of the aforementioned new tractors, leased equipment added in the Milan acquisition as well as the new short-term leased facilities in the newly acquired territory. In addition, the U.S. LTL business unit expanded into new leased facilities in South Plainfield, NJ and Louisville, KY at the beginning of the 2011 fourth quarter. Rents and leases expense should continue to increase due to the previously mentioned new tractors, new rolling stock financed by operating leases in 2012 as well as additional leases within the SCO segment with the opening of two new distribution facilities in Sacramento, CA in 2011 and Tacoma, WA in 2012.

Purchased labor and owner operator expenses increased 17.9% for 2011 compared to 2010, primarily driven by the increase in owner operator expenses in the Canadian LTL business unit and the increases in purchased labour within the SCO segment consistent with their increase in activity levels.

Fuel and fuel-related expenses increased 51.0% for 2011 compared to 2010. The average price of diesel increased approximately 27.6% in 2011 compared 2010. Furthermore, the LTL segment’s consumption increased due to the increase in activity as indicated by the 8.8% improvements in shipments and the expanded fleet and territory attributable to the Milan acquisition. Fuel and fuel-related expenses are expected to decline slightly due to the improved fuel economy attributable to the aforementioned acquisition of 400 new tractors and any additional tractors purchased in 2012.

During the 2011 fourth quarter, the Company sold six facilities within the U.S. LTL business unit that were held for sale and not being utilized in operations. Vitran generated $1.3 million in proceeds and recorded a $0.5 million loss in loss from continuing operations. Furthermore, the Company will have cost savings from reduced property taxes, property insurance and general upkeep of the sold facilities. The remaining facilities held for sale are required to be recorded at the lower of net book value or estimated fair value. At December 31, 2011, Vitran recorded a $1.5 million valuation loss against these properties, for a total loss of $2.1 million recorded in loss from continuing operations.

The Company incurred net interest expense of $6.8 million in 2011 compared to interest expense of $7.3 million in 2010. Included in interest expense is $1.0 million of deferred financing costs that were written off in the fourth quarter of 2011 related to the previous senior term and revolving credit facilities. On November 30, 2011, the Company refinanced its previous senior term and revolving debt facilities with a new three-year asset based revolving debt facility and a new seven-year real estate term facility. The Company reduced interest rate spreads a minimum of 125 basis points under the new asset-based revolving credit facility. The Company’s interest rate spread on its revolving and term debt was on average 75 basis points less than 2010.

In accordance with Financial Accounting Standard Board (“FASB”) Accounting Standard Codification (“FASB ASC”) 740-10, included in the 2010 tax expense is the recognition of a $39.6 million valuation allowance for all U.S. deferred tax assets. As required by this standard, the Company increased the valuation allowance by $8.7 million, which would have been the tax recovery attributable to the Company’s U.S. based companies for 2011. Consequently, the Company recorded a consolidated tax expense of $2.9 million in 2011. The majority of the deferred tax assets were for timing differences related to tax deductible goodwill and net loss carryforwards. The net operating loss carryforwards will begin to expire in 2027 and will continue to be available to offset future years taxable income. Management believes the Company will generate sufficient taxable income to use these losses in the future, but not to the level of certainty required by FASB ASC 740-10.

Net loss from continuing operations was $14.0 million for 2011 compared to a net loss from continuing operations, including the aforementioned tax valuation allowance, of $38.0 million in 2010. This resulted in basic and diluted loss per share from continuing operations of $0.86 for the current year compared to a loss per basic and diluted share from continuing operations of $2.34 in 2010. Loss from discontinued operations was $2.1 million in 2010. Therefore, the Company posted a net loss of $14.0 million for 2011 compared to a net loss of $40.2 million in 2010. This resulted in a basic and diluted loss per share of $0.86 for the current year compared to a loss per basic and diluted share of $2.47.

FASB Accounting Standard Update (“ASU”) No. 2011-08 “Testing Goodwill for Impairment”, permits entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. FASB ASU Update No. 2011-08 will be adopted by the Company on January 1, 2012.

FASB ASU No. 2011-05 “Presentation of Comprehensive Income” requires entities to present net income and comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and comprehensive income. FASB has amended ASU No. 2011-05 with ASU 2011-12, which defers the effective date of certain requirements outlined in FASB ASU No. 2011-05 until further deliberated and reinstates the requirements for presentation of reclassifications out of accumulated other comprehensive income that were in place before the issuance of FASB ASU No. 2011-05. FASB ASU No. 2011–5 will be adopted by the Company on January 1, 2012.

FASB ASU No. 2010-06 “Improving Disclosure about Fair Value Measurements” requires enhanced disclosures about recurring and nonrecurring fair-value measurements including significant transfers in and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances and settlements on a gross basis for Level 3 fair-value measurements. FASB ASU No. 2010-06 was adopted January 1, 2010 except for the requirement to separately disclose purchases, sales, issuances and settlements of recurring Level 3 fair value measurements, which was adopted January 1, 2011.

SEGMENTED RESULTS

LTL (Less-than-truckload)

The table below provides summary information for the LTL segment for the three years ended December 31:

(in thousands of dollars)	2011	2010	2009	2011 vs 2010	2010 vs 2009

Revenue	$686,242	$581,594	$519,215	18.0%	12.0%
Income (loss) from operations	$(9,399)	$4,570	$(2,648)	(305.7%)	272.6%
Operating ratio	101.4%	99.2%	100.5%

Number of shipments(2)	4,295,432	3,946,952	3,705,152	8.8%	6.5%
Weight (000s of lbs)(3)	6,402,437	5,867,822	5,492,869	9.1%	6.8%
Revenue per shipment(4)	$159.76	$147.35	$140.13	8.4%	5.2%
Revenue per hundredweight(5)	$10.72	$9.91	$9.45	8.2%	4.9%

Revenue in the LTL segment increased by 18.0% to $686.2 million in 2011 compared to $581.6 million in 2010. The increase in revenue was influenced by fuel surcharge which represented 16.6% of revenue in 2011 compared to 12.5 % in 2010. Therefore, revenue net of fuel surcharge for 2011 increased 12.5% compared to 2010. Revenue net of fuel surcharge was impacted by the additional business from the Milan acquisition on February 19, 2011 as indicated by the increase in shipments and tonnage of 8.8% and 9.1% respectively compared to 2010. The aforementioned loss of $2.1 million related to the real estate was recorded in loss from operations within the LTL segment.

Shipments per day in the U.S. LTL business unit increased 10.4% for 2011 compared to 2010. This can be primarily attributable to the acquisition of Milan on February 19, 2011. The addition of Milan and its pre-existing customer base resulted in a one-time reduction in revenue per hundredweight and length of haul as Milan was primarily a short haul LTL carrier within its region. Therefore, on sequential basis from March 31, 2011 compared to December 31, 2011, length of haul increased 5.8% and revenue per hundredweight increased 7.9%.

Management expects the revenue per hundredweight and length of haul to increase in the upcoming year as the pricing environment continues to firm up and the LTL segment continues to sell services in the expanded territory. Although revenue increased in the U.S. LTL business unit, the business unit did not perform to management expectations. Wages and purchased transportation costs were higher than expected partially attributed to the challenge of working out of the backlog of freight created by the first quarter weather issues that were further intensified by the Milan acquisition which in and of itself was significantly backlogged with 2.5 days of freight. The deterioration of service as the Company worked out of this backlog resulted in some loss of business and identified areas of inefficiencies within the U.S. LTL business unit’s operations. Management has focused on operational improvements throughout the year which have positively impacted service, operating metrics and resulted in returning business to the Company. Management expects the aforementioned operational improvements to have a positive financial impact in 2012. Higher than expected workers’ compensation and healthcare expense also negatively impacted results in the fourth quarter of 2011 and the year.

The Canadian LTL business unit posted an excellent 2011 benefiting from a strong Canadian economy and a stable operation compared to the U.S. LTL business unit.

Lastly, management believes that with additional density gains, continued momentum in the North American pricing environment, as well as the cross sell into its newly acquired territory in the southern U.S., combined with a continued focus on efficiency, the LTL segment is well positioned to improve income from operations over the long term.

Supply Chain Operation

The table below provides summary information for the SCO segment for the three years ended December 31:

(in thousands of dollars)	2011	2010	2009	2011 vs 2010	2010 vs 2009

Revenue	$119,356	$90,962	$76,106	31.2%	19.5%
Income from operations	$10,263	$6,899	$5,480	48.8%	25.9%
Operating ratio	91.4%	92.4%	92.8%

Revenue for the SCO segment increased by 31.2% to $119.4 million compared to $91.0 million in 2010. The SCO segment posted record income from operations of $10.3 million, a 48.8% increase over 2010. The increase in income from operations for 2011 can be attributed to a full year of activity from two dedicated facilities in New Mexico and Utah which were added in 2010. In addition, the SCO segment also added a new dedicated facility in Sacramento, California at the end of the 2011 third quarter. As at December 31, 2011, the SCO segment had approximately 2.0 million square feet under management. Furthermore, the SCO segment participated in its first consulting contract during 2011 and recorded $0.3 million of consulting revenue. Management expects to open two to three additional supply chain solution facilities in the next twelve months. These results represented a record year for the SCO segment and should the current trend in activity levels persist, results in the upcoming year should exceed the previous year’s results.

RESULTS OF OPERATIONS

2010 COMPARED TO 2009

CONSOLIDATED RESULTS

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

Purchased transportation increased 26.1% in 2010 compared to 2009 due to an increase in LTL segment activity as indicated by the 5.8% increase in shipments and the 4.6% increase in length of haul within the U.S. LTL business unit. Although purchased transportation is higher than management desires, the increase was partially offset by a reduction in driver wages as a percentage of revenue. Should the U.S. LTL business unit continue to experience significant shipment growth above the 2010 levels, purchased transportation expense will continue to grow. It is management’s intention to replace purchased transportation with company drivers and equipment as lane density, revenue per hundredweight and financial results appear sustainable and warrant the commitment to company drivers and the investment in equipment. Lastly, increased shipment levels in the Canadian LTL business unit and rate increases from the railway resulted in an increase in this business unit’s purchased transportation costs in 2010.

Depreciation and amortization expense declined 2.9% for 2010 compared to 2009, and is primarily attributable to the sale of rolling stock and buildings during the year. The Company sold facilities in Cleveland, Ohio, Grand Rapids, Michigan and Mattoon, Illinois. These rolling stock and facility sales resulted in gains on dispositions of approximately $0.2 million in 2010.

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

The Company incurred interest expense of $7.3 million in 2010 compared to interest expense of $9.5 million in 2009. The Company’s interest rate spread on its syndicated revolving and term debt was on average 60 basis points less than 2009. In addition the Company reduced total balance sheet debt to $73.3 million at December 31, 2010 compared to $90.2 million at December 31, 2009. Lastly, with the reduction in its aggregate debt outstanding and improved earnings in 2010, the Company earned an additional 50 basis point reduction on its syndicated interest rate margins commencing in the first quarter of 2011.

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

Net loss from continuing operations, including the aforementioned valuation allowance, was $38.0 million for 2010 compared to a net loss from continuing operations of $4.6 million in 2009. This resulted in basic and diluted loss per share from continuing operations of $2.34 for the current year compared to loss per basic and diluted share from continuing operations of $0.32 in 2009. Loss from discontinued operations was $2.1 million compared to income from discontinued operations of $0.6 million in 2009. Therefore, the Company posted a net loss of $40.2 million for 2010 compared to a net loss of $4.0 million in 2009. This resulted in basic and diluted loss per share of $2.47 for the current year compared to a loss per basic and diluted share of $0.28 in 2009.

SEGMENTED RESULTS

LTL (Less-than-truckload)

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

Supply Chain Operation

Revenue for the SCO segment increased by 19.5% to $91.0 million compared to $76.1 million in 2009. The SCO segment posted record income from operations of $6.9 million, a 25.9% increase over 2009. The increase in income from operations for 2010 can be attributed to a full year of activity from the 275,000 square feet of distribution space added in Ontario, California and San Antonio, Texas in 2009. In addition, the SCO segment also added a combined 75,000 square feet of distribution space in Salt Lake City, Utah and Albuquerque, New Mexico in the third quarter of 2010. As at December 31, 2010, the SCO segment had approximately 2.1 million square feet under management compared to 2.0 million square feet under management at December 31, 2009 that contributed to the record results.

Notes:

(1)	Refer to note 4 in Item 6 – Selected Financial Data

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

LIQUIDITY AND CAPITAL RESOURCES

Cash flow from continuing operations generated to $6.6 million in 2011 compared to $18.1 million in 2010. The Company generated a net loss from continuing operations, and depreciation and amortization expense was $2.0 million lower compared to 2010. Accounts receivable, the critical influencer for working capital changes at a transportation company, increased at December 31, 2011 compared to December 31, 2010 due to an approximate 20% increase in fourth quarter revenue compared to the same period in 2010 due to the additional business from the Milan acquisition. Although revenue increased, the Company’s average days sales outstanding (“DSO”) improved to 38.8 days compared to 42.3 days at December 31, 2010.

The Company’s future operating cash flows are largely dependent upon the Company’s profitability and its ability to manage its working capital requirements, primarily accounts receivable, accounts payable, and wage and benefit accruals.

On February 19, 2011, the Company acquired selected assets of Milan, a private carrier headquartered in Milan, Tennessee for $7.6 million. Milan added new coverage to Vitran’s network in the states of Alabama, Georgia, Mississippi, North Carolina and South Carolina. The acquisition was financed by a $6.0 million operating lease from a third party. The remainder of the purchase price was financed by the Company’s revolving credit facility. An additional $0.1 million of cash consideration was paid in the third quarter as Vitran continued to operate in three out of the five new states that were added to the Company’s pre-existing network.

On November 30, 2011, the Company entered into a new three-year bank syndicated asset-based revolving credit agreement providing up to $85 million. The Company decreased interest spreads a minimum of 125 basis points under the new revolving debt facility. In addition, on November 30, 2011, the Company entered into a new seven-year Cdn $45.7 million real estate term credit facility, secured by specific real estate in Canada. The new real estate term facility has a fixed rate of interest at 4.75% and a 25 year amortization period. The proceeds from the new credit facilities were used to extinguish the previous term debt and previous revolving debt facilities which were to mature in July 2012. Consequently, the Company wrote-off $1.0 million of previously capitalized financing fees and paid $2.3 million in fees to complete the two new aforementioned credit facilities.

At December 31, 2011, interest-bearing debt was $73.9 million consisting of $21.9 million drawn under the syndicated asset based revolving credit facility, $45 million of real estate term debt, $3.5 million of term debt and $3.5 million of capital leases. At December 31, 2010, interest-bearing debt was $73.3 million consisting of $19.5 million of term debt, capital leases of $5.8 million and $48.0 million drawn under the revolving credit facility.

During the year, the Company repaid $16.0 million of term debt, $3.6 million of capital leases and drew down $18.9 million under its revolving credit facilities. At December 31, 2011, the Company had $34.7 million of availability in its revolving credit facility, net of outstanding letters of credit to achieve its future operational and capital objectives.

The Company generated $1.8 million in proceeds and a loss on sale of $0.4 million, excluding the $1.5 million loss on held for sale real estate, on the divestiture of surplus facilities in Columbus OH; Albert Lea, MN; Watertown, SD; Benson, MN; Ft. Wayne, IN; and Winsted, MN, as well as miscellaneous equipment throughout the year. In 2011, the Company completed a sale and leaseback of its Chicago, IL distribution facility within the Supply Chain Operation. Consequently, the Company signed a seven-year lease and generated proceeds of $6.5 million. Capital expenditures amounted to $9.3 million for 2011 and were primarily funded out of proceeds from the sale of rolling stock and facilities and the revolving credit facility. The capital expenditures in 2011 were for facilities in Knoxville, TN; Atlanta GA; Tifton, GA; Jackson, MS; Mobile, AL; and Montgomery, AL, rolling stock, and information technology expenditures.

The table below sets forth the Company’s capital expenditures for the years ended December 31, 2011, 2010 and 2009.

(in thousands of dollars)	Year ended December 31,
	2011	2010	2009

Real estate and buildings	$4,647	$4,954	$735
Tractors	1,081	722	604
Trailing fleet	386	1,150	2,611
Information technology	948	562	351
Leasehold improvements	274	398	229
Other equipment	1,995	1,501	477

Total	$9,331	$9,287	$5,007

Management estimates that cash capital expenditures for the 2012 fiscal year will be between $10.0 million and $15.0 million. The Company may enter into operating leases to fund the acquisition of specific equipment should the business levels exceed the current equipment capacity of the Company. The Company expects to finance its capital requirements with cash flow from operations, operating leases and, if required, its $34.7 million of unused credit facilities.

The Company has contractual obligations that include long-term debt consisting of term debt facilities, revolving credit facilities, capital leases for operating equipment and off-balance sheet operating leases primarily consisting of tractor, trailing fleet and real estate leases. Operating leases form an integral part of the Company’s financial structure and operating methodology as they provide an alternative cost-effective and flexible form of financing. The following table summarizes our significant contractual obligations and commercial commitments as of December 31, 2011:

(in thousands of dollars)		Payments due by period
Contractual Obligations	Total	2012	2013 & 2014		2015 & 2016		Thereafter

Term credit facilities	$3,500	$3,500	$	Nil	$	Nil	$	Nil
Real estate facility	44,961	961		2,076		2,276		39,648
Revolving credit facilities	21,910	Nil		21,910		Nil		Nil
Capital lease obligations	3,518	2,356		726		436		Nil
Estimated interest payments (1)	15,981	2,968		5,391		3,942		3,680

Sub-total	$89,870	$9,785		$30,103		$6,654		$43,328
Off-balance sheet commitments
Operating leases	107,520	33,454		49,661		22,833		1,572
Purchase Obligations (2)	19,336	19,336		Nil		Nil		Nil

Total contractual obligations	$216,726	$62,575		$79,764		$29,487		$44,900

(1)	The Company has estimated its interest obligation on its fixed and variable rate obligations. For fixed rate debt, the fixed rate was used to determine the interest rate obligation. For variable rate debt, the variable rate in place at December 31, 2011 was used to determine the total interest obligation.
(2)	The Company has a contractual obligation for approximately $19.3 million for the purchase of trailers in 2012. The Company has commitments to finance the purchase with an operating lease.

In addition to the above-noted contractual obligations, as at December 31, 2011, the Company utilized the revolving credit facility for standby letters of credit of $19.5 million. The letters of credit are used as collateral for self-insured retention of insurance claims. Export Development Canada (“EDC”), a Crown corporation wholly owned by the government of Canada, provides guarantees up to $12.2 million on LOC’s to the Company’s syndicated lenders. In so doing, the Company’s definition of available debt in the associated revolving credit agreement excludes LOC’s guaranteed by the EDC.

A significant decrease in demand for our services could limit the Company’s ability to generate cash flow and affect its profitability. The Company’s new asset-based revolving credit agreement is subject to financial maintenance tests that trigger when certain events occur, that will require the Company to achieve stated levels of financial performance, which, if not achieved, could cause an acceleration of the payment schedules. Should the current macro-economic environment further destabilize, and if triggered, the Company may fail to comply with the aforementioned debt covenants within the next twelve months. Assuming no significant decline in business levels or financial performance, Management expects that existing working capital, together with available revolving credit facilities, will be sufficient to fund operating and capital requirements as well as service the contractual obligations.

OUTLOOK

The 2011 fiscal year was another challenging year for the Company, however, the North American transportation environment continued to show positive economic signs throughout the year. Vitran continued to strengthen its balance sheet by refinancing its debt at lower interest rates and reducing overall debt compared to the prior year in the face of reduced operating results.

The LTL segment plans to continue to pursue revenue and cost strategies aimed at improving service, building density at reasonable prices, reducing maintenance costs and improving productivity. Management is executing an operational plan that should improve the service and efficiency of the operation. The most significant opportunity remains in the U.S. LTL business unit and management’s continued focus is to improve the contribution to operating results of this business unit. Furthermore, if the pricing environment continues its positive momentum and the Company has the opportunity to cross sell its customers into and out of its new territory within the southern states of North Carolina, South Carolina, Georgia, Alabama and Mississippi, financial results can improve.

The SCO segment plans to continue to pursue new business opportunities that will maximize its existing infrastructure or expand the square footage under management. A new dedicated contract came on line at the end of September 2011 and with an additional two to three new dedicated facilities expected in 2012, the SCO segment should outpace the prior year financial results. Furthermore, the SCO segment plans to continue to introduce its existing and potential client base to the services of the LTL segment to further align the Company’s customers with the Company’s product offerings.

Management believes that now more so than ever, should operational initiatives take hold, activity levels and pricing initiatives continue to improve and additional contracts in the SCO segment come on line, the Company is positioned to dramatically improve operating results in 2012.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Revenue Recognition

The Company’s LTL and Freight Brokerage operations recognize revenue upon the delivery of the related freight expenses and direct shipment costs as incurred. For the LTL segment transportation services not completed at the end of a reporting period, revenue is recognized based on relative transit time in each period with expenses recognized as incurred. Revenue for the SCO segment is recognized as the management services are provided. Critical revenue-related policies and estimates for the Company’s LTL business unit relate to revenue adjustments and allowance for doubtful accounts. Critical revenue-related policies and estimates for the Company’s SCO segment include allowance for doubtful accounts. At December 31, 2011, the allowance for doubtful accounts was $2.9 million or approximately 3.5% of total trade receivables. The Company believes that its revenue recognition policies are appropriate and that its revenue-related estimates and judgments provide a reasonable approximation of actual revenue earned.

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

Goodwill and Intangible Assets

The Company performs its goodwill impairment test annually and more frequently if events or changes in circumstances indicate that an impairment loss may have occurred. Impairment is tested at the reporting unit level by comparing the reporting unit’s carrying amount to its implied fair value. The methodology used to measure fair value is a discounted cash flow method which is an income approach, and a market approach which estimates fair value using market multiples of appropriate financial measures compared to a set of comparable public companies in the transportation and logistics industry. The fair value methods require certain assumptions for growth in earnings before interest, taxes and depreciation, future tax rates, capital re-investment, fair value of the assets and liabilities, and discount rate. Actual impairment of goodwill could differ from these assumptions based on market conditions and other factors. In the event goodwill is determined to be impaired, a charge to earnings would be required. As at September 30, 2011, Vitran completed its annual goodwill impairment test and concluded that there was no impairment.

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

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the deferred tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Significant judgment is required in determining whether deferred tax assets will be realized in full or in part. If it were ever estimated that it is more likely than not that all or some portion of specific deferred tax assets will not be realized, a valuation allowance must be established for the amount of deferred tax assets that is estimated not to be realized. A valuation allowance for deferred tax assets of $48.4 million was recorded at December 31, 2011. Accordingly, if the facts or financial results were to change, thereby impacting the likelihood of realizing the deferred tax assets, judgment would have to be applied to estimate the amount of valuation allowance required in any given period.

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

Management judgment is also required regarding a variety of other factors, including the appropriateness of tax strategies, expected future tax consequences, and to the extent tax strategies are challenged by taxing authorities. We utilize certain income tax planning strategies to reduce our overall cost of income taxes. It is possible that certain strategies might be disallowed, resulting in an increased liability for income taxes. Significant management judgments are involved in assessing the likelihood of sustaining the strategies and an ultimate result worse than our expectations could adversely affect our results of operations. In 2010, the Internal Revenue Service and Canada Customs and Revenue Agency completed audits without material consequences.

CHANGES IN ACCOUNTING POLICY

See Note 1 to the accompanying consolidated financial statements for discussion of United States GAAP recent accounting pronouncements.

RELATED PARTIES

None.

ITEM 7. A—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE SENSITIVITY

The Company is exposed to the impact of interest rate changes. The Company’s exposure to changes in interest rates is limited to borrowings under the term bank facilities and revolving credit facilities that have variable interest rates tied to the LIBOR rate. We estimate that the fair value of the long-term debt approximates its carrying value.

(in thousands of dollars)		Payments due by period
Long-term debt	Total	2012	2013 & 2014		2015 & 2016		Thereafter

Variable Rate
Term bank facility	$3,500	$3,500	$	Nil	$	Nil	$	Nil
Average interest rate (LIBOR)	3.07%	3.07%
Revolving credit facility	21,910	Nil		21,910		Nil		Nil
Average interest rate (LIBOR)	2.81%			2.81%

Fixed Rate
Real estate facility	44,961	961		2,076		2,276		39,648
Interest Rate	4.75%	4.75%		4.75%		4.75%		4.75%
Capital lease obligations	3,518	2,356		726		436		Nil
Average interest rate	6.15%	6.15%		6.15%		6.15%

Total	$73,889	$6,817		$24,712		$2,712		$39,648

The Company is exposed to foreign currency risk as fluctuations in the United States dollar against the Canadian dollar can impact the financial results of the Company. The Company’s Canadian operations realize foreign currency exchange gains and losses on the United States dollar denominated revenue generated against Canadian dollar denominated expenses. Furthermore, the Company reports its results in United States dollars thereby exposing the results of the Company’s Canadian operations to foreign currency fluctuations. In addition, the Company’s United States dollar debt of $0.5 million is designated as a hedge of the investment in the United States’ self-sustaining foreign operations.

In addition to the information disclosed above, further information required by Item 7A of Form 10-K appears in Item 1.A and Item 7 of this Annual Report on Form 10-K under the headings “Risks and Uncertainties” and “Liquidity and Capital Resources”, respectively.

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Balance Sheets as at December 31, 2011 and 2010 and the Consolidated Statements of Income (Loss), Shareholders’ Equity and Cash Flows for the years ended December 31, 2011, 2010 and 2009, are reported on by KPMG LLP, Chartered Accountants. These statements are prepared in accordance with United States GAAP.

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

The Board of Directors is responsible for ensuring that management fulfills its responsibility for financial reporting and is ultimately responsible for reviewing and approving the Consolidated Financial Statements. The Board appoints the Audit Committee, comprised of non-management directors, which meets with management and KPMG LLP, the external auditors, at least once a year to review, among other things, accounting policies, annual financial statements, the result of the external audit examination, and the management discussion and analysis included in the Annual Report on Form 10-K. The Audit Committee reports its findings to the Board of Directors so that the Board may properly approve the financial statements. Additional commentary on corporate governance appears in the Company’s proxy statement for the 2012 Annual Meeting of its Shareholders and the information therein is incorporated herein by reference.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Vitran Corporation Inc.

We have audited the accompanying consolidated balance sheets of Vitran Corporation Inc. as of December 31, 2011 and December 31, 2010 and the related consolidated statements of income (loss), shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2011. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule included in Item 15(a)(2) of Form 10-K. These consolidated financial statements are the responsibility of Vitran Corporation Inc.’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vitran Corporation Inc. as at December 31, 2011 and December 31, 2010, and its consolidated results of operations and its consolidated cash flows for the years in the three-year period then ended in conformity with U.S. generally accepted accounting principles.

As discussed in note 1 to the consolidated financial statements, on January 1, 2011, Vitran Corporation Inc. adopted FASB Accounting Standards Update (“ASU”) No. 2010-06, Improving Disclosure about Fair Value Measurements, for requirements to separately disclose purchases sales, issuances and settlements of recurring Level 3 fair value measurements. On January 1, 2010, Vitran Corporation Inc. adopted FASB ASU No. 2010-06, Improving Disclosure about Fair Value Measurements except for the requirement to separately disclose purchases, sales, issuances and settlements of recurring Level 3 fair value measurements which is effective January 1, 2011.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Vitran Corporation Inc.’s internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 7, 2012 expressed an unqualified opinion on the effectiveness of Vitran Corporation Inc.’s internal control over financial reporting.

/s/ KPMG LLP
Chartered Accountants, Licensed Public Accountants
Toronto, Canada
February 7, 2012

VITRAN CORPORATION INC.

Consolidated Balance Sheets

(Amounts in thousands of United States dollars)

December 31, 2011 and 2010

	2011	2010

Assets

Current assets:
Cash and cash equivalents	$1,204	$—
Accounts receivable	83,479	72,212
Inventory, deposits and prepaid expenses	11,872	9,761
Current assets of discontinued operations (note 2)	—	1,683
Deferred income taxes (note 9)	175	110

Total current assets	96,730	83,766

Property and equipment (note 5)	125,219	138,847
Intangible assets (note 6)	5,805	8,268
Goodwill (note 7)	14,314	14,453

Total assets	$242,068	$245,334

Liabilities and Shareholders’ Equity

Current liabilities:
Bank overdraft	$—	$3,906
Accounts payable and accrued liabilities (note 1(r))	80,818	68,955
Income and other taxes payable	1,266	154
Current liabilities of discontinued operations (note 2)	61	2,410
Current portion of long-term debt (note 8)	6,817	19,545

Total current liabilities	88,962	94,970

Long-term debt (note 8)	67,072	49,838
Other	—	519
Deferred income taxes (note 9)	1,061	1,160

Shareholders’ equity:
Common shares, no par value, unlimited authorized, 16,331,241 and 16,300,041 issued and outstanding in 2011 and 2010, respectively (note 10)	99,746	99,658
Additional paid-in capital	5,334	4,838
Accumulated deficit	(24,914)	(10,901)
Accumulated other comprehensive income (loss) (note 4)	4,807	5,252

Total shareholders’ equity	84,973	98,847

Lease commitments (note 15)
Contingent liabilities (note 17)

Total liabilities and shareholders’ equity	$242,068	$245,334

See accompanying notes to consolidated financial statements.

VITRAN CORPORATION INC.

Consolidated Statements of Income (Loss)

(Amounts in thousands of United States dollars, except per share amounts)

Years ended December 31, 2011, 2010 and 2009

	2011	2010	2009

Revenue	$805,598	$672,556	$595,321

Salaries, wages and other employee benefits	308,770	263,331	256,203
Purchased transportation	130,218	112,318	89,042
Depreciation and amortization	16,398	18,410	18,966
Maintenance	36,411	28,831	27,079
Rents and leases	38,582	28,769	27,233
Purchased labour and owner operators	78,412	66,532	55,218
Fuel and fuel related expenses	134,732	89,210	67,372
Other operating expenses	64,458	58,459	55,694
Other loss (income)	1,938	(151)	(286)

	809,919	665,709	596,521

Income (loss) from continuing operations before the undernoted	(4,321)	6,847	(1,200)

Interest on long-term debt	(6,804)	(7,328)	(9,510)
Interest income	1	1	14

	(6,803)	(7,327)	(9,496)

Loss from continuing operations before income taxes	(11,124)	(480)	(10,696)

Income tax expense (recovery) (note 9)	2,889	37,569	(6,089)

Net loss from continuing operations	(14,013)	(38,049)	(4,607)

Discontinued operations, net of income taxes (note 2)	—	(2,133)	635

Net loss	$(14,013)	$(40,182)	$(3,972)

Income (loss) per share:

Basic:
Net income (loss) from continuing operations	$(0.86)	$(2.34)	$(0.32)
Discontinued operations income (loss)	—	(0.13)	0.04
Net income (loss)	(0.86)	(2.47)	(0.28)
Diluted:
Net income (loss) from continuing operations	$(0.86)	$(2.34)	$(0.32)
Discontinued operations income (loss)	—	(0.13)	0.04
Net income (loss)	(0.86)	(2.47)	(0.28)
Weighted average number of shares:
Basic	16,326,760	16,277,522	14,293,747
Diluted	16,326,760	16,277,522	14,381,147

See accompanying notes to consolidated financial statements.

VITRAN CORPORATION INC.

Consolidated Statements of Shareholders’ Equity

(Amounts in thousands of United States dollars)

Years ended December 31, 2011, 2010 and 2009

	000000	000000	000000	000000	000000	000000
	Common shares		Additional paid-in capital	Retained earnings (deficit)	Accumulated Other comprehensive income (loss)	Total shareholders’ equity
	Number	Amount

December 31, 2010	16,300,041	$99,658	$4,838	$(10,901)	$5,252	$98,847
Shares issued upon exercise of employee stock options	31,200	88	(5)	—	—	83
Net loss	—	—	—	(14,013)	—	(14,013)
Other comprehensive loss (note 4)	—	—	—	—	(445)	(445)
Share-based compensation (note 10)	—	—	501	—	—	501

December 31, 2011	16,331,241	$99,746	$5,334	$(24,914)	$4,807	$84,973

	00,000	00,000	00,000	00,000	00,000	00,000
	Common shares		Additional paid-in capital	Retained earnings (deficit)	Accumulated Other comprehensive income (loss)	Total shareholders’ equity
	Number	Amount

December 31, 2009	16,266,441	$99,584	$4,264	$29,281	$2,658	$135,787
Shares issued upon exercise of employee stock options	33,600	74	—	—	—	74
Net loss	—	—	—	(40,182)	—	(40,182)
Other comprehensive loss (note 4)	—	—	—	—	2,594	2,594
Share-based compensation (note 10)	—	—	574	—	—	574

December 31, 2010	16,300,041	$99,658	$4,838	$(10,901)	$5,252	$98,847

	000,0,0	000,0,0	000,0,0	000,0,0	000,0,0	000,0,0
	Common shares		Additional paid-in capital	Retained earnings (deficit)	Accumulated Other comprehensive income (loss)	Total shareholders’ equity
	Number	Amount

December 31, 2008	13,498,159	$77,500	$3,525	$33,253	$(3,035)	$111,243
Shares issued upon exercise of employee stock options	70,000	333	—	—	—	333
Shares issued in private placement	2,698,282	21,751	—	—	—	21,751
Net loss	—	—	—	(3,972)	—	(3,972)
Other comprehensive loss (note 4)	—	—	—	—	5,693	5,693
Share-based compensation (note 10)	—	—	739	—	—	739

December 31, 2009	16,266,441	$99,584	$4,264	$29,281	$2,658	$135,787

See accompanying notes to consolidated financial statements.

VITRAN CORPORATION INC.

Consolidated Statements of Cash Flows

(Amounts in thousands of United States dollars)

Years ended December 31, 2011, 2010 and 2009

	2011	2010	2009

Cash provided by (used in):

Operations:
Net loss	$(14,013)	$(40,182)	$(3,972)
Items not involving cash from operations:
Depreciation and amortization	16,398	18,410	18,966
Deferred income taxes	413	37,919	(6,972)
Loss (gain) on sale of property and equipment	1,938	(151)	(286)
Share-based compensation expense	501	574	739
Loss (income) on discontinued operations	—	2,133	(635)
Change in non-cash working capital components	1,366	(583)	(1,121)

Continuing operations	6,603	18,120	6,719
Discontinued operations	(666)	3,882	1,916

	5,937	22,002	8,635

Investments:
Purchases of property and equipment	(8,014)	(9,287)	(5,007)
Proceeds on sale of property and equipment	8,316	1,836	1,657
Additional payments due to acquisition of subsidiary	—	—	(1,000)
Proceeds on sale of selected Frontier assets	—	3,011	—
Acquisition of business assets	(1,737)	—	—

	(1,435)	(4,440)	(4,350)

Financing:
Change in revolving credit facility and bank overdraft	18,920	(1,559)	948
Repayment of long-term debt	(16,000)	(14,480)	(19,396)
Proceeds from long-term debt	—	3,500	—
Repayment of capital leases	(3,610)	(4,358)	(5,804)
Financing costs	(2,286)	—	(414)
Issue of common shares upon exercise of stock options	83	74	333
Issue of common shares in private placement, net	—	—	21,318

	(2,893)	(16,823)	(3,015)

Effect of foreign exchange translation on cash	(405)	(739)	(1,270)

Increase in cash and cash equivalents	1,204	—	—

Cash and cash equivalents, beginning of year	—	—	—

Cash and cash equivalents, end of year	$1,204	$—	$—

Change in non-cash working capital components:
Accounts receivable	$(11,267)	$(6,819)	$(3,294)
Inventory, deposits and prepaid expenses	175	1,325	711
Income and other taxes recoverable/payable	1,112	(683)	28
Accounts payable and accrued liabilities	11,346	5,594	1,434

	$1,366	$(583)	$(1,121)

Supplemental cash flow information:
Interest paid	$5,104	$6,471	$8,957
Income taxes paid	2,410	2,553	1,758

Supplemental disclosure of non-cash transactions:
Capital lease additions	1,317	—	—

See accompanying notes to consolidated financial statements.

VITRAN CORPORATION INC.

Notes to Consolidated Financial Statements

(In thousands of United States dollars, except per share amounts where noted)

Years ended December 31, 2011, 2010 and 2009

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

These consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”). Canadian Securities regulations allow issuers that are required to file reports with the Securities and Exchange Commission in the United States to file financial statements under United States GAAP to meet their continuous disclosure obligations in Canada. All amounts in these consolidated financial statements are expressed in United States dollars, unless otherwise stated.

(c)	New accounting pronouncements:

FASB Accounting Standard Update (“ASU”) No. 2011-08, Testing Goodwill for Impairment, permits entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. FASB ASU No. 2011-08 will be adopted by the Company on January 1, 2012.

FASB ASU No. 2011-05, Presentation of Comprehensive Income, requires entities to present net income and comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and comprehensive income. FASB has amended FASB ASU No. 2011-05 with FASB ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards No. 2011-05, which defers the effective date of certain requirements outlined in FASB ASU No. 2011-05 until further deliberated and reinstates the requirements for presentation of reclassifications out of accumulated other comprehensive income that were in place before the issuance of FASB ASU No. 2011-05. FASB ASU No. 2011-05 will be adopted by the Company on January 1, 2012.

FASB ASU No. 2010-06, Improving Disclosure about Fair Value Measurements, requires enhanced disclosures about recurring and nonrecurring fair-value measurements including significant transfers in and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances and settlements on a gross basis for Level 3 fair-value measurements. FASB ASU No. 2010-06 was adopted January 1, 2010 except for the requirement to separately disclose purchases, sales, issuances and settlements of recurring Level 3 fair value measurements, which was adopted January 1, 2011.

VITRAN CORPORATION INC.

Notes to Consolidated Financial Statements

(In thousands of United States dollars, except per share amounts where noted)

Years ended December 31, 2011, 2010 and 2009

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

The revaluation of United States dollar denominated debt held by the parent entity with a Canadian functional currency, that hedges the net investment in the Company’s United States dollar denominated self-sustaining subsidiaries, is recorded to other comprehensive income. In a hedge of a net investment in self-sustaining foreign subsidiaries, the portion of the gain or loss on the hedging item that is determined to be an effective hedge is recognized in other comprehensive income and the ineffective portion is recognized in earnings. For consolidation purposes, the United States operations are translated into Canadian dollars using the current period-end rate with the resulting translation adjustment recorded in other comprehensive income. For reporting purposes, the consolidated operations are translated into United States dollars using the current rate method. Under this method, all assets and liabilities are translated at the period-end rate of exchange and all revenue and expense items are translated at the average rate of exchange for the period. The resulting translation adjustment is recorded as a separate component of shareholders’ equity.

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

VITRAN CORPORATION INC.

Notes to Consolidated Financial Statements

(In thousands of United States dollars, except per share amounts where noted)

Years ended December 31, 2011, 2010 and 2009

1.	Significant accounting policies (continued):

Historical experience, trends and current information are used to update and evaluate the estimate. As at December 31, 2011, revenue adjustments as a percentage of revenue were not material.

(f)	Accounts receivable:

Accounts receivable are presented, net of allowance for doubtful accounts of $2.9 million at December 31, 2011 (2010 - $2.7 million).

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

The Company has certain assets that are classified as assets held for sale. These assets are carried on the balance sheet at the lower of the carrying amount or estimated fair value, less cost to sell. Once an asset is classified as held for sale, there is no further depreciation taken on the asset. At December 31, 2011, the net book value of assets held for sale was approximately $3.5 million. This amount is included in property and equipment on the consolidated balance sheets. The Company recorded charges of $1.5 million for the year ended December 31, 2011 to reduce properties held for sale to estimate fair value, less cost to sell. These charges are included in loss (gain) on sale of property and equipment in the accompanying statements of consolidated income (loss).

VITRAN CORPORATION INC.

Notes to Consolidated Financial Statements

(In thousands of United States dollars, except per share amounts where noted)

Years ended December 31, 2011, 2010 and 2009

1.	Significant accounting policies (continued):

(k)	Goodwill and intangible assets:

FASB Accounting Standards Codification (“ASC”) 350 requires that goodwill and certain intangible assets be assessed for impairment on an annual basis and, more frequently, if indicators of impairment exist, using fair value measurement techniques. The fair value based test involves assumptions regarding long-term future performance of the reporting units, fair value of the assets and liabilities, cost of capital rates, capital re-investment and other assumptions. Actual recovery of goodwill could differ from these assumptions based on the market conditions and other factors. In the event goodwill is determined to be impaired, a charge to earnings would be required. As at September 30, 2011, the Company completed its annual goodwill impairment test and concluded that there was no impairment.

At December 31, 2011, the Company has not identified any indicators that would require re-testing for impairment.

Intangible assets consist of not-to-compete covenants and customer relationships and are amortized on a straight-line basis over their expected lives ranging from three to eight years. During 2011 and 2010, the Company has not identified any indicators that would require testing for an impairment.

FASB ASC 820-10-05 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). The determined fair value of reporting units is a Level 3 measurement.

(l)	Income taxes:

The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the deferred tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Significant judgment is required in determining whether deferred tax assets will be realized in full or in part. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the year that includes the date of enactment. FASB ASC 740-10, Accounting for Uncertainty in Income Taxes, requires that uncertain tax positions are evaluated in a two-step process, whereby (i) the Company determines whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position and (ii) for those tax positions that meet the more-likely-than-not recognition threshold, the Company would recognize the largest amount of tax benefit that is greater than fifty percent likely of being realized upon ultimate settlement with the related tax authority.

(m)	Share-based compensation:

Under the Company’s stock option plan, options to purchase common shares of the Company may be granted to key employees, officers and directors of the Company by the Board of Directors or by the Company’s Compensation Committee. There are 841,900 options outstanding under the plan. The term of each option is 10 years and the vesting period is five years. The exercise price for options is the trading price of the common shares of the Company on The Toronto Stock Exchange on the day of the grant.

Note 10(b) provides supplemental disclosure for the Company’s stock options.

VITRAN CORPORATION INC.

Notes to Consolidated Financial Statements

(In thousands of United States dollars, except per share amounts where noted)

Years ended December 31, 2011, 2010 and 2009

1.	Significant accounting policies (continued):

(n)	Advertising costs:

Advertising costs are expensed as incurred. Advertising costs amounted to $408 in 2011 (2010 - $324; 2009 - $376).

(o)	Impairment of long-lived assets:

An impairment is recognized when the carrying amount of a long-lived asset to be held and used exceeds the sum of undiscounted cash flows expected from its use and disposal, and is measured as the amount by which the carrying amount of an asset exceeds its fair value. A long-lived asset should be tested when events or circumstances indicate that its carrying amount may not be recoverable. During 2011 and 2010, the Company has not identified any indicators that would require testing for an impairment.

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

Claims and insurance accruals reflect the estimated total cost of claims, including amounts for claims incurred but not reported, for cargo loss and damage, bodily injury and property damage, workers’ compensation, long-term disability and group health. In Canada and the United States, the Company has self-insurance retention amounts per incident for auto liability, casualty and cargo claims. In the United States, the Company has self-insurance retention amounts per incident for workers’ compensation and employee medical. In establishing these accruals, management evaluates and monitors each claim individually, and uses factors, such as historical experience, known trends and third party estimates to determine the appropriate reserves for potential liability.

VITRAN CORPORATION INC.

Notes to Consolidated Financial Statements

(In thousands of United States dollars, except per share amounts where noted)

Years ended December 31, 2011, 2010 and 2009

1.	Significant accounting policies (continued):

(r)	Accounts payable and accrued liabilities:

	2011	2010

Accounts payable	$44,233	$37,783
Accrued wages and benefits	9,225	6,959
Accrued claims, self-insurance and workers’ compensation	11,995	9,992
Other	15,365	14,221

	$80,818	$68,955

(s)	Deferred share units:

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

VITRAN CORPORATION INC.

Notes to Consolidated Financial Statements

(In thousands of United States dollars, except per share amounts where noted)

Years ended December 31, 2011, 2010 and 2009

2.	Discontinued operations:

During 2010, the Company completed the sale of selected assets of Frontier Transport Corporation (“Frontier”), Vitran’s truckload operation, which was previously a reportable segment. The proceeds from the transaction were $3.0 million plus a $0.1 million working capital adjustment.

The following table summarizes the operations for all periods presented to classify Frontier’s operations as discontinued operations:

	0,000	0,000	0,000
	2011	2010	2009

Revenue	$—	$32,774	$33,939

Goodwill charge	$—	$(4,765)	$—
Gain on sale of assets	—	2,203	—
Income from discontinued operations	—	30	790
Income tax recovery (expense)	—	399	(155)

Net income (loss) from discontinued operations	$—	$(2,133)	$635

The following table summarizes the assets and liabilities from discontinued operations:

	2011	2010

Accounts receivable, net	$—	$1,596
Other current assets	—	87
Deferred income taxes	—	765
Deferred income taxes valuation allowance	—	(765)

Total assets from discontinued operations	$—	$1,683

Accrued claims, self insurance and workers’ compensation	$—	$1,927
Other current liabilities	61	483

Total liabilities from discontinued operations	$61	$2,410

3.	Acquisition:

On February 19, 2011, the Company acquired selected assets of Milan Express Inc.’s (“Milan”) LTL business, a private carrier headquartered in Milan, Tennessee for $7.6 million. Milan added new coverage to Vitran’s network in the states of Alabama, Georgia, Mississippi, North Carolina and South Carolina. The total purchase price was allocated to the fair value of tractor, trailer and other capital assets acquired. A majority of the tractors and trailers were financed by Milan with third parties. As part of the purchase, Vitran identified a third party finance company who agreed to consolidate Milan’s financing and provide the Company a $6.0 million operating lease. The ownership of the assets resides with the finance company and these assets are being leased to Vitran in the form of an operating lease.

VITRAN CORPORATION INC.

Notes to Consolidated Financial Statements

(In thousands of United States dollars, except per share amounts where noted)

Years ended December 31, 2011, 2010 and 2009

3.	Acquisition (continued):

The lease meets the criteria of an operating lease pursuant to United States GAAP. The remaining $1.7 million of the purchase price was financed by the Company’s revolving credit facility of which $0.1 million of cash consideration was due in six months from the closing date contingent on Vitran continuing to operate in three out of the five aforementioned states that were added to the Company’s existing network. During the third quarter of 2011, the condition for payment was met and therefore the Company paid the additional consideration due. The results of operations of Milan are included as part of the LTL segment in the consolidated results of the Company commencing on February 19, 2011.

4.	Comprehensive income (loss):

The components of other comprehensive income (loss), such as changes in foreign currency translation adjustments, are required to be added to the Company’s reported net income (loss), net of tax to arrive at comprehensive income (loss). Other comprehensive income (loss) items have no impact on the reported net income (loss) as presented on the consolidated statements of income (loss).

	Foreign currency translation	Interest rate swap	Total

Balance at December 31, 2008	$(895)	$(2,140)	$(3,035)

Other comprehensive income (loss):
Unrealized gain	6,328	1,582	7,910
Tax effect	(1,750)	(467)	(2,217)

	4,578	1,115	5,693

Balance at December 31, 2009	3,683	(1,025)	2,658

Other comprehensive income (loss):
Unrealized gain	2,458	898	3,356
Tax effect	(516)	(246)	(762)

	1,942	652	2,594

Balance at December 31, 2010	5,625	(373)	5,252

Other comprehensive income (loss):
Unrealized gain (loss)	(1,151)	519	(632)
Tax effect	333	(146)	187

	(818)	373	(445)

Balance at December 31, 2011	$4,807	$—	$4,807

VITRAN CORPORATION INC.

Notes to Consolidated Financial Statements

(In thousands of United States dollars, except per share amounts where noted)

Years ended December 31, 2011, 2010 and 2009

4.	Comprehensive income (loss) (continued):

	2011	2010	2009

Net loss	$(14,013)	$(40,182)	$(3,972)
Other comprehensive income (loss)	(445)	2,594	5,693

Comprehensive income (loss)	$(14,458)	$(37,588)	$1,721

5.	Property and equipment:

	0,000	0,000
	2011	2010

Land	$37,352	$38,714
Buildings	68,543	75,340
Leasehold interests and improvements	2,123	2,250
Vehicles	99,862	100,226
Machinery and equipment	31,191	28,070

	239,071	244,600

Less accumulated depreciation	113,852	105,753

	$125,219	$138,847

Depreciation expense was $13.9 million in 2011 (2010 - $15.9 million).

6.	Intangible assets:

	0,000	0,000
	2011	2010

Customer relationships	$15,840	$15,840
Covenants not-to-compete	3,145	3,145

	18,985	18,985

Less accumulated amortization	13,180	10,717

	$5,805	$8,268

VITRAN CORPORATION INC.

Notes to Consolidated Financial Statements

(In thousands of United States dollars, except per share amounts where noted)

Years ended December 31, 2011, 2010 and 2009

6.	Intangible assets (continued):

Amortization expense was $2.5 million in 2011 (2010 - $2.5 million). Amortization expense for the following four years is estimated to be as follows:

Year ending December 31:

2012	$2,349
2013	1,908
2014	1,298
2015	250

$5,805

7.	Goodwill:

	2011	2010

Balance at January 1
Goodwill	$124,827	$124,487
Accumulated impairment losses	(110,374)	(110,374)

	14,453	14,113

Foreign exchange	(139)	340

Balance at December 31	$14,314	14,453

Balance at December 31
Goodwill	$124,688	$124,827
Accumulated impairment losses	(110,374)	(110,374)

	$14,314	$14,453

8.	Long-term debt:

	2011	2010

Term bank credit facilities (a)	$3,500	$19,500
Revolving credit facility (b)	21,910	44,071
Real estate facility (c)	44,961	—
Capital leases (d)	3,518	5,812

	73,889	69,383

Less current portion	6,817	19,545

	$67,072	$49,838

VITRAN CORPORATION INC.

Notes to Consolidated Financial Statements

(In thousands of United States dollars, except per share amounts where noted)

Years ended December 31, 2011, 2010 and 2009

8.	Long-term debt (continued):

On November 30, 2011, the Company entered into a new three-year bank syndicated asset based revolving credit agreement providing up to $85 million. In addition, on November 30, 2011, the Company entered into a new seven-year Cdn. $45.7 million real estate term credit facility, secured by specific real estate in Canada. The proceeds from the new credit facilities were used to extinguish the previous senior term and revolving credit facilities which were to mature in July 2012. Deferred financing costs of $1.0 million related to the previous credit agreement were written off in 2011.

(a)	During the previous year, the Company entered into a $3.5 million term credit facility secured by specific real estate of the Company in the United States. In 2011, the maturity date of the term credit facility was amended from July 31, 2012, which was connected to the previous senior credit facilities, to June 30, 2012. The Company had $3.5 million (2010- $3.5 million), bearing interest at 3.1% (2010- 2.8%) outstanding under the term facility at December 31, 2011.

At December 31, 2010, the Company had $16.0 million outstanding under its previous senior term credit facility, bearing interest at 5.37%.

(b)	The Company’s asset based revolving credit facility is secured by accounts receivable, certain equipment and general security agreements of the Company and all of its subsidiaries. The revolving credit facility provides up to $85.0 million, maturing on November 30, 2014. The Company had $21.9 million outstanding at December 31, 2011, bearing interest at 2.8% to 4.75%. The provisions of the revolving credit facility impose certain financial maintenance tests if availability falls below a certain threshold. At December 31, 2011, the Company was not required to measure these covenants.

At December 31, 2010, the Company had $44.1 million outstanding under its previous senior revolving credit facility, bearing interest at 2.8% to 4.75%.

(c)	The Company’s real estate term facility is secured by four transportation terminals in Canada. The real estate term facility provided Cdn. $45.7 million and matures on November 30, 2018. The Company has $45.0 million outstanding at December 31, 2011, bearing interest at 4.75%.

(d)	During 2011, the Company financed certain equipment by entering into additional capital leases of $1.3 million. The Company had $3.5 million (2010 - $5.8 million) of capital leases remaining at December 31, 2011.

At December 31, 2011, the required future principal repayments on all long-term debt and capital leases are as follows:

Year ending December 31:

2012	$6,817
2013	1,529
2014	23,183
2015	1,336
2016	1,376
Thereafter	39,648

$73,889

VITRAN CORPORATION INC.

Notes to Consolidated Financial Statements

(In thousands of United States dollars, except per share amounts where noted)

Years ended December 31, 2011, 2010 and 2009

9.	Income taxes:

Income tax expense (recovery) differs from the amount that would be obtained by applying statutory federal, state and provincial income tax rates to the respective year’s income (loss) from continuing operations before income taxes as follows:

	000000000,0	000000000,0	000000000,0
	2011	2010	2009
Effective statutory federal, state and provincial income tax rate	28.25%	31.00%	33.00%

Effective tax recovery on loss from continuing operations before income taxes	$(3,143)	$(149)	$(3,530)
Increase (decrease) results from:
Non-deductible share-based compensation expense	141	175	243
Income taxed at different rates in foreign jurisdictions	(3,776)	(2,532)	(3,392)
Increase in valuation allowance	8,737	38,879	—
State and other state taxes	668	1,845	613
Unrecognized tax benefits, net	—	(1,358)	(303)
Other	262	709	280

Actual income tax expense (recovery)	$2,889	$37,569	$(6,089)

Income tax expense (recovery):

	000000000000	000000000000	000000000000
	2011	2010	2009
Current income tax expense (recovery):

Canada:
Federal	$1,002	$(589)	$(102)
Provincial	698	(406)	(94)
United States:
Federal	—	(704)	325
State	668	1,209	612
Other	108	140	142

	2,476	(350)	883

Deferred income tax expense (recovery):

Canada:
Federal	243	202	(28)
Provincial	170	140	(26)
United States:
Federal	—	30,089	(5,729)
State	—	7,488	(1,189)

	413	37,919	(6,972)

	$2,889	$37,569	$(6,089)

VITRAN CORPORATION INC.

Notes to Consolidated Financial Statements

(In thousands of United States dollars, except per share amounts where noted)

Years ended December 31, 2011, 2010 and 2009

9.	Income taxes (continued):

A summary of the principal components of deferred income tax assets and liabilities is as follows:

	2011	2010

Current deferred income tax assets:
Allowance for doubtful accounts	$613	$541
Accruals and reserves	3,540	2,995
Financing costs	175	110
Valuation allowance	(4,153)	(3,536)

	$175	$110

Non-current deferred income tax assets:
Financing costs	$—	$273
Loss carryforwards	26,695	22,561
Other timing differences	7,678	2,803
Goodwill and intangible assets	20,758	22,444
Valuation allowance	(44,229)	(35,343)

	10,902	12,738

Non-current deferred income tax liabilities:
Property and equipment	(7,339)	(9,909)
Financing costs	(106)	—
Other	(4,518)	(3,989)

	(11,963)	(13,898)

	$(1,061)	$(1,160)

At December 31, 2011, the Company had approximately $65.0 million (2010 - $55.0 million) of net operating loss carryforwards available to reduce future years’ taxable income. The net operating loss will expire between 2027 and 2031 if not utilized. As required by FASB ASC 740-10, the Company increased its valuation allowance by $8.7 million in 2011 and the valuation allowance recorded at December 31, 2011 was $48.4 million.

The Company and its subsidiaries file income tax returns in U.S. and Canadian federal jurisdictions, and various states, provinces and foreign jurisdictions. Overall, the years 2008 to 2010 remain open to examination by tax authorities.

VITRAN CORPORATION INC.

Notes to Consolidated Financial Statements

(In thousands of United States dollars, except per share amounts where noted)

Years ended December 31, 2011, 2010 and 2009

10.	Common shares:

(a)	Private placement:

During 2009, the Company completed a delayed registration private placement of 2,698,282 common shares to several accredited investors at $8.50 per share. This resulted in gross proceeds of $22.9 million to the Company before expenses of issue of $1.2 million, net of deferred income taxes of $0.4 million.

(b)	Stock options:

The Company provides a stock option plan to key employees, officers and directors to encourage executives to acquire a meaningful equity ownership interest in the Company over a period of time and, as a result, reinforce executives’ attention on the long-term interest of the Company and its shareholders. Under the plan, options to purchase common shares of the Company may be granted to key employees, officers and directors of the Company by the Board of Directors or by the Company’s Compensation Committee. There are 841,900 options outstanding under the plan. The term of each option is 10 years and the vesting period is five years. The exercise price for options is the trading price of the common shares of the Company on The Toronto Stock Exchange on the day of the grant. The weighted average estimated fair value at the date of the grant for the options granted during 2011 was $2.96 (2010 - $5.34; 2009 - $4.61) per share.

The fair value of each option granted was estimated on the date of grant using the Black-Scholes-Merton fair value option pricing model with the following assumptions:

	2011	2010	2009

Risk-free interest rate	1.67 - 2.91%	2.30%	2.87%
Volatility factor of the future expected market price of the Company’s common shares	49.18 - 56.29%	48.78%	44.68%
Expected life of the options	6 years	6 years	6 years

VITRAN CORPORATION INC.

Notes to Consolidated Financial Statements

(In thousands of United States dollars, except per share amounts where noted)

Years ended December 31, 2011, 2010 and 2009

10.	Common shares (continued):

Details of stock options are as follows:

	2011		2010
	Number	Weighted average exercise price	Number	Weighted average exercise price

Outstanding, beginning of year	864,700	$13.10	906,700	$13.17
Granted	160,500	5.63	75,000	11.02
Forfeited	(152,100)	15.12	(83,400)	16.41
Exercised	(31,200)	2.59	(33,600)	2.20

Outstanding, end of year	841,900	$11.70	864,700	$13.10

Exercisable, end of year	515,700	$13.68	569,400	$13.54

At December 31, 2011, the range of exercise prices, the weighted average exercise price and the weighted average remaining contractual life are as follows:

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable	Weighted average exercise price

$2.20 - $5.25	220,100	6.90	$4.31	68,000	$2.20
$9.80 - $18.99	621,800	5.22	$14.31	447,700	$15.42

$2.20 - $18.99	841,900	5.66	$11.70	515,700	$13.68

Compensation expense related to stock options was $501 for the year ended December 31, 2011 (2010 - $574; 2009 - $739).

VITRAN CORPORATION INC.

Notes to Consolidated Financial Statements

(In thousands of United States dollars, except per share amounts where noted)

Years ended December 31, 2011, 2010 and 2009

11.	Computation of income (loss) per share:

	2011	2010	2009

Numerator:
Net loss from continuing operations	$(14,013)	$(38,049)	$(4,607)
Net income (loss) from discontinued operations	—	(2,133)	635
Net loss	(14,013)	(40,182)	(3,972)

Denominator:
Basic weighted average shares outstanding	16,326,760	16,277,522	14,293,747
Dilutive stock options	—	—	87,400
Dilutive weighted average shares outstanding	16,326,760	16,277,522	14,381,147

Basic loss per share from continuing operations	(0.86)	(2.34)	(0.32)

Basic income (loss) per share from discontinued operations	—	(0.13)	0.04
Basic loss per share	(0.86)	(2.47)	(0.28)

Diluted loss per share from continuing operations	(0.86)	(2.34)	(0.32)

Diluted income (loss) per share from discontinued operations	—	(0.13)	0.04
Diluted loss per share	(0.86)	(2.47)	(0.28)

Diluted income per share excludes the effect of 773,900 anti-dilutive options for the year ended December 31, 2011 (2010 - 765,500; 2009 - 773,900). Due to the net loss for the years ended December 31, 2011, 2010 and 2009, the 46,100 (2010 - 84,025; 2009 - 87,400) dilutive shares have no effect on the loss per share.

12.	Risk management activities:

The Company is exposed to market risks, including the effect of changes in foreign currency exchange rates and interest rates, and uses derivatives to manage financial exposures that occur in the normal course of business. The Company does not hold or issue derivatives for trading purposes.

Interest rate swaps:

The Company is exposed to interest rate volatility with regard to existing variable rate debt. The Company had entered into variable-to-fixed interest rate swaps on variable rate term debt and revolving debt to limit its exposure to changing interest rates and future cash flows for interest. The interest rate swaps provided for the Company to pay an amount equal to a specified fixed rate of interest times a notional principal amount and to receive in return an amount equal to a variable rate of interest times the same notional amount. The swaps were accounted for as cash flow hedges. The effective portions of

VITRAN CORPORATION INC.

Notes to Consolidated Financial Statements

(In thousands of United States dollars, except per share amounts where noted)

Years ended December 31, 2011, 2010 and 2009

12.	Risk management activities (continued):

changes in fair value of the interest rate swaps were recorded in accumulated other comprehensive income and were recognized into income in the same year in which the hedged forecasted transaction affects income. Ineffective portions of changes in fair value are recognized into income as they occur. At December 31, 2011, there were no interest rate swaps outstanding.

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

Assets and liabilities measured at fair value on a recurring basis include the following as of December 31:

	00000	00000	00000	00000
2011	Level 1	Level 2	Level 3	Liabilities at fair value

Liabilities:
Interest rate swaps	$—	$—	$—	$—

Total liabilities	$—	$—	$—	$—

	000000	000000	000000	000000
2010	Level 1	Level 2	Level 3	Liabilities at fair value

Liabilities:
Interest rate swaps	$—	$519	$—	$519

Total liabilities	$—	$519	$—	$519

VITRAN CORPORATION INC.

Notes to Consolidated Financial Statements

(In thousands of United States dollars, except per share amounts where noted)

Years ended December 31, 2011, 2010 and 2009

12.	Risk management activities (continued):

Hedges of net investment in self-sustaining operations:

United States dollar denominated debt of $0.5 million held by an entity with a Canadian dollar functional currency is designated as a hedge against the Company’s exposure for a portion of its net investment in self-sustaining U.S. dollar denominated subsidiaries with a view to reducing the impact of foreign exchange fluctuations. The foreign exchange effect of both the U.S. dollar debt and the net investment in U.S. dollar denominated subsidiaries is reported in other comprehensive income. As at December 31, 2011, the Company’s net investment in U.S. dollar denominated subsidiaries totalled $240.5 million (2010 - $268.9 million). No ineffectiveness has been recorded in earnings as the notional amounts of the hedging item equals the portion of the net investment balance being hedged.

The following table presents the fair value of derivative instruments for the year ended December 31:

	00000000000	00000000000	00000000000	00000000000
2011	Notional amount	Fair value	Balance sheet location	Gain in other comprehensive income for the year ended December 31, 2011

Interest rate swaps	$—	$—	—	$519

	00000000000	00000000000	00000000000	00000000000
2010	Notional amount	Fair value	Balance sheet location	Gain in other comprehensive income for the year ended December 31, 2010

Interest rate swaps	$16,000	$519	Other liabilities	$898

VITRAN CORPORATION INC.

Notes to Consolidated Financial Statements

(In thousands of United States dollars, except per share amounts where noted)

Years ended December 31, 2011, 2010 and 2009

13.	Segmented information:

The Company’s continuing business operations are grouped into two operating segments: LTL and SCO, which provide transportation and supply chain services in Canada and the United States.

	2011	2010	2009

Revenue:
LTL	$686,242	$581,594	$519,215
SCO	119,356	90,962	76,106
Corporate office and other	—	—	—

	$805,598	$672,556	$595,321

Income (loss) from continuing operations:
LTL	$(9,399)	$4,570	$(2,648)
SCO	10,263	6,899	5,480
Corporate office and other	(5,185)	(4,622)	(4,032)

	$(4,321)	$6,847	$(1,200)

Depreciation and amortization:
LTL	$14,807	$16,630	$17,266
SCO	1,429	1,662	1,598
Corporate office and other	162	118	102

	$16,398	$18,410	$18,966

Capital expenditures:
LTL	$7,563	$8,060	$4,371
SCO	370	1,018	576
Corporate office and other	81	209	60

	$8,014	$9,287	$5,007

	2011	2010

Total assets:
LTL	$218,407	$214,675
SCO	22,402	27,322
Corporate office and other	1,259	3,337

	$242,068	$245,334

VITRAN CORPORATION INC.

Notes to Consolidated Financial Statements

(In thousands of United States dollars, except per share amounts where noted)

Years ended December 31, 2011, 2010 and 2009

13.	Segmented information (continued):

Geographic information for revenue from point of origin and total assets is as follows:

	2011	2010	2009

Revenue:
Canada	$246,241	$210,247	$183,427
United States	559,357	462,309	411,894

	$805,598	$672,556	$595,321

	2011	2010

Total assets:
Canada	$79,974	$80,260
United States	162,094	165,074

	$242,068	$245,334

	2011	2010

Total long-lived assets:
Canada	$52,890	$56,624
United States	92,448	104,944

	$145,338	$161,568

Long-lived assets include property and equipment, goodwill and intangible assets.

14.	Financial instruments:

The fair values of cash and cash equivalents, bank overdraft, accounts receivable and accounts payable and accrued liabilities approximate their carrying values because of the short-term nature of these financial instruments. The fair value of the Company’s long-term debt, determined based on the future cash flows associated with each debt instrument discounted using an estimate of the Company’s current borrowing rate for similar debt instruments of comparable maturity, is approximately equal to their carrying value at December 31, 2011 and 2010.

VITRAN CORPORATION INC.

Notes to Consolidated Financial Statements

(In thousands of United States dollars, except per share amounts where noted)

Years ended December 31, 2011, 2010 and 2009

15.	Lease commitments:

At December 31, 2011, future minimum rental payments relating to operating leases for premises and equipment are as follows:

Year ending December 31:

2012	$33,454
2013	27,803
2014	21,858
2015	14,931
2016	7,902
Thereafter	1,572

$107,520

Total rental expense under operating leases was $31.9 million for the year ended December 31, 2011 (2010 - $25.7 million; 2009 - $22.7 million).

The Company has guaranteed a portion of the residual values of certain assets under operating leases. If the market value of the assets at the end of the lease terms is less than the guaranteed residual value, the Company must, under certain circumstances, compensate the lessor for a portion of the shortfall. The maximum exposure under these guarantees is $18.6 million.

During 2011, the Company completed a sale-leaseback transaction related to a SCO facility. The transaction included the sale of the land, buildings and improvements associated with the facility for total proceeds of $6.5 million. The facility will be leased under an operating lease with a term of seven years. The gain on the sale of the property was deferred and will be amortized over the minimum term of the related lease.

16.	Employee benefits:

The Company sponsors defined contribution plans in Canada and the United States. In Canada, the Company matches the employee’s contribution to their registered retirement savings plan up to a maximum contribution. In the United States, the Company sponsors 401(k) savings plans. The Company matches a percentage of the employee’s contribution subject to a maximum contribution. The expense related to the plans was $0.5 million for the year ended December 31, 2011 (2010 - $0.5 million; 2009 - $0.5 million).

17.	Contingent liabilities:

The Company is subject to legal proceedings that arise in the ordinary course of business. In the opinion of management, the aggregate liability, if any, with respect to these actions, will not have a material adverse effect on the consolidated financial position, results of operations or cash flows. Legal costs are expensed as incurred.

VITRAN CORPORATION INC.

Consolidated Supplemental Schedule of Quarterly Financial Information

(In thousands of United States dollars, except per share amounts where noted)

Years ended December 31, 2011 and 2010

2011 (Unaudited)	First quarter	Second quarter	Third quarter	Fourth quarter
Revenue:
Less-than-truckload	$158,989	$178,362	$176,407	$172,484
Supply Chain Operation	26,399	30,519	29,752	32,686

Total revenue	$185,388	$208,881	$206,159	$205,170

Income (loss) from continuing operations after depreciation and amortization	$1,507	$(241)	$(739)	$(4,848)
Income (loss) from discontinued operations	$—	$—	$—	$—
Net loss from continuing operations	(224)	(2,297)	(3,420)	(8,072)
Net loss	(224)	(2,297)	(3,420)	(8,072)

Earnings (loss) per share:
Basic – continuing operations	$(0.01)	$(0.14)	$(0.21)	$(0.49)
Diluted – continuing operations	(0.01)	(0.14)	(0.21)	(0.49)

Basic – net income (loss)	$(0.01)	$(0.14)	$(0.21)	$(0.49)
Diluted – net income (loss)	(0.01)	(0.14)	(0.21)	(0.49)

2010 (Unaudited)	First quarter	Second quarter	Third quarter	Fourth quarter
Revenue:
Less-than-truckload	$137,018	$148,826	$150,655	$145,095
Supply Chain Operation	20,125	20,887	23,469	26,481

Total revenue	$157,143	$169,713	$174,124	$171,576

Income (loss) from continuing operations after depreciation and amortization	$(290)	$3,958	$4,069	$(890)
Income (loss) from discontinued operations	$347	$161	$94	$(2,735)
Net income (loss) from continuing operations	(1,276)	1,567	1,868	(40,208)
Net income (loss)	(929)	1,728	1,962	(42,943)

Earnings (loss) per share:
Basic – continuing operations	$(0.08)	$0.10	$0.11	$(2.47)
Diluted – continuing operations	(0.08)	0.10	0.11	(2.47)

Basic – net income (loss)	$(0.06)	$0.11	$0.12	$(2.63)
Diluted – net income (loss)	(0.06)	0.11	0.12	(2.63)

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

ITEM 9. A—CONTROLS AND PROCEDURES

Disclosure controls and procedures, as such term is defined in Rule 13a-15(e) of the Exchange Act, are controls and other procedures that are designed to ensure that information required to be disclosed by our Company is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our Company’s management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. Our CEO and CFO are responsible for establishing and maintaining disclosure controls and procedures for our Company.

As of the end of the period covered by this Annual Report on Form 10-K, the Company carried out an evaluation, under the supervision and with the participation of Company management, including our CEO and CFO, of the effectiveness of the design, implementation and operation of its disclosure controls and procedures. Based on this evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective as of December 31, 2011.

There have been no significant changes in our internal control over financial reporting, which we define in accordance with Exchange Act Rule 13a-15(f) to include our control environment, control procedures, and accounting systems, or any other factors that could materially affect or are reasonably likely to materially affect our internal control over financial reporting during the fourth quarter of 2011.

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

Vitran’s management team assessed the effectiveness of its internal control over financial reporting using the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and based on that assessment concluded that internal control over financial reporting was effective as of December 31, 2011.

KPMG LLP, an independent public accounting firm registered with the PCAOB, has issued an attestation report on the effectiveness of Vitran’s internal control over financial reporting, as stated in their report which is included herein.

February 9, 2012	/s/ Richard E. Gaetz, President and Chief Executive Officer
/s/ Fayaz D. Suleman, Vice President Finance and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Vitran Corporation Inc.:

We have audited Vitran Corporation Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Vitran Corporation Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, under the heading Management’s Report on Internal Control over Financial Reporting included in Form 10-K. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Vitran Corporation Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Vitran Corporation Inc.as of December 31, 2011 and 2010, and the related consolidated statements of income (loss), shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated February 7, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Chartered Accountant, Licensed Public Accountants

Toronto, Canada

February 7, 2012

ITEM 9. B—OTHER INFORMATION

None.

PART III

ITEM 10—DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information for directors, Section 16(a) beneficial ownership reporting and other compliance as required by Item 407 of Regulation S-K, is reported in the Company’s definitive proxy statement filed pursuant to Regulation 14A and is incorporated herein by reference. The following table sets forth certain information concerning our executive officers:

Name	Age	Position	History

Richard E. Gaetz (Mississauga, Canada)	55	President and Chief Executive Officer	Mr. Gaetz has been working in the transportation and logistics industry for more than 30 years. He has been actively involved with the growth and development of Vitran and has been responsible for Vitran’s freight and supply chain operations since he joined in 1989. He was elected to the Board of Directors of Vitran in 1995. Mr. Gaetz has extensive experience on both sides of the border. Prior to joining Vitran, he spent ten years with Clarke Transport, a large Canadian freight company, in various positions including Vice President. Mr. Gaetz received a Bachelor of Commerce degree from Dalhousie University in Halifax in 1979. He is an Executive Director of the Ontario Trucking Association and a director of the Canadian Trucking Alliance.

Fayaz D. Suleman (Mississauga, Canada)	33	Vice President Finance and Chief Financial Officer	Mr. Suleman joined Vitran in 2003 and was Vitran’s Corporate Controller since 2005. He was appointed Vice President Finance and Chief Financial Officer in 2011. Prior to joining Vitran, he gained his public accounting experience at KPMG LLP in the assurance and business advisory services practice. Mr. Suleman is a Chartered Accountant with the Ontario Institute and received an Honors Bachelor of Business Administration from Wilfrid Laurier University in Ontario.

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

ITEM 11—EXECUTIVE COMPENSATION

The information required by Item 11 of Form 10-K appears in the Company’s definitive proxy statement for the 2012 Annual Meeting of its Shareholders, reference to which is hereby made, and the information therein is incorporated herein by reference.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 of Form 10-K appears in the Company’s proxy statement for the 2012 Annual Meeting of its Shareholders, reference to which is hereby made, and the information therein is incorporated herein by reference.

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None

ITEM 14—PRINCIPAL ACCOUNTING FEES AND SERVICES

KPMG LLP has served as the Company’s auditors since 1989. For the fiscal years ended December 31, 2011 and 2010, fees billed by KPMG LLP to Vitran for services were:

	Year ended December 31,
	2011	2010
Audit and audit-related fees	$570,647	$540,749
Tax fees	Nil	Nil
All other fees	Nil	Nil

	$570,647	$540,749

All services provided by KPMG to Vitran for 2011 and 2010 were approved by the Audit Committee. The Audit Committee pre-approves all non-audit services to be provided to the Company or its subsidiary entities by its independent auditors. For further details regarding the Audit Committee approval process, please review the Audit Committee charter which is available free of charge on Vitran’s website at www.vitran.com.

For information regarding the members and other applicable information of the Audit Committee, please review the Company’s proxy statement for the 2012 Annual Meeting of its Shareholders, reference to which is hereby made, and the information therein is incorporated herein by reference.

PART IV

ITEM 15—EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	(1) Financial Statements

Consolidated Balance Sheets as at December 31, 2011 and 2010 and the Consolidated Statements of Income (Loss), Shareholders’ Equity and Cash Flows for the years ended December 31, 2011, 2010, and 2009 are reported on by KPMG LLP, Chartered Accountants. These statements are prepared in accordance with United States GAAP.

(2) Financial Statement Schedules:

Schedule II—Valuation and Qualifying Accounts

Vitran Corporation Inc.

Three years ended December 31, 2011

Allowance for Doubtful Accounts
(in thousands of dollars) Description	Balance at beginning of year	Charges to costs and expenses	Deductions	Balance at end of year
Year ended December 31, 2009
Accounts receivable allowances for revenue adjustments and doubtful accounts	$3,768	$1,436	$(1,730)	$3,474
Year ended December 31, 2010
Accounts receivable allowances for revenue adjustments and doubtful accounts	$3,474	$247	$(968)	$2,753
Year ended December 31, 2011
Accounts receivable allowances for revenue adjustments and doubtful accounts	$2,753	$1,020	$(827)	$2,946

Deferred Tax Valuation Allowance
(in thousands of dollars) Description	Balance at beginning of year	Charges to costs and expenses	Deductions	Balance at end of year
Year ended December 31, 2009
Deferred tax asset valuation allowance	$—	$—	$—	$—
Year ended December 31, 2010
Deferred tax asset valuation allowance	$—	$39,644	$—	$39,644
Year ended December 31, 2011
Deferred tax asset valuation allowance	$39,644	$8,737	$—	$48,381

(3) Exhibits Filed

The exhibits listed in the accompanying Exhibit Index are filed as part of this Annual Report on Form 10-K.

(b)	Separate Financial Statements

None

Exhibit Number	Description of Exhibit

4.1	Articles of Incorporation effective April 29, 1981 (1)

4.2	Articles of Amendment effective May 27, 1987 (2)

4.3	Articles of Amendment effective July 16, 1987 (3)

4.4	Articles of Arrangement effective February 5, 1991 (4)

4.5	Articles of Amendment effective April 22, 2004 (5)

4.6	Amended By-Laws effective February 7, 2008 (6)

4.7	By-law to authorize the directors to borrow and give security effective July 16, 1987 (7)

10.1	Employee Stock Option Plan (8)

10.3	Deferred share unit plan for Directors, dated September 14, 2005 (9)

10.4	Deferred share unit plan for Senior Executives, dated March 10, 2006 (10)

10.5	Employment Agreement dated March 16, 2009 between the Registrant and Rick E. Gaetz (11)

10.6	Securities Purchase Agreement dated September 17, 2009 (12)

10.7	Registration Rights Agreement dated September 21, 2009 (13)

10.8	Credit Agreement between JPMorgan Chase Bank, N.A. as Agent and JPMorgan Chase Bank, N.A., JPMorgan Chase Bank, N.A., Toronto Branch, those other financial institutions whose names appear on the signature pages hereto and the other persons from time to time party hereto as Lenders and J.P. Morgan Securities Inc. as Co-Lead Arranger and Sole Bookrunner and Royal Bank of Canada, as Co-Lead Arranger and Fifth Third Bank and Export Development Canada And Vitran Corporation Inc., Vitran Express Canada Inc. and Vitran Corporation and subsidiaries as Borrowers Dated as of November 30, 2011(16)

10.9	Amendment No.1 to Credit Agreement between JPMorgan Chase Bank N.A. and those banks whose names appear on the signature pages hereto and Vitran Corporation Inc., Vitran Express Canada Inc. and Vitran Corporation(16)

10.10	Credit Agreement between CMLS Financial Ltd. as Lender and Vitran Corporation Inc., Vitran Express Canada Inc. and Expediteur T.W. Ltee., as Covenantor and Vitran Express Canada Inc. and Expediteur T.W. Ltee. as Borrowers Dated as of November 30, 2011(16)

14.1	Code of Conduct for Employees (14)

14.2	Code of Conduct for Directors (15)

23.1	Consent of Independent Registered Public Accounting Firm(16)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (16)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (16)

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (16)

Notes:

(1)	Filed as Exhibit 1.1 to the Registrant’s Registration Statement on Form 20-F filed with the Commission on June 14, 1995.

(2)	Filed as Exhibit 1.2 to the Registrant’s Registration Statement on Form 20-F filed with the Commission on June 14, 1995.
(3)	Filed as Exhibit 1.3 to the Registrant’s Registration Statement on Form 20-F filed with the Commission on June 14, 1995.
(4)	Filed as Exhibit 1.4 to the Registrant’s Registration Statement on Form 20-F filed with the Commission on June 14, 1995.
(5)	Filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on May 7, 2004.
(6)	Filed as Exhibit 4.6 to the Registrant’s Registration Statement on Form S-8 filed with the Commission on September 11, 2009
(7)	Filed as Exhibit 1.6 to the Registrant’s Registration Statement on Form 20-F filed with the Commission on June 14, 1995.
(8)	Filed as Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 filed with the Commission on September 11, 2009.
(9)	Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on September 15, 2005.
(10)	Filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on March 13, 2006.
(11)	Filed as Exhibit 10.23 to the Registrant’s Current Report on Form 8-K filed on March 17, 2009.
(12)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 18, 2009.
(13)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 22, 2009.
(14)	Filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on August 3, 2004.
(15)	Filed as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on August 3, 2004.
(16)	Filed as an exhibit to this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Toronto, Province of Ontario, on the 9th day of February, 2012.

Vitran Corporation Inc.

By:	/s/ FAYAZ D. SULEMAN

Fayaz D. Suleman
Vice President Finance and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ RICHARD D. McGRAW	Chairman of the Board	February 9, 2012

Richard D. McGraw

/s/ RICHARD E. GAETZ	President and Chief Executive Officer, Director	February 9, 2012

Richard E. Gaetz

/s/ GEORGES L. HÉBERT	Director	February 9, 2012

Georges L. Hébert

/s/ WILLIAM S. DELUCE	Director	February 9, 2012

William S. Deluce

/s/ ANTHONY F. GRIFFITHS	Director	February 9, 2012

Anthony F. Griffiths

/s/ JOHN R. GOSSLING	Director	February 9, 2012

John R. Gossling

/s/ FAYAZ D. SULEMAN	Vice President Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	February 9, 2012
Fayaz D. Suleman