Form 10-Q
period 2012-03-31
VITRAN CORP INC
filed 2012-05-02
CIK 946823

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 16,399,241 common shares outstanding at April 24, 2012

Part I. Financial Information

Item 1: Financial Statements

VITRAN CORPORATION INC.

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(Unaudited)

(In thousands of United States dollars except for per share amounts)

	Three months Ended March 31, 2012	Three months Ended March 31, 2011
Revenue	$207,748	$185,388
Operating expenses:
Salaries, wages and other employee benefits	83,215	69,617
Purchased transportation	31,477	29,992
Depreciation and amortization	4,075	4,357
Maintenance	9,671	8,092
Rents and leases	11,250	8,081
Purchased labor and owner operators	17,985	18,325
Fuel and fuel-related expenses	37,235	30,130
Other operating expenses	16,932	15,325
Other loss (income)	76	(38)

Total operating expenses	211,916	183,881

Income (loss) from operations before undernoted	(4,168)	1,507

Interest expense, net	1,311	1,342

Income (loss) from operations before income taxes	(5,479)	165

Income tax expense	337	389

Net loss	$(5,816)	$(224)

Loss per share:

Basic and Diluted	$(0.36)	$(0.01)

Weighted average number of shares:
Basic	16,367,109	16,315,374
Diluted	16,367,109	16,315,374

See accompanying notes to consolidated financial statements

VITRAN CORPORATION INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands of United States dollars)

	Three months Ended March 31, 2012	Three months Ended March 31, 2011
Net loss	$(5,816)	$(224)
Other comprehensive income:
Change in foreign currency translation adjustment (net of income taxes recovery of $6; 2011 – income taxes of $215)	65	888
Change in unrealized fair value derivatives designated as cash flow hedges (net of income taxes of $52 in 2011)	—	132

Other comprehensive income	$65	$1,020

Comprehensive income (loss)	$(5,751)	$796

See accompanying notes to consolidated financial statements

VITRAN CORPORATION INC.

CONSOLIDATED BALANCE SHEETS

(In thousands of United States dollars)

	Mar 31, 2012 (Unaudited)	Dec 31, 2011 (Audited)
Assets
Current assets:
Cash and cash equivalents	$2,177	$1,204
Accounts receivable	91,358	83,479
Inventory, deposits and prepaid expenses	13,320	11,872
Deferred income taxes	175	175

Total current assets	107,030	96,730

Property and equipment	125,478	125,219
Intangible assets	5,190	5,805
Goodwill	14,434	14,314

Total assets	$252,132	$242,068

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$86,628	$80,818
Income and other taxes payable	169	1,266
Current liabilities of discontinued operations	30	61
Current portion of long-term debt	5,329	6,817

Total current liabilities	92,156	88,862

Long-term debt	79,440	67,072
Deferred income taxes	1,036	1,061

Shareholders’ equity:
Common shares, no par value, unlimited authorized, 16,399,241 and 16,331,241 issued and outstanding at March 31, 2012 and December 31, 2011, respectively	99,954	99,746
Additional paid-in capital	5,404	5,334
Accumulated deficit	(30,730)	(24,914)
Accumulated other comprehensive income	4,872	4,807

Total shareholders’ equity	79,500	84,973
Contingent liabilities (note 7)

Total liabilities and shareholders’ equity	$252,132	$242,068

See accompanying notes to consolidated financial statements.

VITRAN CORPORATION INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands of United States dollars, except share amounts)

	Common shares		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Shares	Amount
December 31, 2011	16,331,241	$99,746	$5,334	$(24,914)	$4,807	$84,973
Shares issued upon exercise of employee stock options	68,000	208	(57)	—	—	151
Net loss	—	—	—	(5,816)	—	(5,816)
Other comprehensive income	—	—	—	—	65	65
Share-based compensation	—	—	127	—	—	127

March 31, 2012	16,399,241	$99,954	$5,404	$(30,730)	$4,872	$79,500

	Common shares		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Shares	Amount
December 31, 2010	16,300,041	$99,658	$4,838	$(10,901)	$5,252	$98,847
Shares issued upon exercise of employee stock options	30,000	85	(5)	—	—	80
Net loss	—	—	—	(224)	—	(224)
Other comprehensive income	—	—	—	—	1,020	1,020
Share-based compensation	—	—	142	—	—	142

March 31, 2011	16,330,041	$99,743	$4,975	$(11,125)	$6,272	$99,865

See accompanying notes to consolidated financial statements.

VITRAN CORPORATION INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands of United States dollars)

	Three months Ended March 31, 2012	Three months Ended March 31, 2011
Cash provided by (used in):

Operations:
Net loss	$(5,816)	$(224)
Items not involving cash from operations:
Depreciation and amortization	4,075	4,357
Deferred income taxes	(25)	(5)
Share-based compensation expense	127	142
Loss (gain) on sale of property and equipment	76	(38)
Change in non-cash working capital components	(4,614)	(5,974)

Continuing operations	(6,177)	(1,742)
Discontinued operations	(31)	816

	(6,208)	(926)
Investments:
Purchases of property and equipment	(1,782)	(2,340)
Proceeds on sale of property and equipment	541	64
Acquisition of business assets	—	(1,737)

	(1,241)	(4,013)
Financing:
Change in revolving credit facility and bank overdraft	9,540	9,177
Repayment of long-term debt	(244)	(3,000)
Repayment of capital leases	(941)	(971)
Issue of common shares upon exercise of employee stock options	151	80

	8,506	5,286
Effect of foreign exchange translation on cash	(84)	(347)

Increase in cash and cash equivalents	973	—
Cash and cash equivalents, beginning of period	1,204	—

Cash and cash equivalents, end of period	$2,177	$—

Change in non-cash working capital components:
Accounts receivable	$(7,879)	$(16,815)
Inventory, deposits and prepaid expenses	(1,448)	(1,891)
Income and other taxes payable	(1,097)	(294)
Accounts payable and accrued liabilities	5,810	13,026

	$(4,614)	$(5,974)

Supplemental disclosure of non-cash transactions:
Capital lease additions	1,646	—

See accompanying notes to consolidated financial statements

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of United States dollars except for per share amounts)

1. Accounting Policies

The interim consolidated financial statements have been prepared in accordance with the rules prescribed for filing interim financial statements and accordingly, do not contain all the disclosures that may be necessary for complete financial statements prepared in accordance with United States generally accepted accounting principles (“GAAP”). The interim consolidated financial statements have been prepared in accordance with instructions to Quarterly Report on Form 10-Q. The interim consolidated financial statements should be read in conjunction with the Company’s 2011 Annual Report on Form 10-K. The interim consolidated financial statements follow the same accounting principles and methods of application as the most recent annual consolidated financial statements, except as noted in Note 2.

These interim unaudited consolidated financial statements reflect all adjustments which are, in the opinion of Management, necessary for a fair presentation of the results of the interim period presented. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2012.

2. New Accounting Pronouncements

FASB Accounting Standard Update (“ASU”) No. 2011-08, Testing Goodwill for Impairment, permits entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. FASB ASU No. 2011-08 was adopted by the Company on January 1, 2012.

FASB ASU No. 2011-05, Presentation of Comprehensive Income, requires entities to present net income and comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and comprehensive income. FASB has amended FASB ASU No. 2011-05 with FASB ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards No. 2011-05, which defers the effective date of certain requirements outlined in FASB ASU No. 2011-05 until further deliberated and reinstates the requirements for presentation of reclassifications out of accumulated other comprehensive income that were in place before the issuance of FASB ASU No. 2011-05. FASB ASU No. 2011-05 was adopted by the Company on January 1, 2012.

FASB ASU No. 2011-04, Fair Value Measurement, provides guidance to improve the comparability of fair value measurements presented in financial statements prepared in accordance with GAAP and International Financial Reporting Standards. The new standard requires the Company to report the level in the fair value hierarchy of assets and liabilities not measured at fair value on the balance sheet, but for which the fair value is disclosed, and to expand existing disclosures. FASB ASU No. 2011-04 was adopted by the Company on January 1, 2012.

3. Discontinued Operations

During 2010, the Company completed the sale of selected assets of Frontier Transport Corporation, Vitran’s truckload operation, which was previously a reportable segment. There was no net income (loss) from discontinued operations during the periods presented. Total liabilities from discontinued operations included $30 of other current liabilities as at March 31, 2012.

4. Foreign Currency Translation

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

In respect of other transactions denominated in currencies other than the Canadian dollar, the monetary assets and liabilities of the Company are translated at the period-end rates. Revenue and expenses are translated at rates of exchange prevailing on the transaction dates. All of the exchange gains or losses resulting from these other transactions are recognized in income.

5. Computation of Loss per Share

	Three months Ended March 31, 2012	Three months Ended March 31, 2011
Numerator:
Net loss	$(5,816)	$(224)

Denominator:
Basic weighted-average shares outstanding	16,367,109	16,315,374
Dilutive weighted-average shares outstanding	16,367,109	16,315,374

Basic loss per share	$(0.36)	$(0.01)

Diluted loss per share	$(0.36)	$(0.01)

Due to the net loss for the three months ended March 31, 2012 and March 31, 2011, dilutive common share equivalents have no effect on the loss per share.

6. Assets Held for Sale

The Company has certain assets that are classified as assets held for sale. These assets are carried on the balance sheet at the lower of the carrying amount or estimated fair value, less cost to sell. Once an asset is classified held for sale, there is no further depreciation taken on the asset. At March 31, 2012, the net book value of assets held for sale was approximately $3.3 million (December 31, 2011 - $3.5 million). This amount is included in property and equipment on the balance sheet.

7. Contingent Liabilities

The Company is subject to legal proceedings that arise in the ordinary course of business. In the opinion of Management, the aggregate liability, if any, with respect to these actions, will not have a material adverse effect on the consolidated financial position, results of operations or cash flows. Legal costs are expensed as incurred.

8. Income Taxes

The Company established a valuation allowance for all U.S. deferred tax assets as required by FASB ASC 740-10. During the three months ended March 31, 2012, the Company increased the valuation allowance by $2.1 million (2011 - $0.6 million) to $50.5 million.

9. Risk Management Activities and Fair Value Measurements

The Company is exposed to market risks, including the effect of changes in foreign currency exchange rates and interest rates, and uses derivatives to manage financial exposures that occur in the normal course of business. The Company does not hold or issue derivatives for trading purposes.

Interest Rate Swaps

The Company is exposed to interest rate volatility with regard to existing variable rate debt. The Company had entered into variable-to-fixed interest rate swaps on variable rate term debt and revolving debt to limit its exposure to changing interest rates and future cash flows for interest. The interest rate swaps provided for the Company to pay an amount equal to a specified fixed rate of interest times a notional principal amount and to receive in return an amount equal to a variable rate of interest times the same notional amount. The swaps were accounted for as cash flow hedges. The effective portions of changes in fair value of the interest rate swaps were recorded in accumulated other comprehensive income and were recognized into income in the same year in which the hedged forecasted transaction affects income. Ineffective portions of changes in fair value are recognized into income as they occur. At March 31, 2012, there were no interest rate swaps outstanding.

Hedges of net investment in self-sustaining operations

United States dollar denominated debt of $0.2 million held by an entity with a Canadian dollar functional currency is designated as a hedge against the Company’s exposure for a portion of its net investment in self-sustaining U.S. dollar denominated subsidiaries with a view to reducing the impact of foreign exchange fluctuations. The foreign exchange effect of both the U.S. dollar debt and the net investment in U.S. dollar denominated subsidiaries is reported in other comprehensive income. As at March 31, 2012, the Company’s net investment in U.S. dollar denominated subsidiaries totalled $234.6 million. No ineffectiveness has been recorded in earnings as the notional amounts of the hedging item equals the portion of the net investment balance being hedged.

Financial Instruments

The fair values of cash and cash equivalents, accounts receivable and accounts payable and accrued liabilities approximate their carrying values because of the short-term nature of these financial instruments. The fair value of the Company’s long-term debt, determined based on the future cash flows associated with each debt instrument discounted using an estimate of the Company’s current borrowing rate for similar debt instruments of comparable maturity, is approximately equal to their carrying value at March 31, 2012 and December 31, 2011.

FASB ASC 820-10-05 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). The fair value of the Company’s cash and cash equivalents and long-term debt are classified as Level 1 and Level 2, respectively.

10. Segmented Information

The Company’s business operations are grouped into two operating segments: Less-than-truckload (LTL) and Supply Chain Operation (SCO), which provide transportation and supply chain services in Canada and the United States.

	Three months Ended March 31, 2012	Three months Ended March 31, 2011
Revenue:
LTL	$178,587	$158,989
SCO Corporate office and other	29,161 —	26,399 —

	$207,748	$185,388

	Three months Ended March 31, 2012	Three months Ended March 31, 2011
Operating income (loss) from operations:
LTL	$(4,834)	$926
SCO	2,098	2,090
Corporate office and other	(1,432)	(1,509)

	$(4,168)	$1,507

	Three months Ended March 31, 2012	Three months Ended March 31, 2011
Depreciation and amortization:
LTL	$3,734	$3,949
SCO	316	366
Corporate office and other	25	42

	$4,075	$4,357

Item 2. Management’s Discussion and Analysis of Results of Operation

The following discussion should be read in conjunction with our unaudited consolidated interim financial statements for the three months ended March 31, 2012 and the notes thereto as included in Item 1 of this Quarterly Report on Form 10-Q.

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

•	the Company’s expectation that purchased transportation expense will continue to decrease by replacing purchased linehaul expense with Company drivers and Company operated rolling stock;

•	the Company’s expectation that it will be able to reduce maintenance expense in 2012;

•	the Company’s expectation that operating initiatives implemented will continue to improve productivity and service levels within the U.S. LTL business unit;

•	the Company’s expectation that operational improvements within the U.S. LTL business unit will have a positive impact on financial results in 2012;

•	the Company’s expectation that activity levels and pricing trends will improve year-over-year results;

•	the Company’s ability to maintain DSO below 40 days;

•

the Company’s intention to purchase a specified level of property and equipment and to finance such acquisitions with cash flow from operations and, if necessary, from the Company’s revolving credit facilities;

•	the Company’s ability to generate future operating cash flows from profitability and managing working capital;

•	the Company’s ability to continue to improve results in the SCO segment if trends in current activity levels within the segment persist;

•	the Company’s operational plan will improve service and efficiencies in the U.S. LTL business unit; and

•	the Company’s ability to benefit from an improvement in the economic and pricing environment.

Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause Vitran’s actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that may cause such differences include but are not limited to technological change, increase in fuel costs, regulatory change, changes in tax legislation, the general health of the economy, changes in labor relations, geographic expansion, capital requirements, availability of financing, foreign currency fluctuations, claims and insurance costs, environmental hazards, availability of qualified drivers and competitive factors. More detailed information about these and other factors is included in Item 1A – Risk Factors in the Company’s 2011 Annual Report on Form 10-K. Many of these factors are beyond the Company’s control; therefore, future events may vary substantially from what the Company currently foresees. You should not place undue reliance on such forward-looking statements. Vitran Corporation Inc. does not assume the obligation to revise or update these forward-looking statements after the date of this document or to revise them to reflect the occurrence of future unanticipated events, except as may be required under applicable securities laws.

Unless otherwise indicated all dollar references herein are in U.S. dollars. The Company’s Annual Report on Form 10-K, as well as all the Company’s other required filings, may be obtained from the Company at www.vitran.com or from www.sedar.com or from www.sec.gov.

CONSOLIDATED RESULTS

The following table summarizes the Consolidated Statements of Income (Loss) for the three months ended March 31:

	For the three months ended March 31,
(in thousands)	2012	2011	2012 vs 2011
Revenue	$207,748	$185,388	12.1%

Salaries, wages and employee benefits	83,215	69,617	19.5%
Purchased transportation	31,477	29,992	5.0%
Depreciation and amortization	4,075	4,357	(6.5%)
Maintenance	9,671	8,092	19.5%
Rents and leases	11,250	8,081	39.2%
Purchased labor and owner operators	17,985	18,325	(1.9%)
Fuel and fuel related expenses	37,235	30,130	23.6%
Other operating expenses	16,932	15,325	10.5%
Other loss (income)	76	(38)	(300.0%)

Total Expenses	$211,916	$183,881	15.2%

Income (loss) from continuing operations	(4,168)	1,507	(376.6%)
Interest expense, net	1,311	1,342	(2.3%)
Income tax expense	337	389	(13.4%)

Net loss	$(5,816)	$(224)	2,496.4%

Loss per share:
Basic	$(0.36)	$(0.01)
Diluted	$(0.36)	$(0.01)
Operating Ratio (1)	102.0%	99.2%

Revenue increased 12.1% to $207.7 million for the first quarter of 2012 compared to $185.4 million in the first quarter of 2011. Revenue in the LTL and SCO segments increased 12.3%, and 10.5%, respectively. Revenue for the first quarter of 2012 was impacted by an increase in fuel surcharge revenue, accounting for approximately $6.0 million of the consolidated revenue increase. Excluding the impact of fuel surcharge revenue, revenue for the comparative quarters improved 8.8%. Detailed explanations for the fluctuations in revenue are discussed below in “Segmented Results”.

Salaries, wages and employee benefits increased 19.5% for the first quarter of 2012 compared to the same period a year ago. This compares with a 9.9% increase in employee headcount compared to March 31, 2011. Headcount increased mid-way through the first quarter of 2011 resulting from the acquisition of the Milan Express Inc. (“Milan”) LTL assets on February 19, 2011. The full impact of the increase in headcount is included in the first quarter of 2012 which would have partially been included in the first quarter a year ago. Furthermore, management returned to its U.S. LTL business unit employees the 2008 5% wage reduction at 1.25% per quarter by the end of 2011, therefore, the first quarter of 2012 includes the full 5% wage increase compared to a 1.25% wage increase in the first quarter of 2011. Salary, wages and employee benefit expenses should outpace the prior year expenses, but as management improves efficiencies within the U.S. LTL business unit, it is expected to decline on a percentage of revenue basis.

Purchased transportation increased 5.0% for the three month period ended March 31, 2012 compared to the same period in 2011. This was attributable to a 26.9% increase in shipments in the SCO’s brokerage business unit. Purchased transportation decreased 4.1% in the U.S. LTL business unit in the first quarter of 2012 compared to the same quarter a year ago. The additional tractors in 2011 received by the U.S. LTL business unit along with a concerted effort to reduce purchased miles led to the decrease in purchased transportation.

Depreciation and amortization expense declined 6.5% for the first quarter of 2012 compared to the same period in 2011, and is primarily attributable to the sale of rolling stock and buildings throughout 2011.

Maintenance expense increased 19.5% to $9.7 million for the first quarter of 2012 compared to $8.1 million in the first quarter of 2011. The first quarter of 2011 did not include the additional costs of maintaining the acquired Milan fleet. As a percentage of revenue, maintenance expense was consistent with the fourth quarter of 2011.

Rents and leases expense increased 39.2% to $11.3 million for the first quarter of 2012 compared to $8.1 million in the first quarter of 2011. The increase is attributable to the 400 new tractors received in 2011, a full quarter in 2012 compared to the first quarter of 2011 of leased equipment added in the Milan acquisition as well as the new short-term leased facilities in the new acquired territory. Rents and leases expense should continue to increase due to 800 new trailers acquired by the U.S. LTL business unit to be delivered throughout 2012.

Purchased labor and owner operator expenses, primarily driven by the Canadian LTL business unit and the SCO segment, decreased in the comparable first quarter of 2012 versus 2011 due to a decrease in the use of purchased labor and shifting the labor to full and part-time employees within the SCO segment.

Fuel and fuel-related expenses increased 23.6% for the three month period ended March 31, 2012 compared to the same three month period a year ago. The average price of diesel increased approximately 9.2% in the comparative three-month periods. Furthermore, the Company’s fuel consumption increased due to the increase in activity as indicated by the 11.2% increase in shipments and the expanded fleet and territory attributable to the Milan acquisition which had a full impact in the first quarter of 2012 compared to only a partial impact in the first quarter of 2011.

The Company incurred interest expense of $1.3 million in the first quarter of 2012 compared to interest expense of $1.3 million for the same quarter a year ago. The Company’s total balance sheet debt net of cash at March 31, 2012 is $4.1 million greater than March 31, 2011. However, the interest rate spread on the Company’s asset-based revolving credit agreement was 50bps less than the first quarter of 2011.

In accordance with Financial Accounting Standard Board (“FASB”) Accounting Standard Codification (“FASB ASC”) 740-10, the Company recorded a valuation allowance for all U.S. deferred tax assets. As required by this standard, the Company increased the valuation allowance by $2.1 million, which would have been the tax recovery attributable to the Company’s U.S. based companies in the first quarter of 2012. Consequently, the Company recorded a consolidated tax expense of $0.3 million for the first quarter of 2012 compared to a consolidated tax expense of $0.4 million for the first quarter of 2011.

Net loss for the 2012 first quarter was $5.8 million compared to net loss of $0.2 million for the same quarter in 2011. This resulted in a loss per share of $0.36 for the first quarter of 2012 compared to a loss per share of $0.01 for the first quarter of 2011. The weighted average number of shares for the current quarter was 16.4 million basic and diluted compared to 16.3 million basic and diluted shares in the first quarter of 2011.

SEGMENTED RESULTS

Less-Than-Truckload (LTL)

The table below provides summary information for the LTL segment for the three months ended March 31:

	For the three months ended March 31,
(in thousands)	2012	2011	2012 vs 2011
Revenue	$178,587	$158,989	12.3%
Income (loss) from operations	(4,834)	926	(622.0%)
Operating ratio	102.7%	99.4%

	For the three months ended March 31,
(in thousands)	2012	2011	2012 vs 2011
Number of shipments (2)	1,126,151	1,012,521	11.2%
Weight (000s of lbs) (3)	1,652,691	1,526,539	8.3%
Revenue per shipment (4)	$158.58	$157.02	1.0%
Revenue per hundredweight (5)	$10.81	$10.41	3.8%

Revenue in the LTL segment increased 12.3% to $178.6 million in the first quarter of 2012 compared to $159.0 million in the same period a year ago. The increase in revenue was influenced by fuel surcharge which represented 17.2% of revenue in the first quarter of 2012 compared to 15.6% of revenue in the first quarter of 2011. Therefore, revenue net of fuel surcharge for the first quarter of 2012 increased 10.2% compared to the first quarter of 2011. Revenue, net of fuel surcharge, was impacted by the additional business from the Milan acquisition on February 19, 2011, which had a full impact in the first quarter of 2012 compared to only a partial impact in the first quarter of 2011. Furthermore, shipments and tonnage increased 11.2% and 8.3% respectively compared to the first quarter of 2011.

Shipments per day in the U.S. LTL business unit increased 13.8% for the first quarter of 2012 compared to the first quarter of 2011. This can be partially attributable to the acquisition of Milan on February 19, 2011, which had a full impact in the first quarter of 2012 and density growth, as indicated by shipments per day in the U.S. LTL business unit increasing 7.2% for the month of March 2012 compared to the month of March 2011, which would both include the full impact of the Milan acquisition. On a year-over-year basis from March 2012 compared to March 2011 length of haul increased 4.2% and revenue per hundredweight increased 4.7%. Management expects the revenue per hundredweight and length of haul to increase in the upcoming quarters as the pricing environment continues to favor LTL carriers and the LTL segment continues to sell into the expanded territory.

The U.S. LTL business unit continued a number of initiatives in the first quarter of 2012 including adding personnel to key positions to lead, among other departments, maintenance, pricing and safety. During the first quarter of 2012 the focus of new management was on organizational structure, service, sales and operating efficiency. These initiatives have positively impacted the business unit by an improvement in labor productivity, service and operating metrics. However, negatively impacting the results in the quarter was a $3.3 million increase in workers’ compensation and health care costs compared to the first quarter of 2011. Management expects the aforementioned new hires and continued focus on operational improvements will continue to have a positive impact on financial results during the remainder of 2012.

The Canadian LTL business unit posted a solid 2012 first quarter benefiting from a strong Canadian economy and a stable operation compared to the U.S. LTL business unit.

Lastly, management believes that with additional density gains, continued momentum in the North American pricing environment, combined with a continued focus on operational improvements, the LTL segment is well positioned to improve income from operations over the long term.

Supply Chain Operation (SCO)

The table below provides summary information for the Supply Chain Operation segment for the three months ended March 31:

	For the three months ended March 31,
(in thousands)	2012	2011	2012 vs 2011

Revenue	$29,161	$26,399	10.5%
Income from operations	2,098	2,090	0.4%
Operating ratio	92.8%	92.1%

Revenue in the SCO segment improved 10.5% and for the first quarter of 2012 compared to the first quarter 2011. The improvement in revenue is attributable to increased activity levels across all regions in the SCO segment, as well as the addition of a new dedicated facility in Sacramento, California opened in the third quarter of 2011. Furthermore, the SCO segment recorded $0.3 million of consulting revenue in the first quarter of 2011 which was not repeated in the first quarter of 2012. Management expects to open two new dedicated facilities in Tacoma, Washington and Kansas City, Kansas in the second quarter of 2012. Income from operations remained flat at $2.1 million in the first quarter of 2012 compared to the same quarter in 2011, and the SCO segment posted an operating ratio of 92.8% in the first quarter of 2012 compared to 92.1% in the first quarter of 2011. Should the current trend in activity levels persist, results in the upcoming quarters should see continued improvement.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow from operations for the first quarter of 2012 consumed $6.2 million compared to consumption of $1.7 million in the 2011 first quarter. The Company generated a net loss from continuing operations in the first quarter of 2012, and non-cash working capital consumed $4.6 million, driven by the significant increase in revenue and corresponding accounts receivable in the first three months of 2012. Days sales outstanding (“DSO”) in the first quarter of 2012 were 37.9 days compared to DSO of 38.6 days for the first quarter of 2011.

The Company’s future operating cash flows are largely dependent upon the Company’s profitability and its ability to manage its working capital requirements, primarily accounts receivable, accounts payable, and wage and benefit accruals.

As at March 31, 2012, interest-bearing debt was $84.8 million consisting of $31.5 million drawn under the syndicated asset-based revolving credit facility, $45.6 million of real estate term debt, $3.5 million of term debt, and $4.2 million of capital leases. At December 31, 2011, interest-bearing debt was $73.9 million consisting of $21.9 million drawn under the syndicated asset-based revolving credit facility, $45.0 million of real estate term debt, $3.5 million of term debt, and $3.5 million of capital leases.

During the first quarter of 2012, the Company repaid $0.2 million of real estate term debt, $0.9 million of capital leases, and drew down $9.5 million under its revolving credit facilities. At March 31, 2012, the Company had $33.5 million of available credit facilities, net of outstanding letters of credit, to achieve its future operational and capital objectives. The Company was in compliance with all terms under its credit agreements at March 31, 2012.

The Company generated $0.5 million in proceeds on the divestiture of a facility in Springfield, MO and surplus equipment in the first quarter of 2012. Capital expenditures amounted to $3.4 million for the first three months of 2012 and were funded out of the revolving credit facilities and capital leases. The majority of the capital expenditures were for rolling stock, dock equipment and real estate. The table below sets forth the Company’s capital expenditures for the three months ended March 31.

	For the three months ended March 31,
(in thousands of dollars)	2012	2011
Real estate and buildings	$680	$1,403
Tractors	135	432
Trailing fleet	1,906	127
Information technology	116	163
Leasehold improvements	124	58
Other equipment	467	157

Total	$3,428	$2,340

Management estimates that cash capital expenditures for the remainder of 2012 will be between $9.0 million and $14.0 million. The Company may enter into operating leases to fund the acquisition of specific equipment should the business levels exceed the current equipment capacity of the Company. The Company expects to finance its capital requirements with cash flow from operations, operating leases and, if required, its $33.5 million of unused credit facilities.

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

The following table summarizes our significant contractual obligations and commercial commitments as of March 31, 2012:

(in thousands of dollars)		Payments due by period
Contractual Obligations	Total	2012	2013 & 2014	2015 & 2016		Thereafter
Term credit facilities	$3,500	$2,250	$1,250	$	Nil	$	Nil
Real estate facility	45,596	737	2,117		2,320		40,422
Revolving credit facilities	31,450	Nil	31,450		Nil		Nil
Capital lease obligations	4,223	1,610	1,140		896		577
Estimated interest payments (1)	16,341	2,508	6,052		4,056		3,725

Sub-total	101,110	7,105	42,009		7,272		44,724
Off-balance sheet commitments
Operating leases	111,326	27,341	53,039		25,182		5,764
Purchase obligations (2)	14,502	14,502	Nil		Nil		Nil

Total Contractual Obligations	$212,436	$34,446	$95,048		$32,454		$50,488

(1)

The Company has estimated its interest obligation on its fixed and variable rate obligations. For fixed rate debt, the fixed interest rate was used to determine the interest obligation. For variable rate debt, the variable interest rate in place at March 31, 2012 was used to determine the total interest obligation.

(2)	The Company has a contractual obligation for approximately $14.5 million for the purchase of trailers in 2012. The Company has commitments to finance the purchase with an operating lease.

In addition to the above-noted contractual obligations, as at March 31, 2012, the Company utilized the revolving credit facility for standby letters of credit of $19.4 million. The letters of credit are used as collateral for self-insured retention of insurance claims. Export Development Canada (“EDC”), a Crown corporation wholly owned by the government of Canada, provides guarantees up to $12.2 million on LOC’s to the Company’s syndicated lenders. In so doing, the Company’s definition of available debt in the associated revolving credit agreement excludes LOC’s guaranteed by the EDC.

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

OUTLOOK

The North American transportation environment continued to show positive economic signs in the first quarter of 2012. The most significant opportunity remains in the U.S. LTL business unit and management’s continued focus is to improve the contribution to operating results of this business unit. The new management team at the U.S. LTL business unit has implemented many operating initiatives this past quarter and many more initiatives will begin in the coming months. It is management’s expectation that executing on these initiatives will improve productivity, service and efficiency of the operation. Improvement in service quality will allow management to execute on its plans for revenue expansion through increased pricing and density.

Management is optimistic, should operational initiatives take hold, activity levels and pricing initiatives continue to improve and additional contracts in the SCO segment come on line that the Company is positioned to improve operating results during the remainder of 2012.

QUARTERLY RESULTS (unaudited)

(thousands of dollars except per share amounts)	2012 Q1	2011 Q4	2011 Q3	2011 Q2	2011 Q1	2010 Q4 *	2010 Q3	2010 Q2
Revenue	$207,748	$205,170	$206,159	$208,881	$185,388	$171,576	$174,124	$169,713
Income (loss) from continuing operations	(4,168)	(4,848)	(739)	(241)	1,507	(2,735)	4,069	3,958
Net Income (loss) from continuing operations	(5,816)	(8,072)	(3,420)	(2,297)	(224)	(40,208)	1,868	1,567
Income (loss) from continuing operations per share:
Basic	$(0.36)	$(0.49)	$(0.21)	$(0.14)	$(0.01)	$(2.47)	$0.11	$0.10
Diluted	(0.36)	(0.49)	(0.21)	(0.14)	(0.01)	(2.47)	0.11	0.10
Weighted average number of shares:
Basic	16,367,109	16,331,241	16,330,171	16,330,041	16,315,374	16,299,643	16,277,202	16,266,441
Diluted	16,367,109	16,331,241	16,330,171	16,330,041	16,315,374	16,299,643	16,359,468	16,365,410

*	In the fourth quarter of 2010, Vitran recorded a non-cash tax valuation allowance of $38.9 million negatively impacting net income (loss) from continuing operations.

Definitions of non-GAAP measures:

(1)	Operating ratio (“OR”) is a non-GAAP financial measure which does not have any standardized meaning prescribed by GAAP. OR is the sum of total operating expenses, divided by revenue. OR allows management to measure the Company and its various segments’ operating efficiency. OR is a widely recognized measure in the transportation industry which provides a comparable benchmark for evaluating the Company’s performance compared to its competitors. Investors should also note that the Company’s presentation of OR may not be comparable to similarly titled measures by other companies. OR is calculated as follows:

	Three months Ended March 31, 2011	Three months Ended March 31, 2012
Total operating expenses	$211,916	$183,881
Revenue	$207,748	$185,388

Operating ratio (“OR”)	102.0%	99.2%

(2)	A shipment is a single movement of goods from a point of origin to its final destination as described on a bill of lading document.

(3)	Weight represents the total pounds shipped.

(4)	Revenue per shipment represents revenue divided by the number of shipments.

(5)	Revenue per hundredweight is the price obtained for transporting 100 pounds of LTL freight from point to point, calculated by dividing the revenue for an LTL shipment by the hundredweight (weight in pounds divided by 100) for a shipment.

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

(in thousands of dollars)		Payments due by period
Long-Term Debt	Total	2012	2013 & 2014	2015 & 2016		Thereafter
Variable Rate
Term bank facility	$3,500	$2,250	$1,250	$	Nil	$	Nil
Average interest rate (LIBOR)	4.07%	4.07%	4.07%

Revolving bank facility	31,450	Nil	31,450		Nil		Nil
Average interest rate (LIBOR)	2.74%		2.74%

Fixed Rate
Real Estate facility	45,596	737	2,117		2,320		40,422
Interest Rate	4.75%	4.75%	4.75%		4.75%		4.75%
Capital lease obligations	4,223	1,610	1,140		896		577
Average interest rate	6.15%	6.15%	6.15%		6.15%		6.15%

Total	$84,769	$4,597	$35,957		$3,216		$40,999

The Company is exposed to foreign currency risk as fluctuations in the United States dollar against the Canadian dollar can impact the financial results of the Company. The Company’s Canadian operations realize foreign currency exchange gains and losses on the United States dollar denominated revenue generated against Canadian dollar denominated expenses. Furthermore, the Company reports its results in United States dollars thereby exposing the results of the Company’s Canadian operations to foreign currency fluctuations. In addition, the Company’s United States dollar debt of $0.2 million is designated as a hedge of the investment in self-sustaining foreign operations in the United States.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of Company management, including our CEO and CFO, of the effectiveness of the design, implementation and operation of its disclosure controls and procedures. Based on this evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective as of March 31, 2012.

There have been no significant changes in our internal control over financial reporting, which we define in accordance with Exchange Act Rule 13a-15(f) to include our control environment, control procedures, and accounting systems, or any other factors that could materially affect or are reasonably likely to materially affect our internal control over financial reporting during the first quarter of 2012.

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

Item 1A. Risk Factors

See Part 1A of the Company’s 2011 Annual Report on Form 10-K.

Item 2. Unregistered Sale of Equity and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

Exhibits

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 2, 2012

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 2, 2012

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 2, 2012

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VITRAN CORPORATION INC.

/s/ FAYAZ D. SULEMAN
Fayaz D. Suleman
Date: May 2, 2012	Vice President of Finance and
Chief Financial Officer
(Principle Financial Officer)