Form 10-Q
period 2012-06-30
VITRAN CORP INC
filed 2012-07-25
CIK 946823

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 16,399,241 common shares outstanding at July 18, 2012

Part I. Financial Information

Item 1: Financial Statements

VITRAN CORPORATION INC.

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(Unaudited)

(In thousands of United States dollars except for per share amounts)

	Three months Ended June 30, 2012	Three months Ended June 30, 2011	Six months Ended June 30, 2012	Six months Ended June 30, 2011
Revenue	$213,097	$208,881	$420,845	$394,269
Operating expenses:
Salaries, wages and other employee benefits	84,872	79,877	168,087	149,494
Purchased transportation	31,968	34,625	63,445	64,617
Depreciation and amortization	4,084	4,040	8,159	8,397
Maintenance	10,205	8,994	19,876	17,086
Rents and leases	11,768	9,175	23,018	17,256
Purchased labor and owner operators	18,671	20,259	36,656	38,584
Fuel and fuel-related expenses	35,732	36,074	72,967	66,204
Other operating expenses	18,107	16,145	35,039	31,470
Other income	(126)	(67)	(50)	(105)

Total operating expenses	$215,281	$209,122	$427,197	$393,003

Income (loss) from operations before undernoted	(2,184)	(241)	(6,352)	1,266

Interest expense, net	1,330	1,311	2,641	2,653

Loss from operations before income taxes	(3,514)	(1,552)	(8,993)	(1,387)

Income tax expense	649	745	986	1,134

Net loss	$(4,163)	$(2,297)	$(9,979)	$(2,521)

Loss per share:

Basic and Diluted	$(0.25)	$(0.14)	$(0.61)	$(0.15)

Weighted average number of shares:
Basic	16,399,241	16,330,041	16,383,175	16,322,748
Diluted	16,399,241	16,330,041	16,383,175	16,322,748

See accompanying notes to consolidated financial statements

VITRAN CORPORATION INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands of United States dollars)

	Three months Ended June 30, 2012	Three months Ended June 30, 2011	Six months Ended June 30, 2012	Six months Ended June 30, 2011
Net loss	$(4,163)	$(2,297)	$(9,979)	$(2,521)

Other comprehensive income (loss):
Change in foreign currency translation adjustment (net of income tax expense (recovery) of $1 and $(5) for the three and six months ended June 30, 2012; 2011 – $37 and $254)	(112)	119	(47)	1,007
Change in unrealized fair value derivatives designated as cash flow hedges (net of income taxes of $42 and $94 for the three and six months ended June 30, 2011)	—	109	—	241

Other comprehensive income (loss)	$(112)	$228	$(47)	$1,248

Comprehensive loss	$(4,275)	$(2,069)	$(10,026)	$(1,273)

See accompanying notes to consolidated financial statements

VITRAN CORPORATION INC.

CONSOLIDATED BALANCE SHEETS

(In thousands of United States dollars)

	June 30, 2012	Dec. 31, 2011
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$1,311	$1,204
Accounts receivable	90,709	83,479
Inventory, deposits and prepaid expenses	11,614	11,872
Deferred income taxes	172	175

Total current assets	103,806	96,730

Property and equipment	129,967	125,219
Intangible assets	4,575	5,805
Goodwill	14,307	14,314

Total assets	$252,655	$242,068

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$87,597	$80,818
Income and other taxes payable	662	1,266
Current liabilities of discontinued operations	—	61
Current portion of long-term debt	6,225	6,817

Total current liabilities	94,484	88,962

Long-term debt	81,799	67,072
Deferred income taxes	1,047	1,061

Shareholders’ equity:
Common shares, no par value, unlimited authorized, 16,399,241 and 16,331,241 issued and outstanding at June 30, 2012 and December 31, 2011, respectively	99,954	99,746
Additional paid-in capital	5,504	5,334
Accumulated deficit	(34,893)	(24,914)
Accumulated other comprehensive income	4,760	4,807

Total shareholders’ equity	75,325	84,973

Contingent liabilities (note 6)

Total liabilities and shareholders’ equity	$252,655	$242,068

See accompanying notes to consolidated financial statements

VITRAN CORPORATION INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands of United States dollars, except share amounts)

					Accumulated
			Additional		Other	Total
	Common shares		Paid-in	Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Capital	Deficit	Income	Equity
December 31, 2011	16,331,241	$99,746	$5,334	$(24,914)	$4,807	$84,973
Shares issued upon exercise of employee stock options	68,000	208	(57)	—	—	151
Net loss	—	—	—	(9,979)	—	(9,979)
Other comprehensive loss	—	—	—	—	(47)	(47)
Share-based compensation	—	—	227	—	—	227

June 30, 2012	16,399,241	$99,954	$5,504	$(34,893)	$4,760	$75,325

					Accumulated
			Additional		Other	Total
	Common shares		Paid-in	Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Capital	Deficit	Income	Equity
December 31, 2010	16,300,041	$99,658	$4,838	$(10,901)	$5,252	$98,847
Shares issued upon exercise of employee stock options	30,000	85	(5)	—	—	80
Net loss	—	—	—	(2,521)	—	(2,521)
Other comprehensive income	—	—	—	—	1,248	1,248
Share-based compensation	—	—	261	—	—	261

June 30, 2011	16,330,041	$99,743	$5,094	$(13,422)	$6,500	$97,915

See accompanying notes to consolidated financial statements

VITRAN CORPORATION INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands of United States dollars)

	Three months Ended June 30, 2012	Three months Ended June 30, 2011	Six months Ended June 30, 2012	Six months Ended June 30, 2011
Cash provided by (used in):

Operations:
Net loss	$(4,163)	$(2,297)	$(9,979)	$(2,521)
Items not involving cash from operations:
Depreciation and amortization	4,084	4,040	8,159	8,397
Deferred income taxes	17	64	(8)	59
Share-based compensation expense	100	119	227	261
Gain on sale of property and equipment	(126)	(67)	(50)	(105)
Change in non-cash working capital components	3,817	2,270	(797)	(3,704)

Continuing operations	3,729	4,129	(2,448)	2,387
Discontinued operations	(30)	(1,342)	(61)	(526)

	3,699	2,787	(2,509)	1,861

Investments:
Purchases of property and equipment	(5,761)	(4,268)	(7,543)	(6,608)
Proceeds on sale of property and equipment	1,026	265	1,567	329
Acquisition of business assets	—	—	—	(1,737)

	(4,735)	(4,003)	(5,976)	(8,016)

Financing:
Change in revolving credit facility and bank overdraft	1,440	5,438	10,980	14,615
Repayment of long-term debt	(489)	(3,000)	(733)	(6,000)
Repayment of capital leases	(846)	(939)	(1,787)	(1,910)
Issue of common shares upon exercise of employee stock options	—	—	151	80

	105	1,499	8,611	6,785
Effect of foreign exchange translation on cash	65	(283)	(19)	(630)

Increase (decrease) in cash and cash equivalents	(866)	—	107	—
Cash and cash equivalents, beginning of period	2,177	—	1,204	—

Cash and cash equivalents, end of period	$1,311	$—	$1,311	$—

Change in non-cash working capital components:
Accounts receivable	$649	$(5,057)	$(7,230)	$(21,872)
Inventory, deposits and prepaid expenses	1,706	1,791	258	(100)
Income and other taxes payable	493	659	(604)	365
Accounts payable and accrued liabilities	969	4,877	6,779	17,903

	$3,817	$2,270	$(797)	$(3,704)

Supplemental disclosure of non-cash transactions:
Capital lease additions	4,099	—	5,745	—

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

These interim unaudited consolidated financial statements reflect all adjustments which are, in the opinion of Management, necessary for a fair presentation of the results of the interim period presented. Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2012.

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

4. Computation of Loss per Share

	Three months Ended June 30, 2012	Three months Ended June 30, 2011	Six months Ended June 30, 2012	Six months Ended June 30, 2011
Numerator:
Net loss	$(4,163)	$(2,297)	$(9,979)	$(2,521)

Denominator:
Basic weighted-average shares outstanding	16,399,241	16,330,441	16,383,175	16,322,748
Dilutive weighted-average shares outstanding	16,399,241	16,330,441	16,383,175	16,322,748

Basic loss per share	$(0.25)	$(0.14)	$(0.61)	$(0.15)

Diluted loss per share	$(0.25)	$(0.14)	$(0.61)	$(0.15)

Due to the net loss for the three and six months ended June 30, 2012 and June 30, 2011, dilutive common share equivalents have no effect on the loss per share.

5. Assets Held for Sale

The Company has certain assets that are classified as assets held for sale. These assets are carried on the balance sheet at the lower of the carrying amount or estimated fair value, less cost to sell. Once an asset is classified held for sale, there is no further depreciation taken on the asset. At June 30, 2012, the net book value of assets held for sale was approximately $2.2 million (December 31, 2011—$3.5 million). This amount is included in property and equipment on the balance sheet.

6. Contingent Liabilities

The Company is subject to legal proceedings that arise in the ordinary course of business. In the opinion of Management, the aggregate liability, if any, with respect to these actions, will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. Legal costs are expensed as incurred.

7. Income Taxes

The Company established a valuation allowance for all U.S. deferred tax assets as required by FASB ASC 740-10. During the six months ended June 30, 2012, the Company increased the valuation allowance by $4.0 million (2011—$2.4 million) to $52.4 million.

8. Risk Management Activities and Fair Value Measurements

The Company is exposed to market risks, including the effect of changes in foreign currency exchange rates and interest rates, and uses derivatives to manage financial exposures that occur in the normal course of business. The Company does not hold or issue derivatives for trading purposes.

Interest Rate Swaps

The Company is exposed to interest rate volatility with regard to existing variable rate debt. The Company had entered into variable-to-fixed interest rate swaps on variable rate term debt and revolving debt to limit its exposure to changing interest rates and future cash flows for interest. The interest rate swaps provided for the Company to pay an amount equal to a specified fixed rate of interest times a notional principal amount and to receive in return an amount equal to a variable rate of interest times the same notional amount. The swaps were accounted for as cash flow hedges. The effective portions of changes in fair value of the interest rate swaps were recorded in accumulated other comprehensive income and were recognized into income in the same year in which the hedged forecasted transaction affects income. Ineffective portions of changes in fair value are recognized into income as they occur. At June 30, 2012, there were no interest rate swaps outstanding.

Hedges of net investment in self-sustaining operations

United States dollar denominated debt of $0.6 million held by an entity with a Canadian dollar functional currency is designated as a hedge against the Company’s exposure for a portion of its net investment in self-sustaining U.S. dollar denominated subsidiaries with a view to reducing the impact of foreign exchange fluctuations. The foreign exchange effect of both the U.S. dollar debt and the net investment in U.S. dollar denominated subsidiaries is reported in other comprehensive income. As at June 30, 2012, the Company’s net investment in U.S. dollar denominated subsidiaries totalled $229.1 million. No ineffectiveness has been recorded in earnings as the notional amounts of the hedging item equals the portion of the net investment balance being hedged.

Financial Instruments

The fair values of cash and cash equivalents, accounts receivable and accounts payable and accrued liabilities approximate their carrying values because of the short-term nature of these financial instruments. The fair value of the Company’s long-term debt, determined based on the future cash flows associated with each debt instrument discounted using an estimate of the Company’s current borrowing rate for similar debt instruments of comparable maturity, is approximately equal to their carrying value at June 30, 2012 and December 31, 2011.

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

9. Segmented Information

The Company’s business operations are grouped into two operating segments: Less-than-truckload (LTL) and Supply Chain Operation (SCO), which provide transportation and supply chain services in Canada and the United States.

	Three months Ended June 30, 2012	Three months Ended June 30, 2011	Six months Ended June 30, 2012	Six months Ended June 30, 2011
Revenue:
LTL	$183,789	$178,362	$362,376	$337,351
SCO Corporate office and other	29,308 —	30,519 —	58,469 —	56,918 —

	$213,097	$208,881	$420,845	$394,269

	Three months Ended June 30, 2012	Three months Ended June 30, 2011	Six months Ended June 30, 2012	Six months Ended June 30, 2011
Operating income (loss) from operations:
LTL	$(3,307)	$(1,182)	$(8,142)	$(256)
SCO	2,371	2,337	4,469	4,427
Corporate office and other	(1,248)	(1,396)	(2,679)	(2,905)

	$(2,184)	$(241)	$(6,352)	$1,266

	Three months Ended June 30, 2012	Three months Ended June 30, 2011	Six months Ended June 30, 2012	Six months Ended June 30, 2011
Depreciation and amortization:
LTL	$3,742	$3,630	$7,476	$7,579
SCO	318	368	634	734
Corporate office and other	24	42	49	84

	$4,084	$4,040	$8,159	$8,397

Item 2. Management’s Discussion and Analysis of Results of Operation

The following discussion should be read in conjunction with our unaudited consolidated interim financial statements for the three and six months ended June 30, 2012 and the notes thereto as included in Item 1 of this Quarterly Report on Form 10-Q.

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

•	the Company’s expectation that it will be able to reduce maintenance expense in 2012;

•	the Company’s expectation that operating initiatives implemented will continue to improve productivity and service levels within the U.S. LTL business unit;

•	the Company’s expectation that fuel economy will continue to improve from the new tractors purchased and as a result fuel costs will decrease;

•	the Company’s expectation that operational improvements within the U.S. LTL business unit will have a positive impact on financial results in 2012;

•	the Company’s expectation that activity levels and pricing trends will improve year-over-year results;

•	the Company’s ability to maintain DSO below 40 days;

•

the Company’s intention to purchase a specified level of property and equipment and to finance such acquisitions with cash flow from operations and, if necessary, from the Company’s revolving credit facilities;

•	the Company’s ability to generate future operating cash flows from profitability and managing working capital;

•	the Company’s ability to continue to improve results in the SCO segment if trends in current activity levels within the segment improve;

•	the Company’s expectation that the two new dedicated facilities within the SCO segment will positively impact earnings during the remainder of 2012;

•	the Company’s operational plan will improve service and efficiencies in the U.S. LTL business unit; and

•	the Company’s ability to benefit from an improvement in the economic and pricing environment.

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

CONSOLIDATED RESULTS

The following table summarizes the Consolidated Statements of Income (Loss) for the three and six months ended June 30:

	For the three months ended June 30,			For the six months ended June 30,
(in thousands)	2012	2011	2012 vs 2011	2012	2011	2012 vs 2011
Revenue	$213,097	$208,881	2.0%	$420,845	$394,269	6.7%

Salaries, wages and employee benefits	84,872	79,877	6.3%	168,087	149,494	12.4%
Purchased transportation	31,968	34,625	(7.7%)	63,445	64,617	(1.8%)
Depreciation and amortization	4,084	4,040	1.1%	8,159	8,397	(2.8%)
Maintenance	10,205	8,994	13.5%	19,876	17,086	16.3%
Rents and leases	11,768	9,175	28.3%	23,018	17,256	33.4%
Purchased labor and owner operators	18,671	20,259	(7.8%)	36,656	38,584	(5.0%)
Fuel and fuel related expenses	35,732	36,074	(0.9%)	72,967	66,204	10.2%
Other operating expenses	18,107	16,145	12.2%	35,039	31,470	11.3%
Other income	(126)	(67)	88.1%	(50)	(105)	(52.4%)

Total Expenses	$215,281	$209,122	2.9%	$427,197	$393,003	8.7%

Income (loss) from continuing operations	(2,184)	(241)	806.2%	(6,352)	1,266	(601.7%)
Interest expense, net	1,330	1,311	1.4%	2,641	2,653	(0.5%)
Income tax expense	649	745	(12.9%)	986	1,134	(13.1%)

Net loss	$(4,163)	$(2,297)	81.2%	$(9,979)	$(2,521)	295.8%

Loss per share:
Basic	$(0.25)	$(0.14)		$(0.61)	$(0.15)
Diluted	$(0.25)	$(0.14)		$(0.61)	$(0.15)
Operating Ratio (1)	101.0%	100.1%		101.5%	99.7%

Revenue increased 2.0% to $213.1 million for the second quarter of 2012 compared to $208.9 million in the second quarter of 2011. Revenue in the LTL segment increased 3.0% compared to the second quarter of 2011. Revenue in the SCO segment decreased 4.0% compared to the second quarter of 2011. Revenue for the second quarter of 2012 was negatively impacted by a weaker Canadian dollar and was partially offset by an increase in fuel surcharge revenue, resulting in a reduction of $2.2 million in consolidated revenue. Excluding the impact of fuel surcharge revenue and a weaker Canadian dollar, revenue for the comparative quarters improved 3.1%. For the six-months ended June 30, 2012, revenue increased 6.7% to $420.8 million compared to $394.3 million for the six-month period ended June 30, 2011. Consolidated revenue for the comparable six-month period was also impacted by a weaker Canadian dollar and increase in fuel surcharge revenue accounting for $2.8 million of the total revenue increase. Detailed explanations for the fluctuations in revenue are discussed below in “Segmented Results”.

Salaries, wages and employee benefits increased 6.3% for the second quarter of 2012 compared to the same period a year ago. For the six-month period ended June 30, 2012, salaries, wages and employee benefits increased 12.4% compared to the same six-month period a year ago. This compares with a 9.9% increase in employee headcount compared to June 30, 2011. Headcount increased mid-way through the first quarter of 2011 resulting from the acquisition of the Milan Express Inc. (“Milan”) LTL assets on February 19, 2011. The full impact of the increase in headcount is included in the first six-months of 2012 whereas it was only partially included in the first six months a year ago. Furthermore, management returned to its U.S. LTL business unit employees the 2008 5% wage reduction at 1.25% per quarter by the end of 2011, therefore, the second quarter of 2012 includes the full 5% wage increase compared to a 2.5% wage increase in the second quarter of 2011. Salary, wages and employee benefit expenses should outpace the prior year expenses, but as management improves efficiencies within the U.S. LTL business unit, it is expected to decline on a percentage of revenue basis.

Purchased transportation decreased 7.7% and 1.8% for the three-month and six-month periods ended June 30, 2012 compared to the same periods in 2011, respectively. Purchased transportation decreased 21.8% in the U.S. LTL business unit in the second quarter of 2012 compared to the same quarter a year ago. The additional tractors in 2011 received by the U.S. LTL business unit along with a concerted effort to reduce purchased miles led to the decrease in purchased transportation. Offsetting the decrease is SCO’s brokerage business unit as shipments increased 8.2% in the first six-months of 2012 compared to the same period in 2011.

Depreciation and amortization expense increased 1.1% for the second quarter of 2012 compared to the same period in 2011, and is primarily attributable to the purchase of rolling stock and buildings in 2012. Depreciation and amortization expense decreased 2.8% for the six-month period ended June 30, 2012 compared to the same period in 2011, and is attributable to the sale of rolling stock and buildings throughout 2011.

Maintenance expense increased 13.5% and 16.3% for the three-month and six-month periods ended June 30, 2012 compared to the same periods in 2011, respectively. As a percentage of revenue, maintenance expense was consistent with the first quarter of 2012. The Company’s U.S. LTL business unit completed a review of its tractor fleet in the second quarter of 2012 that began in the first quarter and incurred additional repair costs. The U.S. LTL business unit received 200 additional tractors in the second quarter and it is management’s expectation that the Company will be able to reduce its maintenance costs as a percentage of revenue.

Rents and leases expense increased 28.3% and 33.4% for the three-month and six-month periods ended June 30, 2012 compared to the same periods in 2011. The increase is attributable to the 400 new tractors received in 2011, 150 new tractors received in 2012 and 700 new trailers received in 2012, which were all acquired by the U.S. LTL business unit. Rents and leases expense should continue to increase due to an additional 100 new trailers acquired by the U.S. LTL business unit to be delivered in the third quarter.

Purchased labor and owner operator expenses, primarily driven by the Canadian LTL business unit and the SCO segment, decreased in the comparable three-month and six-month periods ended June 30, 2012 due to a reduction in hours required and shifting some labor to full and part-time employees within the SCO segment.

Fuel and fuel-related expenses were flat for the three month period and increased 10.2% for the six-month period ended June 30, 2012 compared to the same period a year ago. The average price of diesel increased approximately 2.8% compared to the six-month period ended June 30, 2011. Furthermore, the Company’s fuel consumption increased due to the increase in activity as indicated by the 3.8% increase in shipments within the U.S. LTL business unit during the quarter. The Company should continue to receive improved fuel economy from the 600 new tractors acquired in 2011 and 2012.

The Company incurred interest expense of $1.3 million in the second quarter of 2012 compared to interest expense of $1.3 million for the same quarter a year ago. The Company’s total balance sheet debt net of cash at June 30, 2012 is $6.7 million greater than June 30, 2011. A majority of the increase relates to capital leases for rolling stock and equipment entered into near the end of the quarter. The average interest rate on the Company’s asset-based revolving credit agreement was slightly lower than the second quarter of 2011.

In accordance with Financial Accounting Standard Board (“FASB”) Accounting Standard Codification (“FASB ASC”) 740-10, the Company recorded a valuation allowance for all U.S. deferred tax assets. As required by this standard, the Company increased the valuation allowance by $4.0 million, which would have been the tax recovery attributable to the Company’s U.S. based companies for the six-months ended June 30, 2012. Consequently, the Company recorded a consolidated tax expense of $1.0 million for the first six-months of 2012 compared to a consolidated tax expense of $1.1 million for the first six-months of 2011.

Net loss for the 2012 second quarter was $4.2 million compared to net loss of $2.3 million for the same quarter in 2011. This resulted in a loss per share of $0.25 for the second quarter of 2012 compared to a loss per share of $0.14 for the second quarter of 2011. The weighted average number of shares for the current quarter was 16.4 million basic and diluted compared to 16.3 million basic and diluted shares in the second quarter of 2011. For the six months ended June 30, 2012, the Company posted a net loss of $10.0 million compared to a net loss of $2.5 million in the same six-month period a year ago. This resulted in a loss of $0.61 per share compared to a loss of $0.15 per share for the 2011 six-month period. The weighted average number of shares for the six-month period of 2012 was 16.4 million basic and diluted compared to 16.3 million shares basic and diluted in the six-month period of 2011.

SEGMENTED RESULTS

Less-Than-Truckload (LTL)

The table below provides summary information for the LTL segment for the three and six months ended June 30:

	For the three months ended June 30,			For the six months ended June 30,
(in thousands)	2012	2011	2012 vs 2011	2012	2011	2012 vs 2011
Revenue	$183,789	$178,362	3.0%	$362,376	$337,351	7.4%
Loss from operations	(3,307)	(1,182)	179.8%	(8,142)	(256)	3,080.5%
Operating ratio	101.8%	100.7%		102.2%	100.1%

	For the three months ended June 30,			For the six months ended June 30,
(in thousands)	2012	2011	2012 vs 2011	2012	2011	2012 vs 2011
Number of shipments (2)	1,155,476	1,114,263	3.7%	2,281,627	2,126,784	7.3%
Weight (000s of lbs) (3)	1,707,367	1,684,381	1.4%	3,360,058	3,210,920	4.6%
Revenue per shipment (4)	$159.06	$160.07	(0.6%)	$158.82	$158.62	0.1%
Revenue per hundredweight (5)	$10.76	$10.59	1.6%	$10.78	$10.51	2.7%

Revenue in the LTL segment increased 3.0% to $183.8 million in the second quarter of 2012 compared to $178.4 million in the same period a year ago. Fuel surcharge had a minimal impact on revenue in the second quarter of 2012. Revenue net of fuel surcharge for the second quarter of 2012 increased 3.3% compared to the second quarter of 2011. Furthermore, shipments and tonnage increased 3.7% and 1.4% respectively compared to the second quarter of 2011.

Revenue in the LTL segment increased 7.4% to $362.4 million for the six-month period ended June 30, 2012 compared to $337.4 million for the same six-month period a year ago. Revenue was impacted by the additional business from the Milan acquisition on February 19, 2011, which had a full impact in the first six-months of 2012 compared to only a partial impact in the first six-months of 2011. Shipments and tonnage increased 7.3% and 4.6%, respectively, in the comparable six-month period.

Shipments per day in the U.S. LTL business unit increased 3.8% for the second quarter of 2012 compared to the second quarter of 2011. This is attributable to density growth and the Company’s continued success in the 5 new states acquired as part of the Milan acquisition in February 2011. On a year-over-year basis from June 2012 compared to June 2011, length of haul increased 1.3% and revenue per hundredweight increased 4.2%. Management expects the revenue per hundredweight to increase in the upcoming quarters as the pricing environment continues to favor LTL carriers and the LTL segment continues to sell into the expanded territory.

The U.S. LTL business unit did not meet management’s expectation in the second quarter of 2012. During the first quarter the business unit added key personnel to important positions within the organization. It has taken some time for the new leadership to evaluate operations, evaluate personnel and begin to implement positive changes to all aspects of the business to improve operating results. Achievements have been made in improving the customer experience at the Company including the introduction of tablet technology to the pick-up and delivery team and an improved dispatch interface. Labor costs were comparatively higher in the quarter as additional costs for training were incurred during the implementation of the tablet technology. The new management team’s focus continues to be on improving service, sales and operating efficiency and it is management’s expectation these initiatives will have a positive impact on financial results during the remainder of 2012.

The Canadian LTL business unit posted a solid 2012 second quarter benefiting from a steady Canadian economy and a stable operation compared to the U.S. LTL business unit.

Lastly, management believes that with additional density gains, continued momentum in the North American pricing environment, combined with a continued focus on operational and personnel improvements, the LTL segment is well positioned to improve income from operations over the long term.

Supply Chain Operation (SCO)

The table below provides summary information for the Supply Chain Operation segment for the three and six months ended June 30:

	For the three months ended June 30,			For the six months ended June 30,
(in thousands)	2012	2011	2012 vs 2011	2012	2011	2012 vs 2011
Revenue	$29,308	$30,519	(4.0%)	$58,469	$56,918	2.7%
Income from operations	2,371	2,337	1.5%	4,469	4,427	0.9%
Operating ratio	91.9%	92.3%		92.4%	92.2%

Revenue in the SCO segment decreased 4.0% for the second quarter of 2012 compared to the second quarter 2011. Revenue for the second quarter was impacted by a weaker Canadian dollar and from long-term contract renewals. However, income from operations increased 1.5% in the second quarter of 2012 compared to the same quarter in 2011, and the SCO segment posted an operating ratio of 91.9 % in the second quarter of 2012 compared to 92.3% in the second quarter of 2011. Management opened a new dedicated facility in Tacoma, Washington during the second quarter of 2012 and opened a dedicated facility in Kansas City, Kansas in July 2012. Both dedicated facilities are expected to begin fully contributing in the third quarter. Operating results in the upcoming quarters should see continued improvement, as the aforementioned two new facilities begin fully contributing in the third quarter and activity levels improve throughout the second half of the year.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow from continuing operations for the second quarter of 2012 generated $3.7 million compared to $4.1 million in the 2011 second quarter. The Company generated a net loss from operations in the second quarter of 2012; however, this was offset by the improvement in non-cash working capital. Days sales outstanding (“DSO”) in the second quarter of 2012 were 38.2 days compared to DSO of 39.0 days for the second quarter of 2011.

The Company’s future operating cash flows are largely dependent upon the Company’s profitability and its ability to manage its working capital requirements, primarily accounts receivable, accounts payable, and wage and benefit accruals.

As at June 30, 2012, interest-bearing debt was $88.0 million consisting of $32.9 million drawn under the syndicated asset-based revolving credit facility, $44.4 million of real estate term debt, $3.3 million of term debt, and $7.4 million of capital leases. At December 31, 2011, interest-bearing debt was $73.9 million consisting of $21.9 million drawn under the syndicated asset-based revolving credit facility, $45.0 million of real estate term debt, $3.5 million of term debt, and $3.5 million of capital leases.

For the six months ended June 30, 2012, the Company repaid $0.4 million of real estate term debt, $0.3 million of term debt, $1.8 million of capital leases, and drew down $11.0 million under its revolving credit facilities. At June 30, 2012, the Company had $30.6 million of available credit facilities, net of outstanding letters of credit, to achieve its future operational and capital objectives. The Company was in compliance with all terms under its credit agreements at June 30, 2012.

The Company generated $1.6 million in proceeds on the divestiture of facilities in Springfield, MO, Louisville, KY, Toledo, OH and surplus equipment in the first six months of 2012. Capital expenditures amounted to $13.3 million for the first six months of 2012 and were funded out of the revolving credit facilities and capital leases. The majority of the capital expenditures were for a facility in Memphis, TN, construction of the Winnipeg, MB facility, rolling stock and dock equipment.

The table below sets forth the Company’s capital expenditures for the three and six months ended June 30:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands of dollars)	2012	2011	2012	2011
Real estate and buildings	$3,675	$3,217	$4,355	$4,620
Tractors	4,363	331	4,498	763
Trailing fleet	—	494	1,906	621
Information technology	541	158	657	321
Leasehold improvements	70	6	194	64
Other equipment	1,211	62	1,678	219

Total	$9,860	$4,268	$13,288	$6,608

Management estimates that cash capital expenditures for the remainder of 2012 will be between $5.0 million and $10.0 million. The Company may enter into operating leases to fund the acquisition of specific equipment should the business levels exceed the current equipment capacity of the Company. The Company expects to finance its capital requirements with cash flow from operations, operating leases and, if required, its $30.6 million of unused credit facilities.

The Company has contractual obligations that include long-term debt consisting of term debt facilities, revolving credit facilities, capital leases for operating equipment and off-balance-sheet operating leases primarily consisting of tractor, trailing fleet and real estate leases. Operating leases form an integral part of the Company’s financial structure and operating methodology as they provide an alternative cost-effective and flexible form of financing.

The following table summarizes our significant contractual obligations and commercial commitments as of June 30, 2012:

(in thousands of dollars)		Payments due by period
Contractual Obligations	Total	2012	2013 & 2014	2015 & 2016		Thereafter
Term credit facilities	$3,250	$2,000	$1,250	$	Nil	$	Nil
Real estate facility	44,437	486	2,074		2,272		39,605
Revolving credit facilities	32,890	Nil	32,890		Nil		Nil
Capital lease obligations	7,448	1,180	2,672		2,642		954
Estimated interest payments (1)	16,000	1,769	6,415		4,145		3,671

Sub-total	104,025	5,435	45,301		9,059		44,230
Off-balance sheet commitments
Operating leases	124,845	20,001	62,481		33,012		9,351
Purchase obligations (2)	2,417	2,417	Nil		Nil		Nil

Total Contractual Obligations	$231,287	$27,853	$107,782		$42,071		$53,581

(1)

The Company has estimated its interest obligation on its fixed and variable rate obligations. For fixed rate debt, the fixed interest rate was used to determine the interest obligation. For variable rate debt, the variable interest rate in place at June 30, 2012 was used to determine the total interest obligation.

(2)	The Company has a contractual obligation for approximately $2.4 million for the purchase of trailers in 2012. The Company has commitments to finance the purchase with an operating lease.

In addition to the above-noted contractual obligations, as at June 30, 2012, the Company utilized the revolving credit facility for standby letters of credit of $20.5 million. The letters of credit are used as collateral for self-insured retention of insurance claims. Export Development Canada (“EDC”), a Crown corporation wholly owned by the government of Canada, provides guarantees up to $12.2 million on LOC’s to the Company’s syndicated lenders. In so doing, the Company’s definition of available debt in the associated revolving credit agreement excludes LOC’s guaranteed by the EDC.

A significant decrease in demand for our services could limit the Company’s ability to generate cash flow and affect its profitability. The Company’s asset-based revolving credit agreement is subject to financial maintenance tests that trigger when certain events occur, that will require the Company to achieve stated levels of financial performance, which, if not achieved, could cause an acceleration of the payment schedules. Should the current macro-economic environment further destabilize, and if triggered, the Company may fail to comply with the aforementioned debt covenants within the next twelve months. Assuming no significant decline in business levels or financial performance, management expects that existing working capital, together with available revolving credit facilities, will be sufficient to fund operating and capital requirements as well as service the contractual obligations.

OUTLOOK

The SCO segment should continue to improve operating results through the balance of the year as the aforementioned two new dedicated facilities fully contribute in the second half of 2012. The most significant opportunity remains in the U.S. LTL business unit and management’s continued focus is to improve the contribution to operating results of this business unit. The new management team has a plan in place to improve service, productivity and efficiency of the operation. Executing on this plan will allow management to expand revenue through increased pricing and density.

Management is optimistic, should the U.S. LTL business unit successfully execute its operational plan, activity levels and pricing initiatives continue to improve, that the Company is positioned to improve operating results during the remainder of 2012.

QUARTERLY RESULTS (unaudited)

(thousands of dollars except per share amounts)	2012 Q2	2012 Q1	2011 Q4	2011 Q3	2011 Q2	2011 Q1	2010 Q4 *	2010 Q3
Revenue	$213,097	$207,748	$205,170	$206,159	$208,881	$185,388	$171,576	$174,124
Income (loss) from continuing operations	(2,184)	(4,168)	(4,848)	(739)	(241)	1,507	(2,735)	4,069
Net Income (loss) from continuing operations	(4,163)	(5,816)	(8,072)	(3,420)	(2,297)	(224)	(40,208)	1,868
Income (loss) from continuing operations per share:
Basic	$(0.25)	$(0.36)	$(0.49)	$(0.21)	$(0.14)	$(0.01)	$(2.47)	$0.11
Diluted	(0.25)	(0.36)	(0.49)	(0.21)	(0.14)	(0.01)	(2.47)	0.11
Weighted average number of shares:
Basic	16,399,241	16,367,109	16,331,241	16,330,171	16,330,041	16,315,374	16,299,643	16,277,202
Diluted	16,399,241	16,367,109	16,331,241	16,330,171	16,330,041	16,315,374	16,299,643	16,359,468

*	In the fourth quarter of 2010, Vitran recorded a non-cash tax valuation allowance of $38.9 million negatively impacting net income (loss) from continuing operations.

Definitions of non-GAAP measures:

(1)	Operating ratio (“OR”) is a non-GAAP financial measure which does not have any standardized meaning prescribed by GAAP. OR is the sum of total operating expenses, divided by revenue. OR allows management to measure the Company and its various segments’ operating efficiency. OR is a widely recognized measure in the transportation industry which provides a comparable benchmark for evaluating the Company’s performance compared to its competitors. Investors should also note that the Company’s presentation of OR may not be comparable to similarly titled measures by other companies. OR is calculated as follows:

	Three months Ended June 30, 2012	Three months Ended June 30, 2011	Six months Ended June 30, 2012	Six months Ended June 30, 2011
Total operating expenses	$215,281	$209,122	$427,197	$393,003
Revenue	213,097	208,881	420,845	394,269

Operating ratio (“OR”)	101.0%	100.1%	101.5%	99.7%

(2)	A shipment is a single movement of goods from a point of origin to its final destination as described on a bill of lading document.

(3)	Weight represents the total pounds shipped.

(4)	Revenue per shipment represents revenue divided by the number of shipments.

(5)	Revenue per hundredweight is the price obtained for transporting 100 pounds of LTL freight from point to point, calculated by dividing the revenue for an LTL shipment by the hundredweight (weight in pounds divided by 100) for a shipment.

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

(in thousands of dollars)		Payments due by period
Long-Term Debt	Total	2012	2013 & 2014	2015 & 2016		Thereafter
Variable Rate
Term bank facility	$3,250	$2,000	$1,250	$	Nil	$	Nil
Average interest rate (LIBOR)	3.97%	3.97%	3.97%

Revolving bank facility	32,890	Nil	32,890		Nil		Nil
Average interest rate (LIBOR)	2.75%		2.75%

Fixed Rate
Real Estate facility	44,437	486	2,074		2,272		39,605
Interest Rate	4.75%	4.75%	4.75%		4.75%		4.75%
Capital lease obligations	7,448	1,180	2,672		2,642		954
Average interest rate	6.15%	6.15%	6.15%		6.15%		6.15%

Total	$88,025	$3,666	$38,886		$4,914		$40,559

The Company is exposed to foreign currency risk as fluctuations in the United States dollar against the Canadian dollar can impact the financial results of the Company. The Company’s Canadian operations realize foreign currency exchange gains and losses on the United States dollar denominated revenue generated against Canadian dollar denominated expenses. Furthermore, the Company reports its results in United States dollars thereby exposing the results of the Company’s Canadian operations to foreign currency fluctuations. In addition, the Company’s United States dollar debt of $0.6 million is designated as a hedge of the investment in self-sustaining foreign operations in the United States.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of Company management, including our CEO and CFO, of the effectiveness of the design, implementation and operation of its disclosure controls and procedures. Based on this evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective as of June 30, 2012.

There have been no significant changes in our internal control over financial reporting, which we define in accordance with Exchange Act Rule 13a-15(f) to include our control environment, control procedures, and accounting systems, or any other factors that could materially affect or are reasonably likely to materially affect our internal control over financial reporting during the second quarter of 2012.

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

Item 1A. Risk Factors

See Part 1A of the Company’s 2011 Annual Report on Form 10-K.

Item 2. Unregistered Sale of Equity and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

Exhibits

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated July 25, 2012

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated July 25, 2012

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated July 25, 2012

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VITRAN CORPORATION INC.

/s/ FAYAZ D. SULEMAN
Date: July 25, 2012	Fayaz D. Suleman
Vice President of Finance and Chief Financial Officer (Principle Financial Officer)