Form 10-Q
period 2012-09-30
VITRAN CORP INC
filed 2012-11-05
CIK 946823

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 16,399,241 common shares outstanding at October 24, 2012

Part I. Financial Information

Item 1: Financial Statements

VITRAN CORPORATION INC.

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(Unaudited)

(In thousands of United States dollars except for per share amounts)

	Three months Ended Sept 30, 2012	Three months Ended Sept 30, 2011	Nine months Ended Sept 30, 2012	Nine months Ended Sept 30, 2011
Revenue	$206,220	$206,159	$627,065	$600,428
Operating expenses:
Salaries, wages and other employee benefits	84,899	79,958	252,986	229,452
Purchased transportation	31,853	32,814	95,298	97,431
Depreciation and amortization	4,277	3,976	12,436	12,373
Maintenance	9,562	9,656	29,438	26,742
Rents and leases	12,165	10,469	35,183	27,725
Purchased labor and owner operators	19,872	19,579	56,528	58,163
Fuel and fuel-related expenses	33,474	34,509	106,441	100,713
Other operating expenses	18,211	15,933	53,250	47,403
Other (income) loss	(188)	4	(238)	(101)

Total operating expenses	$214,125	206,898	$641,322	599,901

Income (loss) from operations before undernoted	(7,905)	(739)	(14,257)	527

Interest expense, net	1,353	1,694	3,994	4,347

Loss from operations before income taxes	(9,258)	(2,433)	(18,251)	(3,820)

Income tax expense	842	987	1,828	2,121

Net loss	$(10,100)	$(3,420)	$(20,079)	$(5,941)

Loss per share:

Basic and Diluted	$(0.62)	$(0.21)	$(1.23)	$(0.36)

Weighted average number of shares:
Basic	16,399,241	16,330,171	16,388,569	16,325,250
Diluted	16,399,241	16,330,171	16,388,569	16,325,250

See accompanying notes to consolidated financial statements

VITRAN CORPORATION INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands of United States dollars)

	Three months Ended Sept 30, 2012	Three months Ended Sept 30, 2011	Nine months Ended Sept 30, 2012	Nine months Ended Sept 30, 2011
Net loss	$(10,100)	$(3,420)	$(20,079)	$(5,941)

Other comprehensive income (loss):
Change in foreign currency translation adjustment (net of income tax expense (recovery) of $1 and $(4) for the three and nine months ended September 30, 2012; 2011 – $(95) and $158)	133	(2,555)	84	(1,548)
Change in unrealized fair value of derivatives designated as cash flow hedges (net of income taxes of $35 and $129 for the three and nine months ended September 30, 2011)	—	89	—	330

Other comprehensive income (loss)	$133	$(2,466)	$84	$(1,218)

Comprehensive loss	$(9,967)	$(5,886)	$(19,995)	$(7,159)

See accompanying notes to consolidated financial statements

VITRAN CORPORATION INC.

CONSOLIDATED BALANCE SHEETS

(In thousands of United States dollars)

	Sept 30, 2012 (Unaudited)	Dec 31, 2011 (Audited)
Assets
Current assets:
Cash and cash equivalents	$—	$1,204
Accounts receivable	89,907	83,479
Inventory, deposits and prepaid expenses	11,720	11,872
Deferred income taxes	178	175

Total current assets	101,805	96,730

Property and equipment	134,180	125,219
Intangible assets	3,960	5,805
Goodwill	14,526	14,314

Total assets	$254,471	$242,068

Liabilities and Shareholders’ Equity
Current liabilities:
Bank overdraft	$521	$—
Accounts payable and accrued liabilities	89,242	80,818
Income and other taxes payable	766	1,266
Current liabilities of discontinued operations	—	61
Current portion of long-term debt	5,394	6,817

Total current liabilities	95,923	88,962

Long-term debt	92,010	67,072
Deferred income taxes	1,080	1,061

Shareholders’ equity:
Common shares, no par value, unlimited authorized, 16,399,241 and 16,331,241 issued and outstanding at September 30, 2012 and December 31, 2011, respectively	99,954	99,746
Additional paid-in capital	5,606	5,334
Accumulated deficit	(44,993)	(24,914)
Accumulated other comprehensive income	4,891	4,807

Total shareholders’ equity	65,458	84,973

Contingent liabilities (note 6)

Total liabilities and shareholders’ equity	$254,471	$242,068

See accompanying notes to consolidated financial statements

VITRAN CORPORATION INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands of United States dollars, except share amounts)

	Common shares		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders’ Equity

	Shares	Amount
December 31, 2011	16,331,241	$99,746	$5,334	$(24,914)	$4,807	$84,973
Shares issued upon exercise of employee stock options	68,000	208	(57)	—	—	151
Net loss	—	—	—	(20,079)	—	(20,079)
Other comprehensive income	—	—	—	—	84	84
Share-based compensation	—	—	329	—	—	329

September 30, 2012	16,399,241	$99,954	$5,606	$(44,993)	$4,891	$65,458

	Common shares		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders’ Equity

	Shares	Amount
December 31, 2010	16,300,041	$99,658	$4,838	$(10,901)	$5,252	$98,847
Shares issued upon exercise of employee stock options	31,200	88	(5)	—	—	83
Net loss	—	—	—	(5,941)	—	(5,941)
Other comprehensive loss	—	—	—	—	(1,218)	(1,218)
Share-based compensation	—	—	376	—	—	376

September 30, 2011	16,331,241	$99,746	$5,209	$(16,842)	$4,034	$92,147

See accompanying notes to consolidated financial statements

VITRAN CORPORATION INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands of United States dollars)

	Three months Ended Sept 30, 2012	Three months Ended Sept 30, 2011	Nine months Ended Sept 30, 2012	Nine months Ended Sept 30, 2011
Cash provided by (used in):

Operations:
Net loss	$(10,100)	$(3,420)	$(20,079)	$(5,941)
Items not involving cash from operations:
Depreciation and amortization	4,277	3,976	12,436	12,373
Deferred income taxes	24	168	16	227
Share-based compensation expense	102	115	329	376
(Gain) loss on sale of property and equipment	(188)	4	(238)	(101)
Change in non-cash working capital components	2,445	(580)	1,648	(4,284)

Continuing operations	(3,440)	263	(5,888)	2,650
Discontinued operations	—	(64)	(61)	(590)

	(3,440)	199	(5,949)	2,060
Investments:
Purchases of property and equipment	(6,249)	(757)	(13,792)	(7,365)
Proceeds on sale of property and equipment	335	108	1,902	437
Acquisition of business assets	—	—	—	(1,737)

	(5,914)	(649)	(11,890)	(8,665)
Financing:
Change in revolving credit facility and bank overdraft	9,731	5,079	20,711	19,694
Repayment of long-term debt	(743)	(5,000)	(1,476)	(11,000)
Repayment of capital leases	(744)	(840)	(2,531)	(2,750)
Issue of common shares upon exercise of employee stock options	—	3	151	83

	8,244	(758)	16,855	6,027
Effect of foreign exchange translation on cash	(201)	1,208	(220)	578

Decrease in cash and cash equivalents	(1,311)	—	(1,204)	—
Cash and cash equivalents, beginning of period	1,311	—	1,204	—

Cash and cash equivalents, end of period	$—	$—	$—	$—

Change in non-cash working capital components:
Accounts receivable	$802	$4,348	$(6,428)	$(17,524)
Inventory, deposits and prepaid expenses	(106)	(846)	152	(946)
Income and other taxes payable	104	272	(500)	637
Accounts payable and accrued liabilities	1,645	(4,354)	8,424	13,549

	$2,445	$(580)	$1,648	$(4,284)

Supplemental disclosure of non-cash transactions:
Capital lease additions	—	262	5,745	262

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

These interim unaudited consolidated financial statements reflect all adjustments which are, in the opinion of Management, necessary for a fair presentation of the results of the interim period presented. Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2012.

2.	New Accounting Pronouncements

FASB Accounting Standard Update (“ASU”) No. 2011-08, Testing Goodwill for Impairment, permits entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. FASB ASU No. 2011-08 was adopted by the Company on January 1, 2012. As at September 30, 2012, the Company completed its annual goodwill impairment test and concluded that there was no impairment.

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

4.	Computation of Loss per Share

	Three months Ended Sept 30, 2012	Three months Ended Sept 30, 2011	Nine months Ended Sept 30, 2012	Nine months Ended Sept 30, 2011
Numerator:
Net loss	$(10,100)	$(3,420)	$(20,079)	$(5,941)

Denominator:
Basic weighted-average shares outstanding	16,399,241	16,330,171	16,388,569	16,325,250
Dilutive weighted-average shares outstanding	16,399,241	16,330,171	16,388,569	16,325,250

Basic loss per share	$(0.62)	$(0.21)	$(1.23)	$(0.36)

Diluted loss per share	$(0.62)	$(0.21)	$(1.23)	$(0.36)

Due to the net loss for the three and nine months ended September 30, 2012 and September 30, 2011, dilutive common share equivalents have no effect on the loss per share.

5.	Assets Held for Sale

The Company has certain assets that are classified as assets held for sale. These assets are carried on the balance sheet at the lower of the carrying amount or estimated fair value, less cost to sell. Once an asset is classified held for sale, there is no further depreciation taken on the asset. At September 30, 2012, the net book value of assets held for sale was approximately $2.2 million (December 31, 2011 - $3.5 million). This amount is included in property and equipment on the balance sheet.

6.	Contingent Liabilities

The Company is subject to legal proceedings that arise in the ordinary course of business. In the opinion of Management, the aggregate liability, if any, with respect to these actions, will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. Legal costs are expensed as incurred.

7.	Income Taxes

The Company established a valuation allowance for all U.S. deferred tax assets as required by FASB ASC 740-10. During the nine months ended September 30, 2012, the Company increased the valuation allowance by $8.5 million (2011 - $5.0 million) to $56.9 million.

8.	Risk Management Activities and Fair Value Measurements

The Company is exposed to market risks, including the effect of changes in foreign currency exchange rates and interest rates, and uses derivatives to manage financial exposures that occur in the normal course of business. The Company does not hold or issue derivatives for trading purposes.

Interest Rate Swaps

The Company is exposed to interest rate volatility with regard to existing variable rate debt. The Company had entered into variable-to-fixed interest rate swaps on variable rate term debt and revolving debt to limit its exposure to changing interest rates and future cash flows for interest. The interest rate swaps provided for the Company to pay an amount equal to a specified fixed rate of interest times a notional principal amount and to receive in return an amount equal to a variable rate of interest times the same notional amount. The swaps were accounted for as cash flow hedges. The effective portions of changes in fair value of the interest rate swaps were recorded in accumulated other comprehensive income and were recognized into income in the same year in which the hedged forecasted transaction affects income. Ineffective portions of changes in fair value are recognized into income as they occur. At September 30, 2012, there were no interest rate swaps outstanding.

Hedges of net investment in self-sustaining operations

United States dollar denominated debt of $0.1 million held by an entity with a Canadian dollar functional currency is designated as a hedge against the Company’s exposure for a portion of its net investment in self-sustaining U.S. dollar denominated subsidiaries with a view to reducing the impact of foreign exchange fluctuations. The foreign exchange effect of both the U.S. dollar debt and the net investment in U.S. dollar denominated subsidiaries is reported in other comprehensive income. As at September 30, 2012, the Company’s net investment in U.S. dollar denominated subsidiaries totalled $217.3 million. No ineffectiveness has been recorded in earnings as the notional amounts of the hedging item equals the portion of the net investment balance being hedged.

Financial Instruments

The fair values of cash and cash equivalents, accounts receivable and accounts payable and accrued liabilities approximate their carrying values because of the short-term nature of these financial instruments. The fair value of the Company’s long-term debt, determined based on the future cash flows associated with each debt instrument discounted using an estimate of the Company’s current borrowing rate for similar debt instruments of comparable maturity, is approximately equal to their carrying value at September 30, 2012 and December 31, 2011.

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

	Three months Ended Sept 30, 2012	Three months Ended Sept 30, 2011	Nine months Ended Sept 30, 2012	Nine months Ended Sept 30, 2011
Revenue:
LTL	$176,209	$176,407	$538,585	$513,758
SCO	30,011	29,752	88,480	86,670
Corporate office and other	—	—	—	—

	$206,220	$206,159	$627,065	$600,428

	Three months Ended Sept 30, 2012	Three months Ended Sept 30, 2011	Nine months Ended Sept 30, 2012	Nine months Ended Sept 30, 2011
Operating income (loss) from operations:
LTL	$(9,178)	$(2,878)	$(17,320)	$(3,135)
SCO	2,569	2,922	7,038	7,349
Corporate office and other	(1,296)	(783)	(3,975)	(3,687)

	$(7,905)	$(739)	$(14,257)	$527

	Three months Ended Sept 30, 2012	Three months Ended Sept 30, 2011	Nine months Ended Sept 30, 2012	Nine months Ended Sept 30, 2011
Depreciation and amortization:
LTL	$3,925	$3,582	$11,401	$11,160
SCO	326	354	960	1,088
Corporate office and other	26	40	75	125

	$4,277	$3,976	$12,436	$12,373

Item 2. Management’s Discussion and Analysis of Results of Operation

The following discussion should be read in conjunction with our unaudited consolidated interim financial statements for the three and nine months ended September 30, 2012 and the notes thereto as included in Item 1 of this Quarterly Report on Form 10-Q.

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

This Quarterly Report on Form 10-Q contains forward-looking statements regarding, but not limited to, the following:

•	the Company’s expectation that efficiencies and optimization of technology within the U.S. LTL business unit will reduce salaries, wages and employee benefits expense as a percentage of revenue;

•	the Company’s expectation that revenue per hundredweight will increase in upcoming quarters as the freight mix and internal leadership in the pricing department impacts the LTL segment;

•	the Company’s expectation that it will be able to reduce maintenance expense in future periods;

•	the Company’s expectation that operating initiatives implemented will continue to improve productivity and service levels within the U.S. LTL business unit;

•	the Company’s expectation that fuel economy will continue to improve moderately and as a result fuel costs will decrease;

•	the Company’s expectation that operational improvements within the U.S. LTL business unit will have a positive impact on future financial results;

•	the Company’s expectation that activity levels will improve;

•	the Company’s ability to maintain DSO below 40 days;

•

the Company’s intention to purchase a specified level of property and equipment and to finance such acquisitions with cash flow from operations, capital and operating leases and, if necessary, from the Company’s revolving credit facilities;

•	the Company’s ability to generate future operating cash flows from profitability and managing working capital;

•	the Company’s ability to grow the SCO segment at current margins;

•	the Company’s expectation that the two new dedicated facilities within the SCO segment will positively impact earnings during the remainder of 2012;

•	the Company’s operational plan will improve service and efficiencies in the U.S. LTL business unit; and

•	the Company’s ability to benefit from an improvement in the economic and pricing environment.

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

CONSOLIDATED RESULTS

The following table summarizes the Consolidated Statements of Loss for the three and nine months ended September 30:

	For the three months ended Sept 30,			For the nine months ended Sept 30,
(in thousands)	2012	2011	2012 vs 2011	2012	2011	2012 vs 2011
Revenue	$206,220	$206,159	0.0%	$627,065	$600,428	4.4%

Salaries, wages and other employee benefits	84,899	79,958	6.2%	252,986	229,452	10.3%
Purchased transportation	31,853	32,814	(2.9%)	95,298	97,431	(2.2%)
Depreciation and amortization	4,277	3,976	7.6%	12,436	12,373	0.5%
Maintenance	9,562	9,656	(1.0%)	29,438	26,742	10.1%
Rents and leases	12,165	10,469	16.2%	35,183	27,725	26.9%
Purchased labor and owner operators	19,872	19,579	1.5%	56,528	58,163	(2.8%)
Fuel and fuel-related expenses	33,474	34,509	(3.0%)	106,441	100,713	5.7%
Other operating expenses	18,211	15,933	14.3%	53,250	47,403	12.3%
Other (income) loss	(188)	4	(4,800.0%)	(238)	(101)	135.6%

Total Expenses	$214,125	$206,898	3.5%	$641,322	$599,901	6.9%

Income (loss) from operations	(7,905)	(739)	969.7%	(14,257)	527	(2,805.3%)
Interest expense, net	1,353	1,694	(20.1%)	3,994	4,347	(8.1%)
Income tax expense	842	987	(14.7%)	1,828	2,121	(13.8%)

Net loss	$(10,100)	$(3,420)	195.3%	$(20,079)	$(5,941)	238.0%

Loss per share:
Basic	$(0.62)	$(0.21)		$(1.23)	$(0.36)
Diluted	$(0.62)	$(0.21)		$(1.23)	$(0.36)
Operating Ratio (1)	103.8%	100.4%		102.3%	99.9%

Revenue was flat at $206.2 million for the third quarter of 2012 compared to the third quarter of 2011. Revenue in the LTL segment was level in the current quarter with the third quarter of 2011, while revenue in the SCO segment increased 0.9% compared to the third quarter of 2011. Revenue for the third quarter of 2012 was negatively impacted by one less working day in the third quarter of 2012 compared to the third quarter of 2011. For the nine-months ended September 30, 2012, revenue increased 4.4% to $627.1 million compared to $600.4 million for the nine-month period ended September 30, 2011. Consolidated revenue for the comparable nine-month period was impacted by a weaker Canadian dollar and increase in fuel surcharge revenue accounting for $2.8 million of the total revenue increase. Detailed explanations for the fluctuations in revenue are discussed below in “Segmented Results”.

Salaries, wages and other employee benefits increased 6.2% for the third quarter of 2012 compared to the same period a year ago. For the nine-month period ended September 30, 2012, salaries, wages and other employee benefits increased 10.3% compared to the same nine-month period a year ago. This compares with a 5.3% increase in employee headcount compared to September 30, 2011. Headcount increased mid-way through the first quarter of 2011 resulting from the acquisition of the Milan Express Inc. (“Milan”) LTL assets on February 19, 2011. The full impact of the increase in headcount is included in the first nine-months of 2012 whereas it was only partially included in the first nine months a year ago. Furthermore, management returned to its U.S. LTL business unit employees the 2008 5% wage reduction at 1.25% per quarter by the end of 2011, therefore, the third quarter of 2012 includes the full 5% wage increase compared to a 3.75% wage increase in the third quarter of 2011. Salary, wages and other employee benefits expenses should outpace the prior year expenses, but as management improves efficiencies within the U.S. LTL business unit, it is expected to decline on a percentage of revenue basis.

Purchased transportation decreased 2.9% and 2.2% for the three-month and nine-month periods ended September 30, 2012 compared to the same periods in 2011, respectively. Purchased transportation decreased 16.2% in the U.S. LTL business unit in the third quarter of 2012 compared to the same quarter a year ago. The additional tractors in 2011 received by the U.S. LTL business unit along with a concerted effort to reduce purchased miles led to the decrease in purchased transportation. Offsetting the decrease is SCO’s brokerage business unit as shipments increased 3.6% in the first nine-months of 2012 compared to the same period in 2011.

Depreciation and amortization expense increased 7.6% for the third quarter of 2012 compared to the same period in 2011, and is primarily attributable to the purchase of rolling stock and buildings in 2012. Depreciation and amortization expense increased 0.5% for the nine-month period ended September 30, 2012 compared to the same period in 2011, and is attributable to the sale of rolling stock and buildings throughout 2011.

Maintenance expense decreased 1.0% and increased 10.1% for the three-month and nine-month periods ended September 30, 2012 compared to the same periods in 2011, respectively. As a percentage of revenue, maintenance expense decreased compared to the second quarter of 2012 as management continues its focus on reducing this expense. The U.S. LTL business unit received 200 additional tractors in the first half of 2012 and it is management’s expectation that the Company will continue to reduce its maintenance costs as a percentage of revenue.

Rents and leases expense increased 16.2% and 26.9% for the three-month and nine-month periods ended September 30, 2012 compared to the same periods in 2011. The increase is attributable to the 400 new tractors received in 2011, 200 new tractors received by the U.S LTL business unit in 2012 and approximately 950 new trailers received in 2012, a majority of which were all acquired by the U.S. LTL business unit.

Purchased labor and owner operator expenses, primarily driven by the Canadian LTL business unit and the SCO segment, increased in the comparable three-month periods ended September 30, 2012. The increase is due to the opening of two new dedicated facilities within the SCO segment in the second quarter and early third quarter of 2012. The decrease in the comparable nine-month period ended September 30, 2012 is attributable to a reduction in hours required offset by an increase in LTL shipments.

Fuel and fuel-related expenses decreased 3.0% for the three month period and increased 5.7% for the nine-month period ended September 30, 2012 compared to the same periods a year ago. Fuel consumption in the third quarter of 2012 decreased as shipments were down 1.4% during the quarter compared to the third quarter of 2011. The average price of diesel increased approximately 2.4% compared to the nine-month period ended September 30, 2011. Furthermore, the Company’s fuel consumption increased in the nine-month period due to the increase in activity as indicated by the 4.3% increase in shipments within the LTL segment. The Company should continue to receive moderately improved fuel economy from improved operating practices.

The Company incurred interest expense of $1.4 million in the third quarter of 2012 compared to interest expense of $1.7 million for the same quarter a year ago. The Company’s total balance sheet debt net of cash at September 30, 2012 is $18.5 million greater than September 30, 2011. However, the interest rate spread on the Company’s asset-based revolving credit agreement was 150bps less that the third quarter of 2011.

In accordance with Financial Accounting Standard Board (“FASB”) Accounting Standard Codification (“FASB ASC”) 740-10, the Company recorded a valuation allowance for all U.S. deferred tax assets. As required by this standard, the Company increased the valuation allowance by $8.5 million, which would have been the tax recovery attributable to the Company’s U.S. based companies for the nine-months ended September 30, 2012. Consequently, the Company recorded a consolidated tax expense of $1.8 million for the first nine-months of 2012 compared to a consolidated tax expense of $2.1 million for the first nine-months of 2011.

Net loss for the 2012 third quarter was $10.1 million compared to net loss of $3.4 million for the same quarter in 2011. This resulted in a loss per share of $0.62 for the third quarter of 2012 compared to a loss per share of $0.21 for the third quarter of 2011. The weighted average number of shares for the current quarter was 16.4 million basic and diluted compared to 16.3 million basic and diluted shares in the third quarter of 2011. For the nine months ended September 30, 2012, the Company posted a net loss of $20.1 million compared to a net loss of $5.9 million in the same nine-month period a year ago. This resulted in a loss of $1.23 per share compared to a loss of $0.36 per share for the 2011 nine-month period. The weighted average number of shares for the nine-month period of 2012 was 16.4 million basic and diluted compared to 16.3 million shares basic and diluted in the nine-month period of 2011.

SEGMENTED RESULTS

Less-Than-Truckload (LTL)

The table below provides summary information for the LTL segment for the three and nine months ended September 30:

	For the three months ended Sept 30,			For the nine months ended Sept 30,
(in thousands)	2012	2011	2012 vs 2011	2012	2011	2012 vs 2011
Revenue	$176,209	$176,407	(0.1%)	$538,585	$513,758	4.8%
Loss from operations	(9,178)	(2,878)	218.9%	(17,320)	(3,135)	452.5%
Operating ratio	105.2%	101.6%		103.2%	100.6%

	For the three months ended Sept 30,			For the nine months ended Sept 30,
(in thousands)	2012	2011	2012 vs 2011	2012	2011	2012 vs 2011
Number of shipments (2)	1,096,460	1,112,138	(1.4%)	3,378,087	3,238,922	4.3%
Weight (000s of lbs) (3)	1,591,106	1,632,736	(2.5%)	4,951,164	4,843,656	2.2%
Revenue per shipment (4)	$160.71	$158.62	1.3%	$159.43	$158.62	0.5%
Revenue per hundredweight (5)	$11.07	$10.80	2.5%	$10.88	$10.61	2.5%

Revenue in the LTL segment was flat at $176.2 million in the third quarter of 2012 compared to $176.4 million in the same period a year ago. Fuel surcharge had a minimal impact on revenue in the third quarter of 2012. Furthermore, shipments and tonnage decreased 1.4% and 2.5%, respectively, compared to the third quarter of 2011. Both metrics were impacted by one less working day in the third quarter of 2012 compared to the third quarter of 2011. On a per day basis, shipments increased 0.2% in the third quarter of 2012 compared to the same quarter in 2011.

Revenue in the LTL segment increased 4.8% to $538.6 million for the nine-month period ended September 30, 2012 compared to $513.8 million for the same nine-month period a year ago. Shipments and tonnage increased 4.3% and 2.2%, respectively, from the comparable nine-month period.

Shipments per day in the U.S. LTL business unit were flat for the third quarter of 2012 compared to the third quarter of 2011. This is attributable to a slight softness in the U.S. market and management’s internal focus on improving its operations in the U.S. LTL business unit. On a year-over-year basis from the third quarter of 2012 compared to the third quarter of 2011, average length of haul stayed level and average revenue per hundredweight increased 2.8%. Management expects the revenue per hundredweight to increase in the upcoming quarters as the pricing environment continues to favor LTL carriers in the North American market place.

During the third quarter of 2012, the U.S. LTL business unit continued to add key personnel and in August 2012 added a number of experienced executives to its management team. The build-up of the leadership team at the business unit is now complete. A second initiative completed in the third quarter was the restructuring of the business unit’s linehaul network. This initiative has positively resulted in reduced miles and the beginning signs of improved efficiencies in some key areas of operations while management continues to expect improvement in other areas in the near future.

Achievements have been made in improving the customer experience at U.S. LTL, including the introduction of tablet technology to the pick-up and delivery team and an improved dispatch interface. Additional technology was introduced to operations in the third quarter to continue to enhance customer service levels. Although labor costs were comparatively higher in the quarter, it is management’s expectation that as the use of the new technology is optimized, the business unit gains traction from a new operations leadership group and the adoption of all the new systems and processes, the Company will reduce labor costs as a percentage of revenue. The new management team’s focus continues to be on improving service, sales and operating efficiency and it is management’s expectation these initiatives will have a positive impact on future financial results.

The Canadian LTL business unit posted a solid 2012 third quarter benefiting from a steady Canadian economy and a stable operation compared to the U.S. LTL business unit.

Lastly, management believes that with additional density gains, continued momentum in the North American pricing environment, combined with a continued focus on operational improvements, the LTL segment is well positioned to improve income from operations over the long-term.

Supply Chain Operation (SCO)

The table below provides summary information for the Supply Chain Operation segment for the three and nine months ended September 30:

	For the three months ended Sept 30,			For the nine months ended Sept 30,
(in thousands)	2012	2011	2012 vs 2011	2012	2011	2012 vs 2011
Revenue	$30,011	$29,752	0.9%	$88,480	$86,670	2.1%
Income from operations	2,569	2,922	(12.1%)	7,038	7,349	(4.2%)
Operating ratio	91.4%	90.2%		92.0%	91.5%

Revenue in the SCO segment increased 0.9% for the third quarter of 2012 compared to the third quarter of 2011. However, income from operations decreased 12.1% in the third quarter of 2012 compared to the same quarter in 2011, and the SCO segment posted an operating ratio of 91.4% in the third quarter of 2012 compared to 90.2% in the third quarter of 2011. On a sequential basis operating income improved 8.4% compared to the second quarter of 2012. The Company renewed a contract with a large customer and shifted the contract to a cost-plus arrangement. By shifting this customer to cost-plus, the SCO segment ensured long-term growth and stability with the customer balanced with a still solid but lower assured margin. Management opened a new dedicated facility in Tacoma, Washington during the second quarter of 2012 and opened a dedicated facility in Kansas City, Kansas in July 2012. Operating results in the upcoming quarters should see continued improvement due to the aforementioned two new facilities and as activity levels improve throughout the balance of the year.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow from continuing operations for the third quarter of 2012 consumed $3.4 million compared to generating $0.3 million in the 2011 third quarter. The Company generated a net loss from operations in the third quarter of 2012; however, this was offset by the improvement in non-cash working capital. Days sales outstanding (“DSO”) in the third quarter of 2012 were 39.1 days compared to DSO of 39.3 days for the third quarter of 2011.

The Company’s future operating cash flows are largely dependent upon the Company’s profitability and its ability to manage its working capital requirements, primarily accounts receivable, accounts payable, and wage and benefit accruals.

As at September 30, 2012, interest-bearing debt was $97.9 million consisting of $42.6 million drawn under the syndicated asset-based revolving credit facility, $45.8 million of real estate term debt, $2.8 million of term debt, and $6.7 million of capital leases. At December 31, 2011, interest-bearing debt was $73.9 million consisting of $21.9 million drawn under the syndicated asset-based revolving credit facility, $45.0 million of real estate term debt, $3.5 million of term debt, and $3.5 million of capital leases.

For the nine months ended September 30, 2012, the Company repaid $0.7 million of real estate term debt, $0.8 million of term debt, $2.5 million of capital leases, and drew down $20.7 million under its revolving credit facilities. At September 30, 2012, the Company had $20.5 million of available credit facilities, net of outstanding letters of credit, to achieve its future operational and capital objectives. The Company was in compliance with all terms under its credit agreements at September 30, 2012.

The Company generated $1.9 million in proceeds on the divestiture of facilities in Springfield, MO, Louisville, KY, Toledo, OH and surplus equipment in the first nine months of 2012. Capital expenditures amounted to $19.5 million for the first nine months of 2012 and were funded out of the revolving credit facilities and capital leases. The majority of the capital expenditures were for a facility in Memphis, TN, construction of the Winnipeg, MB facility, rolling stock and dock equipment.

The table below sets forth the Company’s capital expenditures for the three and nine months ended September 30:

	For the three months ended Sept 30,		For the nine months ended Sept 30,
(in thousands of dollars)	2012	2011	2012	2011
Real estate and buildings	$2,296	$—	$6,651	$4,620
Tractors	495	4	4,993	766
Trailing fleet	6	15	1,912	636
Information technology	161	452	818	774
Leasehold improvements	845	112	1,039	176
Other equipment	2,446	436	4,124	655

Total	$6,249	$1,019	$19,537	$7,627

Management estimates that cash capital expenditures for the remainder of 2012 will be between $2.0 million and $3.0 million. The Company may enter into operating leases to fund the acquisition of specific equipment should the business levels exceed the current equipment capacity of the Company. The Company expects to finance its capital requirements with cash flow from operations, operating leases, real estate term debt and, if required, its $20.5 million of unused credit facilities.

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

The following table summarizes our significant contractual obligations and commercial commitments as of September 30, 2012:

(in thousands of dollars)		Payments due by period
Contractual Obligations	Total	2012	2013 & 2014	2015 & 2016		Thereafter
Term credit facilities	$2,750	$1,500	$1,250	$	Nil	$	Nil
Real estate facility	45,768	256	2,148		2,353		41,011
Revolving credit facilities	42,656	Nil	42,656		Nil		Nil
Capital lease obligations	6,751	437	2,685		2,656		973
Estimated interest payments (1)	16,097	956	7,052		4,286		3,803

Sub-total	114,022	3,149	55,791		9,295		45,787
Off-balance sheet commitments
Operating leases	135,165	9,995	69,215		40,091		15,864

Total Contractual Obligations	$249,187	$13,144	$125,006		$49,386		$61,651

(1)	The Company has estimated its interest obligation on its fixed and variable rate obligations. For fixed rate debt, the fixed interest rate was used to determine the interest obligation. For variable rate debt, the variable interest rate in place at September 30, 2012 was used to determine the total interest obligation.

In addition to the above-noted contractual obligations, as at September 30, 2012, the Company utilized the revolving credit facility for standby letters of credit of $21.6 million. The letters of credit are used as collateral for self-insured retention of insurance claims. Export Development Canada (“EDC”), a Crown corporation wholly owned by the government of Canada, provides guarantees up to $12.2 million on LOC’s to the Company’s syndicated lenders. In so doing, the Company’s definition of available debt in the associated revolving credit agreement excludes LOC’s guaranteed by the EDC.

A significant decrease in demand for our services could limit the Company’s ability to generate cash flow and affect its profitability. The Company’s asset-based revolving credit agreement is subject to financial maintenance tests that trigger when certain events occur that require the Company to achieve stated levels of financial performance, which, if not achieved, could cause an acceleration of the payment schedules. Should the current macro-economic environment further destabilize, and if triggered, the Company may fail to comply with the aforementioned debt covenants within the next twelve months. Assuming no significant decline in business levels or financial performance, management expects that existing working capital, together with available revolving credit facilities, will be sufficient to fund operating and capital requirements as well as service the contractual obligations.

OUTLOOK

The SCO segment should continue to improve operating results through the balance of the year as the aforementioned two new dedicated facilities fully contribute to the balance of 2012. The most significant opportunity remains in the U.S. LTL business unit and management’s continued focus is to improve the contribution to operating results of this business unit. The new management team has executed on many initiatives and continues to implement many more projects to improve service, productivity and efficiency of the operation. Executing on these plans will allow management to expand revenue through increased pricing and density.

Management is optimistic, should the U.S. LTL business unit successfully execute its operational plan, activity levels and pricing initiatives continue to improve, that the Company is positioned to improve operating results in the future.

QUARTERLY RESULTS (unaudited)

(thousands of dollars except per share amounts)	2012 Q3	2012 Q2	2012 Q1	2011 Q4	2011 Q3	2011 Q2	2011 Q1	2010 Q4 *
Revenue	$206,220	$213,097	$207,748	$205,170	$206,159	$208,881	$185,388	$171,576
Income (loss) from continuing operations	(7,905)	(2,184)	(4,168)	(4,848)	(739)	(241)	1,507	(2,735)
Net loss from continuing operations	(10,100)	(4,163)	(5,816)	(8,072)	(3,420)	(2,297)	(224)	(40,208)
Loss from continuing operations per share:
Basic	$(0.62)	$(0.25)	$(0.36)	$(0.49)	$(0.21)	$(0.14)	$(0.01)	$(2.47)
Diluted	(0.62)	(0.25)	(0.36)	(0.49)	(0.21)	(0.14)	(0.01)	(2.47)
Weighted average number of shares:
Basic	16,399,241	16,399,241	16,367,109	16,331,241	16,330,171	16,330,041	16,315,374	16,299,643
Diluted	16,399,241	16,399,241	16,367,109	16,331,241	16,330,171	16,330,041	16,315,374	16,299,643

*	In the fourth quarter of 2010, Vitran recorded a non-cash tax valuation allowance of $38.9 million negatively impacting net loss from continuing operations.

Definitions of non-GAAP measures:

(1)	Operating ratio (“OR”) is a non-GAAP financial measure which does not have any standardized meaning prescribed by GAAP. OR is the sum of total operating expenses, divided by revenue. OR allows management to measure the Company and its various segments’ operating efficiency. OR is a widely recognized measure in the transportation industry which provides a comparable benchmark for evaluating the Company’s performance compared to its competitors. Investors should also note that the Company’s presentation of OR may not be comparable to similarly titled measures by other companies. OR is calculated as follows:

	Three months Ended Sept 30, 2012	Three months Ended Sept 30, 2011	Nine months Ended Sept 30, 2012	Nine months Ended Sept 30, 2011
Total operating expenses	$214,125	$206,898	$641,322	$599,901
Revenue	206,220	206,159	627,065	600,428

Operating ratio (“OR”)	103.8%	100.4%	102.3%	99.9%

(2)	A shipment is a single movement of goods from a point of origin to its final destination as described on a bill of lading document.
(3)	Weight represents the total pounds shipped.
(4)	Revenue per shipment represents revenue divided by the number of shipments.
(5)	Revenue per hundredweight is the price obtained for transporting 100 pounds of LTL freight from point to point, calculated by dividing the revenue for an LTL shipment by the hundredweight (weight in pounds divided by 100) for a shipment.

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

(in thousands of dollars) Long-Term Debt		Payments due by period
	Total	2012	2013 & 2014	2015 & 2016		Thereafter
Variable Rate
Term bank facility	$2,750	$1,500	$1,250	$	Nil	$	Nil
Average interest rate (LIBOR)	3.97%	3.97%	3.97%

Revolving bank facility	42,656	Nil	42,656		Nil		Nil
Average interest rate (LIBOR)	2.72%		2.72%

Fixed Rate
Real Estate facility	45,768	256	2,148		2,353		41,011
Interest Rate	4.75%	4.75%	4.75%		4.75%		4.75%
Capital lease obligations	6,751	437	2,685		2,656		973
Average interest rate	6.15%	6.15%	6.15%		6.15%		6.15%

Total	$97,925	$2,193	$48,739		$5,009		$41,984

The Company is exposed to foreign currency risk as fluctuations in the United States dollar against the Canadian dollar can impact the financial results of the Company. The Company’s Canadian operations realize foreign currency exchange gains and losses on the United States dollar denominated revenue generated against Canadian dollar denominated expenses. Furthermore, the Company reports its results in United States dollars thereby exposing the results of the Company’s Canadian operations to foreign currency fluctuations. In addition, the Company’s United States dollar debt of $0.1 million is designated as a hedge of the investment in self-sustaining foreign operations in the United States.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of Company management, including our CEO and CFO, of the effectiveness of the design, implementation and operation of its disclosure controls and procedures. Based on this evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective as of September 30, 2012.

There have been no significant changes in our internal control over financial reporting, which we define in accordance with Exchange Act Rule 13a-15(f) to include our control environment, control procedures, and accounting systems, or any other factors that could materially affect or are reasonably likely to materially affect our internal control over financial reporting during the third quarter of 2012.

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

Item 1A. Risk Factors

See Part 1A of the Company’s 2011 Annual Report on Form 10-K.

Item 2. Unregistered Sale of Equity and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

Exhibits

Exhibit Number	Description of Exhibit

10.1	Amendment No.2 to Credit Agreement between JPMorgan Chase Bank N.A. and those banks whose names appear on the signature pages hereto and Vitran Corporation Inc., Vitran Express Canada Inc. and Vitran Corporation (1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 5, 2012

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 5, 2012

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 5, 2012

Notes:

(1)	Filed as an exhibit to this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VITRAN CORPORATION INC.

/s/ FAYAZ D. SULEMAN
Fayaz D. Suleman
Date: November 5, 2012	Vice President of Finance and
Chief Financial Officer
(Principle Financial Officer)