Form 10-K
period 2012-12-31
VITRAN CORP INC
filed 2013-02-21
CIK 946823

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Aggregate market value of the registrant’s voting stock held by persons other than Directors, Officers and registered holders of 10% of the outstanding voting stock, based upon the closing price per share on June 30, 2012 was approximately $70,000,000

Number of shares of common stock outstanding as of February 19, 2013: 16,399,241

DOCUMENTS INCORPORATED BY REFERENCE

1) Portions of the Proxy Statement for the 2013 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed within 120 days of the end of the fiscal year ended December 31, 2012, are incorporated by reference in Part III hereof. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

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

PART I

ITEM 1—BUSINESS

OVERVIEW

Vitran Corporation Inc. (“Vitran” or the “Company”) is a leading, predominantly non-union, provider of less-than-truckload surface transportation services (“LTL”) throughout Canada and in 34 states in the eastern, southeastern, central, southwestern, and western United States. These services are provided by stand-alone business units within their respective countries. The business units operate independently or in a complementary manner to provide solutions depending on a customer’s needs. For the years ended December 31, 2012 and 2011, the Company had revenues of $702.9 million and $686.2 million, respectively.

The Company is also a provider of supply chain services throughout Canada and the United States which operates independently of the LTL business. On February 12, 2013, Vitran signed an agreement to sell its Supply Chain Operation (“SCO”) services business to Legacy SCO Inc. (“Legacy”), an affiliate of Legacy Supply Chain, for $97.0 million in cash, subject to working capital adjustments. Legacy has obtained written commitments from certain financial institutions to provide sufficient debt financing to close the transaction. The financing is subject to customary conditions and the financial institutions’ completion of confirmatory due diligence. The sale of the SCO business is expected to close by March 1, 2013, upon completion of the Legacy financing, and is subject to customary conditions for this type of transaction.

CORPORATE STRUCTURE

Vitran’s principal executive and registered office is located at 185 The West Mall, Suite 701, Toronto, Ontario, Canada, M9C 5L5. Vitran Corporation Inc. was incorporated in Ontario under the Business Corporation Act (Ontario) on April 29, 1981.

Vitran’s business is carried on through its subsidiaries which hold the relevant licenses and permits required to carry on business. The following are Vitran’s principal operating subsidiaries (including their jurisdiction of incorporation), all wholly owned as at December 31, 2012: Vitran Express Canada Inc. (Ontario); Can-Am Logistics Inc. (Ontario); Vitran Logistics Ltd. (Ontario); Expéditeur T.W. Ltée (Canada); Vitran Corporation (Nevada); Vitran Express Inc. (Pennsylvania); Vitran Logistics Corp. (Delaware); Vitran Logistics Inc. (Indiana); and Las Vegas/L.A. Express, Inc. (California).

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

Within the United States, the Company operates primarily within the eastern, southeastern, central, southwestern and western United States and delivers approximately 80.0% of its freight shipments within one or two days. In addition, the Company offers its services to the other regions in the United States (other than Alaska and Hawaii) through its strategic inter-regional relationships. The service is provided over-the-road, mostly by Company drivers, which allows more control in servicing these time-sensitive shipments. Vitran’s U.S. LTL business represented approximately 72.4% of total LTL revenues for the year ended December 31, 2012.

Within Canada, the Company provides next-day service within Ontario, Quebec and parts of western Canada, and generates most of its revenue from the movement of LTL freight within the three- to five-day east-west service lanes. The majority of its trans-Canada freight is shipped intermodally, whereby the Company’s containers are loaded onto rail cars and trans-loaded to Vitran facilities where Vitran’s network of owner operators pick up and deliver the freight to various destinations. An expedited service solution is also offered nationally using over-the-road driver teams to complete these deliveries in a shorter time frame. Vitran’s Canadian LTL business represented approximately 27.6% of total LTL revenues for the year ended December 31, 2012.

Vitran’s Transborder Service Solution (inter-regional) provides over-the-road service between its Canadian LTL and U.S. LTL business units. This is the Company’s largest opportunity for growth and highest margin business, achieving a five-year compounded average growth rate of approximately 1% per annum at December 31, 2012.

Supply Chain Operation

On February 12, 2013 the Company signed an agreement to sell the shares of its operating subsidiaries that formed its SCO business to Legacy for $97.0 million in cash proceeds, subject to working capital adjustments. The sale of the SCO business is expected to close by March 1, 2013, upon completion of the Legacy financing, and is subject to customary conditions for this type of transaction. The operating results of the segment have been recorded as a discontinued operation.

Vitran’s SCO involves the management and transportation of goods and the provision of information about such goods as they pass through the supply chain from manufacturer to end user. SCO’s role is to design a supply chain network for a customer, contract with the necessary suppliers, as well as implement the design and management of the logistical system. Vitran’s SCO offers a range of services in Canada and the United States including cross-docks, inventory management, flow-through distribution facilities, and dedicated distribution facilities that focus primarily on long-term customized supply chain solutions. In addition, SCO provides over-the-road or intermodal freight brokerage services with sales offices in Toronto and Los Angeles, so as to capitalize on international traffic flows in North America.

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

MARKETING AND CUSTOMERS

Vitran derives its revenue from thousands of customers from a variety of geographic regions and industries in Canada and the United States. The Company has no customer that represents more than 3.0% of Vitran’s revenues. At December 31, 2012, the Company employed 124 sales associates. Sales associates maintain a dialogue with new and existing customers within the geographic market. New customers are obtained through referrals, cold calls and trade publications. The sales associates receive a base salary and, depending on the business unit, a variable compensation package that can be linked to revenue generation, business unit profitability and days-sales outstanding.

The LTL segment analyzes the price level that is appropriate for each particular shipment of freight. When necessary, Vitran competes to secure revenue by participating in bid solicitations, provided its customer recognizes the Company as a core carrier over a contracted period of time.

EMPLOYEES

At December 31, 2012, Vitran employed approximately 5,443 full- and part-time employees and contracted with approximately 183 owner operators. The vast majority of our employees are not represented by unionized collective bargaining agreements. The advantage of employing predominantly non-union labour is more work rules flexibility with respect to work schedules, routes and other similar items. Work rule flexibility is important in our business segments to meet the service level requirements of our customers.

A total of 110 Vitran employees are represented by two labor unions, representing 2.0% of the Company’s labour force. The International Brotherhood of Teamsters and the Canadian Auto Workers Association represent dock workers in two of Vitran’s Canadian terminals. The Company has never had a work stoppage. The collective bargaining agreements between the Company and its unionized employees expire on February 28, 2014 and on March 31, 2015, respectively.

INFORMATION TECHNOLOGY

Vitran uses technology to reduce costs, improve productivity, and enhance its customer service. Vitran allows its customers to access or exchange information with the Company via Vitran’s website, published web services, electronic data interchange, or over the telephone. The Company uses sophisticated freight handling software to maximize its load average, reduce freight handling, reduce transit times, and improve tracking of shipments through its system. In the second quarter of 2012, Vitran’s U.S. LTL business unit completed the process of migrating all of its U.S. LTL operations to in-cab tablet technology and real time dispatch management system that further enhanced the Company’s technology platform and helped deliver superior service to its customers. Vitran continues to develop its transportation operating systems to enhance the efficiency and effectiveness of service to its customers and improve productivity throughout the organization.

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

AVAILABLE INFORMATION

Vitran makes available free of charge on or through its website at www.vitran.com its Annual Report on Form 10-K (including the Company management’s discussion and analysis (“MD&A”) at December 31, 2012), Quarterly Reports on Form 10-Q, current reports on Form 8-K and other information releases, including all amendments to those reports, as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (“SEC”) and System for Electronic Document Analysis and Retrieval (“SEDAR”). The information can also be accessed through EDGAR at www.sec.gov or SEDAR at www.sedar.com.

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

Risks Relating to Our Company

The announced sale of our Supply Chain Operation may not close.

We have entered into an agreement to sell the SCO business for $97.0 million in cash proceeds. Should the transaction not close it may have a material adverse effect on our business due to the uncertainty that may be created for our customers, employees and other constituents. The transaction is expected to close by March 1, 2013 but remains subject to the purchaser’s financing and certain other conditions customary for transactions of this nature.

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

The transportation industry is highly competitive on the basis of both price and service. We compete with regional, inter-regional and national LTL carriers, truckload carriers, third party logistics companies and, to a lesser extent, small-package carriers, air freight carriers and railroads. Numerous competitive factors could impair our ability to maintain our current profitability. These factors include the following:

•

we compete with many other transportation service providers of varying sizes, many of which may have more equipment, a broader coverage network, a wider range of services and greater capital resources than we do or have other competitive advantages;

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

Our business is subject to a number of general economic factors that may have a material adverse effect on the results of our operations, many of which are largely out of our control. These include recessionary economic cycles and downturns in customer business cycles, particularly in market segments and industries, such as retail, manufacturing and chemical, where we have a significant concentration of customers. Economic conditions may adversely affect the business levels of our customers, the amount of transportation services they need and their ability to pay for our services. It is not possible to predict the long-term effects of the above-mentioned factors on the economy or on customer confidence in Canada or the United States, or the impact, if any, on our future results of operations. Adverse changes in economic conditions could result in declines to our revenues and a reduction in our current level of profitability.

If the world-wide financial crisis re-intensifies, it could adversely impact demand for our services.

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

Our significant cash operating expenses include: salaries, wages and employee benefits, purchased transportation, maintenance expenses, rents and leases, owner operators, fuel and fuel-related expenses. Increases in our operating expenses will adversely impact on our profitability to the extent that we are not able to pass these increased expenses on to our customers through increased rates for our transportation services. Many of these operating expenses are beyond our control and, in addition, are subject to competitive forces. Further, we operate in a price sensitive industry where customers have many alternatives for their transportation services and, as a result, we may have limited ability to pass on increased operating expenses to our customers.

Unsuccessful execution of our operating performance initiatives could have a material adverse effect.

Operating results improvement is dependent on the successful implementation of numerous performance improvement initiatives throughout the Company. There can be no assurance that we will be successful in implementing these initiatives to improve future operating results and this could have a material adverse effect on our financial condition.

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

Significant ongoing capital requirements could limit growth and affect future profitability.

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

Availability and cost of real estate could limit growth and affect future profitability.

Our businesses in the United States and Canada are dependent on the cost and availability of terminal facilities within key markets. Shortages in the availability of existing facilities and for sale or lease could increase our operating expenses and prevent us from effectively serving certain markets. Unavailability of land for purchase and construction delays due to various reasons such as delays in obtaining permits may also adversely impact cash flows.

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

Fluctuations in the price and availability of fuel may adversely impact future profitability.

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

We are subject to numerous laws and regulations by the U.S. Department of Transportation (“DOT”), Environmental Protection Agency, Internal Revenue Service, Canada Revenue Agency and various other federal, state, provincial and municipal authorities. Such regulatory agencies exercise broad powers over our business, generally governing such activities as authorization to engage in motor carrier operations and safety, and financial reporting. Our employees and owner operators must also comply with the safety and fitness regulations promulgated by the DOT and applicable Canadian regulators, including those relating to drug and alcohol testing, driver hours-of-service limitations, labour-organizing activities, stricter cargo-security requirements, tax laws and environmental matters, including potential limits on carbon emissions under climate-change legislation. We may become subject to new or more restrictive regulations relating to fuel emissions, ergonomics, or limits on vehicle weight and size.

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

In 2010, the FMSCA implemented CSA, a new compliance and enforcement initiative designed to monitor commercial motor vehicle safety. Under CSA, carriers and individual drivers are evaluated and ranked based on certain safety-related standards. Our CSA scores are dependent upon our safety and compliance experience, which could change at any time. In addition, the safety standards set by the FMCSA could change and affect our ability to maintain a satisfactory score. If we obtain an unsatisfactory score it could adversely impact our relationships with customers and result in a loss of business. CSA could also cause a reduction in the driver pool as those with unfavorable scores could leave the industry increasing our operating costs to attract, train and retain qualified drivers.

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

Like many other companies, we had implemented certain salary and wage cost initiatives in 2009. Such initiatives include the suspension of our 401(k) matching program and a 5% compensation reduction across all employees of the Company. The Company had returned the 5% salary and wage reduction by the beginning of the fourth quarter in 2011. However, due to the salary and wage cost initiatives that we took in 2009, we may still find it difficult to attract, retain and motivate employees, and any such difficulty could materially adversely affect our business.

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

In addition, as “climate change” issues become more prevalent, federal and local governments and our customers are beginning to respond to these issues. This increased focus on sustainability may result in new regulations and customer requirements that could negatively affect us. This could cause us to incur additional direct costs or to make changes to our operations in order to comply with any new regulations and customer requirements, as well as increased indirect costs or loss of revenue resulting from, among other things, our customers incurring additional compliance costs that affect our costs and revenues. We could also lose revenue if our customers divert business from us because we have not complied with their sustainability requirements. These costs, changes and loss of revenue could have a material adverse effect on our business, financial condition and results of operations.

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

Risks Related to our Common Shares

Dividends.

The board of directors of Vitran has not declared dividends on our common shares since December 2001. We currently anticipate that we will retain future earnings and sufficient cash resources to repay debt, to support future capital expenditure programs, to support the development of the LTL business, and for acquisitions. Payment of any future dividends will be at the discretion of the board of directors of Vitran after taking into account many factors, including our operating results, financial condition and current and anticipated cash needs.

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

An investment in our common shares is highly speculative and may result in the loss of an investor’s entire investment. Only potential investors who are experienced in high risk investments and who can afford to lose their entire investment should consider an investment in our common shares. Additional risks not currently known to us or that we currently deem immaterial may also impair our operations.

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

ITEM 1.B—UNRESOLVED STAFF COMMENTS

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

Vitran operates 124 facilities, 23 of which are located in Canada and 101 of which are located in the United States. The Company’s LTL segment operates 107 terminals with a total of 3,424 loading doors in the United States and with a total of 591 loading doors in Canada. The 10 largest operating terminals in Vitran’s LTL segment, in terms of the number of loading doors, are listed below.

Terminals	Doors	Owned/Leased
Toronto	134	Owned
Indianapolis	116	Owned
Toledo	101	Owned
Louisville	100	Leased
Charlotte	96	Leased
Montreal	85	Owned
Vancouver	85	Owned
Chicago	84	Leased
Pittsburgh	80	Owned
Memphis	80	Owned

SCO operates 16 facilities, five in Canada, and 11 in the United States, for major retailers in their respective markets. SCO has approximately 2.1 million square feet of warehouse and distribution space under management at December 31, 2012.

As at December 31, 2012, the Company’s LTL operation operated 10,349 pieces of owned or leased rolling stock. The Company primarily purchases or utilizes operating lease facilities for the acquisition of new rolling stock for its operations; however, the Company occasionally purchases pre-owned equipment that meets its specifications. As at December 31, 2012, the Company’s LTL operation owned or leased the following equipment.

	Owned	Leased
Tractors	1,352	1,085
Trailers	4,565	2,387
Containers	483	29
Chassis	448	—

Total	6,848	3,501

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

ITEM 4—MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5—MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF SECURITIES

Description of Share Capital

At December 31, 2012, there was an unlimited number of common shares authorized and 16,399,241 common shares issued and outstanding. The holders of the common shares are entitled to one vote for each common share on all matters voted on at any meetings of Vitran’s shareholders, to any dividends that may be declared by the Company’s Board of Directors thereon, and in the event of the liquidation, dissolution or winding up of the Company, will be entitled to receive the remaining property.

Vitran’s common shares trade on the Toronto Stock Exchange (“TSX”) and the NASDAQ Global Select Market under the symbols VTN and VTNC, respectively. On February 19, 2013, there were approximately 43 registered holders of record of the Company’s common shares. Because many of such shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

Vitran did not pay any dividends on common shares in fiscal 2012 and 2011. The Board of Directors is responsible for determining the Company’s dividend policy.

The following table sets forth the high and low bid prices of our common stock for the periods indicated, as reported by the TSX and the NASDAQ:

	TSX			NASDAQ
Quarter	High	Low	Volume	High	Low	Volume
	(in Canadian dollars)			(in United States dollars)
2012
Fourth Quarter	$6.22	$4.16	1,047,600	$6.53	$4.12	3,223,000
Third Quarter	$6.17	$3.60	234,800	$6.20	$3.64	5,777,800
Second Quarter	$8.75	$6.10	37,600	$8.95	$5.72	1,797,700
First Quarter	$8.50	$5.55	82,000	$8.67	$5.53	3,325,800
2011
Fourth Quarter	$6.25	$3.91	228,000	$6.42	$3.66	5,469,200
Third Quarter	$13.35	$3.95	493,300	$14.34	$3.84	5,947,400
Second Quarter	$15.15	$12.38	137,500	$16.00	$12.55	3,020,800
First Quarter	$14.80	$11.86	64,500	$15.00	$11.78	3,011,700

	TSX			NASDAQ
2012 Monthly	High	Low	Volume	High	Low	Volume
	(in Canadian dollars)			(in United States dollars)
December	$4.88	$4.41	1,025,200	$5.04	$4.33	1,218,300
November	$5.52	$4.16	5,100	$5.79	$4.12	745,600
October	$6.22	$4.89	17,300	$6.53	$4.76	1,259,100
September	$5.85	$3.60	157,500	$6.00	$3.64	2,739,600
August	$4.75	$3.96	55,800	$4.64	$3.98	1,052,100
July	$6.17	$4.66	21,500	$6.20	$4.50	1,986,100
June	$7.32	$6.10	6,100	$7.09	$5.72	433,900
May	$8.43	$6.64	20,700	$8.65	$6.37	700,200
April	$8.75	$7.89	10,800	$8.95	$7.48	663,600
March	$8.50	$7.64	32,200	$8.67	$7.50	837,400
February	$8.31	$6.66	19,300	$8.31	$6.69	1,450,100
January	$7.22	$5.55	30,500	$7.39	$5.53	1,038,300

Stock Option Plan

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	742,800	$11.80	31,100
Equity compensation plans not approved by security holders	—	—	—
Total (1)	742,800	$11.80	31,100

(1)	As at December 31, 2012.

Vitran maintains a stock option plan to assist in attracting, retaining and motivating its directors, officers and employees. The details of the Company’s authorized stock option plan are described in Note 9 of the Consolidated Financial Statements.

Issuer Purchases of Equity Securities

None.

Recent Sales of Unregistered Securities

None.

Transfer Agents

Computershare Investor Services Inc.	Montreal, Toronto	Canada
Computershare Trust Company Inc.	Denver	United States

ITEM 6—SELECTED FINANCIAL DATA

The following selected financial data is derived from and should be read in conjunction with the Consolidated Financial Statements and Notes under Item 8 of this Annual Report on Form 10-K. For a summary of quarterly financial data for fiscal 2012 and 2011, please see the Supplemental Schedule of Quarterly Financial Information included in the Consolidated Financial Statements. The selected financial data should also be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Selected Financial Data (Thousands of dollars, except per share amounts)

Year	2012	2011	2010	2009	2008
Statements of Income
Revenue	$702,914	$686,242	$581,594	$519,215	$610,933

Impairment of goodwill(1)	—	—	—	—	107,351

Loss from continuing operations (2)	(37,852)	(14,584)	(52)	(6,680)	(103,012)

Net loss from continuing operations(3)	(42,626)	(20,780)	(42,362)	(8,720)	(75,628)

Net income from discontinued operations	6,651	6,767	2,180	4,748	4,403

Net loss	$(35,975)	$(14,013)	$(40,182)	$(3,972)	$(71,225)

Loss per share basic and diluted:
Net loss from continuing operations	$(2.60)	$(1.27)	$(2.60)	$(0.61)	$(5.61)
Net loss	$(2.19)	$(0.86)	$(2.47)	$(0.28)	$(5.28)
Weighted average number of shares	16,391,252	16,326,760	16,277,522	14,293,747	13,485,132

Balance Sheets
Assets:

Property and equipment, net	$131,640	$123,521	$130,394	$134,817	$139,989
Intangible assets	2,707	4,773	6,954	9,170	11,401
Goodwill	5,579	5,458	5,581	5,281	5,420
Other assets	98,571	108,506	102,593	145,070	136,782

Total assets	$238,497	$242,258	$245,522	$294,338	$293,592

Liabilities and Stockholders’ Equity:
Other liabilities	$86,843	$90,213	$96,837	$85,595	$88,872
Long-term debt	101,997	67,072	49,838	72,956	93,477

Total stockholders’ equity	$49,657	$84,973	$98,847	$135,787	$111,243

Total commitments under operating leases	$88,039	$75,777	$47,253	$48,440	$27,009

Notes:

(1)	Vitran recorded a pre-tax non-cash goodwill impairment charge of $107.4 million at December 31, 2008. The assessment of the Company’s goodwill for impairment is discussed further in Item 7 under “Critical Accounting Policies and Estimates.”
(2)	Vitran recorded a loss on sale of properties and a write-down to estimated fair value for held for sale properties totaling $2.1 million in 2011.
(3)	Vitran recorded a non-cash tax expense of $38.9 million to establish a valuation allowance for deferred tax assets related to net operating losses and tax deductible goodwill in the United States.
(4)	Operating ratio (“OR”) is a non-GAAP financial measure which does not have any standardized meaning prescribed by GAAP. OR is the sum of total operating expenses minus goodwill impairment charge, divided by revenue. OR excludes the impact of the goodwill impairment charge. OR allows management to measure the Company and its various segments’ operating efficiency. OR is a widely recognized measure in the transportation industry which provides a comparable benchmark for evaluating the Company’s performance compared to its competitors. Investors should also note that the Company’s presentation of OR may not be comparable to similarly titled measures by other companies. OR is calculated as follows:

	Year ended December 31,
	2012	2011	2010	2009	2008
Total operating expenses	$740,766	$700,826	$581,646	$525,895	$713,945
Goodwill impairment charge	—	—	—	—	(107,351)

Adjusted operating expense	740,766	700,826	581,646	525,895	606,594

Revenue	$702,914	$686,242	$581,594	$519,215	$610,933

Operating ratio (“OR”)	105.4%	102.1%	100.0%	101.3%	99.3%

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

These forward-looking statements contain forward-looking statements regarding, but not limited to, the following:

•

the Company’s expectation that the sale of the SCO business will close on or before March 1, 2013 based on the agreement signed on February 12, 2013 and that Legacy will close its financing to fund the purchase price;

•	the Company’s expectation that efficiencies and optimization of technology within the U.S. LTL business unit will reduce salaries, wages and employee benefits expense as a percentage of revenue;

•	the Company’s expectation that revenue per hundredweight will increase in upcoming quarters as the freight mix and internal leadership in the pricing department impacts the LTL segment;

•	the Company’s expectation that it will be able to reduce maintenance expense as a percentage of revenue;

•	the Company’s expectation that operating initiatives implemented will continue to improve productivity and service levels within the U.S. LTL business unit;

•	the Company’s expectation that fuel economy will continue to improve moderately and as a result fuel costs will decrease;

•	the Company’s expectation that operational improvements within the U.S. LTL business unit will have a positive impact on future financial results;

•	the Company’s expectation that activity levels will improve;

•	the Company’s ability to maintain DSO below 40 days;

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

OVERVIEW

Vitran Corporation Inc. (“Vitran” or the “Company”) is a leading, predominantly non-union, provider of freight surface transportation and related supply chain services throughout Canada and in 34 states in the eastern, southeastern, central, southwestern and western United States. These services are provided by stand-alone business units within their respective regions. Depending on a customer’s needs, the units can operate independently or in a complementary manner. As is more fully described in Item 1 “Business”, the LTL segment transports shipments in less-than-full trailer load quantities through freight service center networks.

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

The long-term mission of the Company is to build a premier North American transportation infrastructure in both Canada and the United States offering regional, inter-regional, national, and transborder LTL services.

In 2010, Vitran divested of substantially all of the rolling stock of its Truckload business. The Truckload business delivered full trailer loads point to point on a predominantly short-haul basis. This operation was not connected to the LTL segment and was not considered strategic to the continuing operations of Vitran.

On February 19, 2011, Vitran acquired selected assets of Milan Express Inc.’s LTL division, a private LTL carrier headquartered in Milan, Tennessee. With the acquisition of Milan, Vitran added 19 service centers, including expanded and new state coverage in Alabama, Georgia, Mississippi, North Carolina and South Carolina.

On February 12, 2013, Vitran signed an agreement to sell its SCO services business to Legacy for $97.0 million in cash, subject to working capital adjustments. The sale of the SCO business is expected to close by March 1, 2013, upon completion of the purchaser’s financing, and is subject to customary conditions for this type of transaction. A portion of the proceeds from the sale will be used to fully reduce Vitran’s debt under its revolving credit facility, except for outstanding letters of credit, and to support the development of Vitran’s LTL operation. The operating results of the SCO segment have been recorded as a discontinued operation.

EXECUTIVE SUMMARY

The 2012 fiscal year marked a difficult yet extremely exciting year for Vitran. Although the Company operated through a number of challenges in its U.S. LTL business unit, a foundation has been built to recover the operating results of this business unit in 2013. Notwithstanding the U.S. LTL business unit, Vitran’s other business units prospered operationally in 2012 and as a whole, Vitran had a number of important accomplishments:

•	completed the construction of a new terminal in Winnipeg, Manitoba and subsequently financed the facility by adding it to the portfolio of the Company’s Canadian real estate term credit facility;

•	enhanced liquidity by obtaining a new real estate term facility secured by 18 of the Company’s U.S. transportation terminals;

•	the CDN LTL business continued to post solid results in 2012;

•	completed the build-up of the new U.S. LTL management and leadership team;

•	introduced new enhanced technology to the U.S. LTL operations; and

•	focus on North American LTL business with divestiture of SCO.

These achievements were the result of tireless effort and support from the management, office staff and most importantly, the front line drivers and dock workers at Vitran.

RESULTS OF OPERATIONS

2012 COMPARED TO 2011

CONSOLIDATED RESULTS

The following table summarizes the Consolidated Statements of Income (Loss) for the three years ended December 31:

(in thousands of dollars)	2012	2011	2010	2012 vs 2011		2011 vs 2010

Revenue	$702,914	$686,242	$581,594	2.4%		18.0%
Salaries, wages and employee benefits	305,033	283,363	241,200	7.6%		17.5%
Purchased transportation	104,447	109,133	99,222	(4.3%)		10.0%
Depreciation and amortization	15,435	14,969	16,748	3.1%		(10.6%)
Maintenance	34,201	32,217	25,603	6.2%		25.8%
Rents and leases	33,823	26,321	18,104	28.5%		45.4%
Owner operators	48,345	46,905	42,889	3.1%		9.4%
Fuel and fuel related expenses	135,365	130,294	87,105	3.9%		49.6%
Other operating expenses	64,352	55,679	50,916	15.6%		9.4%
Other loss (income)	(235)	1,945	(141)	(112.1%)		(1,479.4%)

Loss from continuing operations	(37,852)	(14,584)	(52)	159.5%		27,946.2%
Interest expense, net Income tax expense (recovery)	5,417 (643)	6,808 (612)	7,325 34,985	(20.4 5.1	%) %	(7.1 (101.7	%) %)

Net loss from continuing operations	(42,626)	(20,780)	(42,362)	105.1%		(50.9%)

Net income from discontinued operations	6,651	6,767	2,180	(1.7%)		210.4%

Net loss	$(35,975)	$(14,013)	$(40,182)	156.7%		(65.1%)

	2012	2011	2010	2012 vs 2011		2011 vs 2010
Loss per share:
Basic and diluted – continuing operations	$(2.60)	$(1.27)	$(2.60)	104.7%		(51.2%)
Basic and diluted – net loss	$(2.19)	$(0.86)	$(2.47)	154.7%		(65.2%)

Operating ratio(1)	105.4%	102.1%	100.0%

Financial Overview

Revenue increased by 2.4% to $702.9 million in 2012 from $686.2 million in 2011. Revenue for the 2012 year was impacted by a stronger Canadian dollar and an increase in fuel surcharge revenue accounting for approximately $2.8 million of the revenue improvement. Excluding the impact of fuel surcharge revenue and a stronger Canadian dollar, 2012 revenue compared to 2011 improved 2.0%. Shipments and tonnage increased 1.8% and 0.5% respectively compared to 2011.

Salaries, wages and employee benefits increased 7.6% to $305.0 million for 2012 compared to $283.4 million in 2011. This compares with a 1.1% increase in employee headcount compared to 2011. Furthermore, management committed to its U.S. LTL business unit employees to return a quarter of the 2008 5% wage reduction at the commencement of each calendar quarter in 2011, therefore, the full impact of the 5% wage increase is included for a full year in 2012. In addition, the Company has increased wage rates in certain parts of the U.S. to attract and retain drivers. Salary, wages and employee benefit expenses in 2013 should outpace the prior year expenses, but as management improves efficiencies within the U.S. LTL business unit, it is expected to decline on a percentage of revenue basis.

Purchased transportation decreased 4.3% in 2012 compared to 2011 due to a decrease in the use of purchased transportation in the U.S. LTL business unit. The revamped linehaul structure in the U.S., along with a concerted effort to reduce purchased miles, decreased purchased transportation costs during the year compared to 2011. It is management’s intention to replace purchased transportation with company drivers and equipment as lane density, revenue per hundredweight and financial results appear sustainable and warrant the commitment to company drivers and the investment in equipment.

Depreciation and amortization expense increased 3.1% for 2012 compared to 2011, and is primarily attributable to the purchase of rolling stock, dock equipment and buildings in 2012. The Company expects to purchase more rolling stock as financial performance improves and therefore expects depreciation expense to increase in coming years.

Maintenance expense increased 6.2% to $34.2 million for 2012 compared to $32.2 million for 2011. As a percentage of revenue, maintenance expense increased to 4.9% compared to 4.7% for 2011. However, on a sequential basis maintenance expense as a percentage of revenue was comparable in the fourth quarter of 2012 compared to the third quarter of 2012. Management is focused on reducing this expense and it is management’s expectation that the Company will reduce its maintenance costs as a percentage of revenue in future periods.

Rents and leases expense increased 28.5% for 2012 compared to 2011. The increase is attributable to the 400 new tractors received in 2011, 200 new tractors received by the U.S. LTL business unit in 2012 and 950 new trailers received in 2012 within the LTL segment.

Owner operator expenses increased 3.1% for 2012 compared to 2011, driven by the increase in owner operator expenses in the Canadian LTL business unit due to increased activity levels compared to 2011.

Fuel and fuel-related expenses increased 3.9% for 2012 compared to 2011. The average price of diesel increased approximately 2.8% in 2012 compared 2011. Furthermore, the Company’s fuel consumption increased due to the increase in activity as indicated by the 1.8% increase in shipments within the LTL segment. Management expects to receive moderately improved fuel economy from improved operating practices in future periods.

The Company incurred net interest expense of $5.4 million in 2012 compared to interest expense of $6.8 million in 2011. Included in interest expense in 2011 is $1.0 million of deferred financing costs that were written off related to the previous senior term and revolving credit facilities. The Company’s balance sheet debt net of cash at December 31, 2012 is $32.4 million greater than December 31, 2011. However, the Company’s interest rate spread on its revolving and term debt was on average 44 basis points less than 2011.

In accordance with Financial Accounting Standard Board (“FASB”) Accounting Standard Codification (“FASB ASC”) 740-10, included in the 2010 tax expense is the recognition of a $39.6 million valuation allowance for all U.S. deferred tax assets. As required by this standard, the Company increased the valuation allowance by $15.5 million, which would have been the tax recovery attributable to the Company’s U.S. based companies for 2012. Consequently, the Company recorded a consolidated tax recovery of $0.6 million in 2012. The majority of the deferred tax assets were for timing differences related to tax deductible goodwill and net loss carryforwards. The net operating loss carryforwards will begin to expire in 2027 and will continue to be available to offset future years taxable income. Management believes the Company will generate sufficient taxable income to use these losses in the future, but not to the level of certainty required by FASB ASC 740-10.

Net loss from continuing operations was $42.6 million for 2012 compared to a net loss from continuing operations of $20.8 million in 2011. This resulted in basic and diluted loss per share from continuing operations of $2.60 for the current year compared to a loss per basic and diluted share from continuing operations of $1.27 in 2011. Income from discontinued operations was $6.7 million in 2012 compared to $6.8 million in 2011. Therefore, the Company posted a net loss of $36.0 million for 2012 compared to a net loss of $14.0 million in 2011. This resulted in a basic and diluted loss per share of $2.19 for the current year compared to a loss per basic and diluted share of $0.86.

FASB Accounting Standard Update (“ASU”) No. 2011-08 “Testing Goodwill for Impairment” permits entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. FASB ASU Update No. 2011-08 was adopted by the Company on January 1, 2012.

FASB ASU No. 2011-05 “Presentation of Comprehensive Income” requires entities to present net income and comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and comprehensive income. FASB has amended ASU No. 2011-05 with ASU 2011-12, which defers the effective date of certain requirements outlined in FASB ASU No. 2011-05 until further deliberated and reinstates the requirements for presentation of reclassifications out of accumulated other comprehensive income that were in place before the issuance of FASB ASU No. 2011-05. FASB ASU No. 2011–5 was adopted by the Company on January 1, 2012.

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

FASB ASU No. 2013-02 “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” requires expanded disclosures for amounts reclassified out of accumulated other comprehensive income by component. The guidance requires the presentation of amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, a cross-reference to other disclosures that provide additional detail about those amounts is required. The guidance is to be applied prospectively for reporting periods beginning after December 15, 2012. The new guidance affects disclosures only and will have no impact on the Company’s results of operations or financial position.

Operations Overview

	2012	2011	2010	2012 vs 2011	2011 vs 2010
Number of shipments(2)	4,374,202	4,295,432	3,946,952	1.8%	8.8%
Weight (000s of lbs)(3)	6,432,070	6,402,437	5,867,822	0.5%	9.1%
Revenue per shipment(4)	$160.70	$159.76	$147.35	0.6%	8.4%
Revenue per hundredweight(5)	$10.93	$10.72	$9.91	2.0%	8.2%

Shipments per day in the U.S. LTL business unit increased 2.0% for 2012 compared to 2011, however, decreased 8.4% in the fourth quarter of 2012 compared to the same quarter a year ago. This is attributable to softness in the U.S. market and management’s internal focus on improving operations in the U.S. LTL business unit. On a year-over-year basis, 2012 compared to 2011, average length of haul increased 1.0% and average revenue per hundredweight increased 1.9%. Management expects the revenue per hundredweight to increase in the upcoming quarters as the pricing environment continues to favor LTL carriers in the North American market place.

The U.S. LTL business unit had a challenging year operationally in 2012 and did not perform to management’s expectations. However, the focus in 2012 was on creating a management structure, operational improvements and technological enhancements, the purpose being to lay a foundation for operating results improvements in 2013.

There were a number of important initiatives completed in 2012. First, the U.S. LTL business unit added key personnel to leadership positions throughout the organization. This initiative was completed in August 2012 with a number of experienced executives joining the leadership team. Second, the restructuring of the business unit’s linehaul network was also completed during the year. This initiative has positively resulted in reduced miles, increase in weight per trailer and improved efficiencies in some key areas of operations. Third, is the technology introduction into the business unit throughout 2012. The customer experience has been greatly improved with the introduction of tablet technology to the pick-up and delivery team and an improved dispatch interface. In addition, new technology was introduced to the operations team in the fourth quarter of 2012 to continue to improve operating efficiencies and customer service levels. The technology has given the leadership team visibility into operations to accurately measure and optimize processes, and in combination with all the initiatives completed and underway, forms the foundation for improved operating efficiencies and customer service levels.

The Canadian LTL business unit posted a solid 2012 benefiting from a strong Canadian economy and a stable operation compared to the U.S. LTL business unit.

It is management’s expectation that as the use of the new technology is optimized, the U.S. LTL business unit gains traction from a new operations leadership group and the adoption of all the new systems and processes, the Company will improve customer service levels, sales and operating efficiency. Lastly, management believes that with additional density gains, continued momentum in the North American pricing environment, combined with a continued focus on operational improvements, the LTL segment is well positioned to improve income from operations over the long-term.

RESULTS OF OPERATIONS

2011 COMPARED TO 2010

CONSOLIDATED RESULTS

Financial Overview

Revenue increased by 18.0% to $686.2 million in 2011 from $581.6 million in 2010. Revenue for the 2011 year was impacted by a stronger Canadian dollar and an increase in fuel surcharge revenue accounting for approximately $48.4 million of the consolidated revenue improvement. Excluding the impact of fuel surcharge revenue and a stronger Canadian dollar, 2011 revenue compared to 2010 improved 9.7%. Revenue net of fuel surcharge was impacted by the additional business from the Milan acquisition on February 19, 2011 as indicated by the increase in shipments and tonnage of 8.8% and 9.1% respectively compared to 2010.

Salaries, wages and employee benefits increased 17.5% to $283.4 million for 2011 compared $241.2 million in 2010. Employee headcount was expected to increase by approximately 600 individuals resulting from the acquisition of the Milan LTL assets on February 19, 2011. However, headcount increased approximately 1,000 employees to handle the increase in business and to recover from the acquired backlog of freight at Milan. Furthermore, management committed to its U.S. LTL business unit employees to return a quarter of the 2008 5% wage reduction at the commencement of each calendar quarter in 2011. As of December 31, 2011 four quarterly increases of 1.25% have been issued.

Purchased transportation increased 10.0% in 2011 compared to 2010 due to an increase in LTL segment activity as indicated by the 8.8% increase in shipments and the 3.1% increase in length of haul within the U.S. LTL business unit. Furthermore, the acquisition of Milan on February 19, 2011 required additional purchased transportation to service Vitran’s expanded geographic footprint. Intermodal shipments in the Canadian LTL business unit increased 2.5%, requiring additional railway transportation expense compared to the 2010 comparative period. The Company’s U.S. LTL business received 400 additional tractors near the end of the second quarter and beginning of the third quarter of 2011. The additional tractors, along with a concerted effort to reduce purchased miles, decreased purchased transportation costs as a percentage of revenue within the U.S. LTL business unit in the fourth quarter of 2011 compared to the third quarter of 2011.

Depreciation and amortization expense declined 10.6% for 2011 compared to 2010, and is primarily attributable to the sale of rolling stock and buildings during the year. Furthermore, cash capital expenditures have also been lower than historical trends over the past 2 years resulting in less depreciation expense.

Maintenance expense increased 25.8% to $32.2 million for 2011 compared to $25.6 million for 2010. Additional maintenance expense for the Milan acquired fleet and continued focus on the Company’s preventative maintenance program increased maintenance expense as a percentage of revenue to 4.7% compared to 4.4% for 2010.

Rents and leases expense increased 45.4% for 2011 compared to 2010. The increase is a result of the aforementioned new tractors, leased equipment added in the Milan acquisition as well as the new short-term leased facilities in the newly acquired territory. In addition, the U.S. LTL business unit expanded into new leased facilities in South Plainfield, NJ and Louisville, KY at the beginning of the 2011 fourth quarter.

Owner operator expenses increased 9.4% for 2011 compared to 2010, attributable to the increase in owner operator expenses in the Canadian LTL business unit as a result of increased activity levels compared to 2010.

Fuel and fuel-related expenses increased 49.6% for 2011 compared to 2010. The average price of diesel increased approximately 27.6% in 2011 compared 2010. Furthermore, the LTL segment’s consumption increased due to the increase in activity as indicated by the 8.8% improvements in shipments and the expanded fleet and territory attributable to the Milan acquisition.

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

In accordance with Financial Accounting Standard Board (“FASB”) Accounting Standard Codification (“FASB ASC”) 740-10, included in the 2010 tax expense is the recognition of a $39.6 million valuation allowance for all U.S. deferred tax assets. As required by this standard, the Company increased the valuation allowance by $8.7 million, which would have been the tax recovery attributable to the Company’s U.S. based companies for 2011. Consequently, the Company recorded a consolidated tax recovery of $0.6 million in 2011. The majority of the deferred tax assets were for timing differences related to tax deductible goodwill and net loss carryforwards. The net operating loss carryforwards will begin to expire in 2027 and will continue to be available to offset future years taxable income. Management believes the Company will generate sufficient taxable income to use these losses in the future, but not to the level of certainty required by FASB ASC 740-10.

Net loss from continuing operations was $20.8 million for 2011 compared to a net loss from continuing operations, including the aforementioned tax valuation allowance, of $42.4 million in 2010. This resulted in basic and diluted loss per share from continuing operations of $1.27 for the current year compared to a loss per basic and diluted share from continuing operations of $2.60 in 2010. Income from discontinued operations was $6.8 million in 2011 compared to $2.2 million in 2010. Therefore, the Company posted a net loss of $14.0 million for 2011 compared to a net loss of $40.2 million in 2010. This resulted in a basic and diluted loss per share of $0.86 for the current year compared to a loss per basic and diluted share of $2.47.

Operations Overview

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

LIQUIDITY AND CAPITAL RESOURCES

Cash flow from continuing operations consumed $16.2 million in 2012 compared to $3.2 million in 2011. The Company generated an increased net loss from continuing operations in 2012 compared to 2011. Accounts receivable, the critical influencer for working capital changes at a transportation company, decreased at December 31, 2012 compared to December 31, 2011 due to a decrease in fourth quarter revenue and increased collections compared to the same period in 2011. The Company’s average days sales outstanding (“DSO”) improved to 39.3 days compared to 40.0 days at December 31, 2011.

The Company’s future operating cash flows are largely dependent upon the Company’s profitability and its ability to manage its working capital requirements, primarily accounts receivable, accounts payable, and wage and benefit accruals.

On February 12, 2013, the Company reached an agreement to sell its SCO business to Legacy for U.S. $97.0 million in cash, subject to certain working capital adjustments. The sale is expected to close March 1, 2013, upon completion of the purchaser’s financing, and is subject to customary conditions for this type of transaction. Vitran intends to use a portion of the net proceeds from this transaction to fully reduce its outstanding debt under its senior revolving credit facility, and will have approximately $50.0 million of remaining cash on the balance sheet.

On October 31, 2012, the Company added the newly constructed Winnipeg, MB facility to its Canadian real estate term facility. The proceeds to the Company were Cdn. $5.5 million at a fixed interest rate of 4.3% and 25-year amortization. The new drawdown will mature commensurate with the existing Canadian real estate term facility on November 30, 2018.

In the fourth quarter of 2012 Vitran received a commitment for up to a $33.0 million U.S. real estate term facility secured by specific real estate in the United States subject to customary due diligence including environmental assessments. On December 28, 2012, Vitran entered into the first 15 year U.S. real estate term facility for $16.8 million, secured by 18 of the U.S transportation facilities. The new U.S. real estate term facility has an average fixed interest rate of 4.875% adjusted every three to five years and a 15 year amortization period. On January 22, 2013, the Company entered into a second 15 year U.S. real estate term facility for $7.0 million, secured by an additional seven of the U.S. transportation facilities on the same aforementioned terms.

At December 31, 2012, interest-bearing debt was $105.3 million consisting of $31.7 million drawn under the syndicated asset based revolving credit facility, $67.3 million of real estate term debt and $6.3 million of capital leases. At December 31, 2011, interest-bearing debt was $73.9 million consisting of $21.9 million drawn under the syndicated asset based revolving credit facility, $45 million of real estate term debt, $3.5 million of term debt and $3.5 million of capital leases.

During the year, the Company repaid $4.5 million of term debt, $3.0 million of capital leases and drew down $9.8 million under its revolving credit facilities. At December 31, 2012, the Company had $19.0 million of availability in its revolving credit facility, net of outstanding letters of credit to achieve its future operational and capital objectives.

The Company generated $2.2 million in proceeds and a gain of $0.2 million, on the divestiture of surplus facilities in Springfield, MS; Louisville, KY; Toledo, OH; and Flint, MI, as well as miscellaneous equipment throughout the year. Capital expenditures amounted to $22.4 million for 2012 and were primarily funded out of proceeds from the Winnipeg real estate term facility, capital leases and the revolving credit facility. The capital expenditures in 2012 were for a facility in Memphis, TN, construction of the Winnipeg, MB facility, rolling stock, dock equipment and information technology expenditures.

The table below sets forth the Company’s capital expenditures for the years ended December 31, 2012, 2011 and 2010.

(in thousands of dollars)	Year ended December 31,
	2012	2011	2010

Real estate and buildings	$8,644	$4,647	$4,954
Tractors	5,841	1,081	722
Trailing fleet	1,921	250	1,141
Information technology	943	913	331
Leasehold improvements	1,286	254	326
Other equipment	3,764	1,815	796

Total	$22,399	$8,960	$8,270

Management estimates that cash capital expenditures for the 2013 fiscal year will be between $10.0 million and $15.0 million. The Company may enter into operating leases to fund the acquisition of specific equipment should the business levels exceed the current equipment capacity of the Company. The Company expects to finance its capital requirements with cash flow from operations, operating leases and, if required, its $19.0 million of unused credit facilities.

The Company has contractual obligations that include long-term debt consisting of term debt facilities, revolving credit facilities, capital leases for operating equipment and off-balance sheet operating leases primarily consisting of tractor, trailing fleet and real estate leases. Operating leases form an integral part of the Company’s financial structure and operating methodology as they provide an alternative cost-effective and flexible form of financing. The following table summarizes our significant contractual obligations and commercial commitments as of December 31, 2012:

(in thousands of dollars)		Payments due by period
Contractual Obligations	Total	2013	2014 & 2015	2016 & 2017	Thereafter

Real estate facility	67,287	1,877	4,167	4,574	56,669
Revolving credit facilities	31,750	Nil	31,750	Nil	Nil
Capital lease obligations	6,299	1,462	2,514	1,956	367
Estimated interest payments (1)	22,764	4,353	7,293	5,719	5,399

Sub-total	$128,100	$7,692	$45,724	$12,249	$62,435
Off-balance sheet commitments
Operating leases	88,039	26,698	39,782	16,145	5,414

Total contractual obligations	$216,139	$34,390	$85,506	$28,394	$67,849

(1)	The Company has estimated its interest obligation on its fixed and variable rate obligations. For fixed rate debt, the fixed rate was used to determine the interest rate obligation. For variable rate debt, the variable rate in place at December 31, 2012 was used to determine the total interest obligation.

In addition to the above-noted contractual obligations, as at December 31, 2012 the Company utilized the revolving credit facility for standby letters of credit of $21.1 million. The letters of credit are used as collateral for self-insured retention of insurance claims. Export Development Canada (“EDC”), a Crown corporation wholly owned by the government of Canada, provides guarantees up to $12.2 million on LOC’s to the Company’s syndicated lenders. In so doing, the Company’s definition of available debt in the associated revolving credit agreement excludes LOC’s guaranteed by the EDC.

A significant decrease in demand for our services could limit the Company’s ability to generate cash flow and affect its profitability. The Company’s asset-based revolving credit agreement is subject to financial maintenance tests that trigger when certain events occur, that will require the Company to achieve stated levels of financial performance, which, if not achieved, could cause an acceleration of the payment schedules. Should the current macro-economic environment destabilize, and if triggered, the Company may fail to comply with the aforementioned debt covenants within the next twelve months. Assuming no significant decline in business levels or financial performance, Management expects that existing working capital, together with cash from the pending sale of the SCO business, and available revolving credit facilities, will be sufficient to fund operating and capital requirements as well as service the contractual obligations.

OUTLOOK

The 2012 fiscal year was another challenging year for the Company, however, also at the same time an exciting year for the organization as the foundation has been laid for future success. Management expects to close the sale of SCO by March 1, 2013 which will strengthen the balance sheet of Vitran.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Revenue Recognition

The Company’s LTL operations recognize revenue upon the delivery of the related freight and direct shipment costs as incurred. Transportation services not completed at the end of a reporting period, revenue is recognized based on relative transit time in each period with expenses recognized as incurred. Critical revenue-related policies and estimates for the Company’s LTL business unit relate to revenue adjustments and allowance for doubtful accounts. Critical revenue-related policies include allowance for doubtful accounts. At December 31, 2012, the allowance for doubtful accounts was $2.5 million or approximately 3.6% of total trade receivables. The Company believes that its revenue recognition policies are appropriate and that its revenue-related estimates and judgments provide a reasonable approximation of actual revenue earned.

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

Claims and Insurance Accruals

Claims and insurance accruals reflect the estimated ultimate total cost of claims, including amounts for claims incurred but not reported and future claims development, for cargo loss and damage, bodily injury and property damage, workers’ compensation, long-term disability and group health. In establishing these accrued expenses, management evaluates and monitors each claim individually and claim frequency. Factors such as historical experience, known trends and third party estimates help determine the appropriate reserves for the estimated liability. Changes in severity of previously reported claims, significant changes in the medical costs and legislative changes affecting the administration of the plans could significantly impact the determination of appropriate reserves in future periods. In Canada, the Company has a $50,000 deductible and in the United States

$350,000 self-insurance retention (“SIR”) per incident for auto liability, casualty and cargo claims. In the United States, the Company has a $500,000 SIR per incident for workers’ compensation and $250,000 SIR per incident for employee medical.

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

Goodwill and Intangible Assets

The Company performs its goodwill impairment test annually and more frequently if events or changes in circumstances indicate that an impairment loss may have occurred. Impairment is tested at the reporting unit level by assessing qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. In the event goodwill is determined to be impaired, a charge to earnings would be required. As at September 30, 2012, Vitran completed its annual goodwill impairment test and concluded that there was no impairment.

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

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the deferred tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Significant judgment is required in determining whether deferred tax assets will be realized in full or in part. If it were ever estimated that it is more likely than not that all or some portion of specific deferred tax assets will not be realized, a valuation allowance must be established for the amount of deferred tax assets that is estimated not to be realized. A valuation allowance for deferred tax assets of $63.9 million was recorded at December 31, 2012. Accordingly, if the facts or financial results were to change, thereby impacting the likelihood of realizing the deferred tax assets, judgment would have to be applied to estimate the amount of valuation allowance required in any given period.

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

(in thousands of dollars)		Payments due by period
Long-term debt	Total	2013	2014 & 2015	2016 & 2017	Thereafter

Variable Rate
Revolving credit facility	31,750	Nil	31,750	Nil	Nil
Average interest rate (LIBOR based)	2.96%		2.96%

Fixed Rate
Real estate facility	67,287	1,877	4,167	4,574	56,669
Interest Rate	4.75%	4.75%	4.75%	4.75%	4.75%
Capital lease obligations	6,299	1,462	2,514	1,956	367
Average interest rate	6.15%	6.15%	6.15%	6.15%	6.15%

Total	$105,336	$3,339	$38,431	$6,530	$57,036

The Company is exposed to foreign currency risk as fluctuations in the United States dollar against the Canadian dollar can impact the financial results of the Company. The Company’s Canadian operations realize foreign currency exchange gains and losses on United States dollar denominated revenue generated against Canadian dollar denominated expenses. Furthermore, the Company reports its results in United States dollars thereby exposing the results of the Company’s Canadian operations to foreign currency fluctuations. In addition, the Company’s United States dollar debt of $8.5 million is designated as a hedge of the investment in the United States’ self-sustaining foreign operations.

In addition to the information disclosed above, further information required by Item 7A of Form 10-K appears in Item 1.A and Item 7 of this Annual Report on Form 10-K under the headings “Risks and Uncertainties” and “Liquidity and Capital Resources”, respectively.

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Balance Sheets as of December 31, 2012 and 2011 and the Consolidated Statements of Income (Loss), Comprehensive Income (Loss), Shareholders’ Equity and Cash Flows for the years ended December 31, 2012, 2011 and 2010, are reported on by KPMG LLP, Chartered Accountants. These statements are prepared in accordance with United States GAAP.

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

The Board of Directors is responsible for ensuring that management fulfills its responsibility for financial reporting and is ultimately responsible for reviewing and approving the Consolidated Financial Statements. The Board appoints the Audit Committee, comprised of non-management directors, which meets with management and KPMG LLP, the external auditors, at least once a year to review, among other things, accounting policies, annual financial statements, the result of the external audit examination, and the management discussion and analysis included in the Annual Report on Form 10-K. The Audit Committee reports its findings to the Board of Directors so that the Board may properly approve the financial statements. Additional commentary on corporate governance will appear in the Company’s proxy statement for the 2013 Annual Meeting of its Shareholders, which is anticipated to be filed with the SEC within 120 days following the end of the fiscal year ended December 31, 2012, and the information therein is incorporated herein by reference.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Vitran Corporation Inc.

We have audited the accompanying consolidated balance sheets of Vitran Corporation Inc. as of December 31, 2012 and December 31, 2011, and the related consolidated statements of income (loss), comprehensive income (loss), shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2012. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedules included in Item 15(a)(2) of Form 10-K. These consolidated financial statements are the responsibility of Vitran Corporation Inc.’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vitran Corporation Inc. as of December 31, 2012 and December 31, 2011, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Vitran Corporation Inc.’s internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 19, 2013 expressed an unqualified opinion on the effectiveness of Vitran Corporation Inc.’s internal control over financial reporting.

/s/  KPMG LLP

Chartered Accountants, Licensed Public Accountants

Toronto, Canada

February 19, 2013

VITRAN CORPORATION INC.

Consolidated Balance Sheets

(Amounts in thousands of United States dollars)

December 31, 2012 and 2011

	2012	2011

Assets

Current assets:
Cash and cash equivalents	$233	$1,204
Accounts receivable	65,291	73,439
Inventory, deposits and prepaid expenses	10,131	10,819
Current assets of discontinued operations (note 2)	11,436	11,093
Deferred income taxes (note 8)	92	175

Total current assets	87,183	96,730

Property and equipment (note 4)	131,640	123,521
Intangible assets (note 5)	2,707	4,773
Goodwill (note 6)	5,579	5,458
Long-term assets of discontinued operations (note 2)	11,388	11,776

Total assets	$238,497	$242,258

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable and accrued liabilities (note 1(r))	$67,744	$66,378
Income and other taxes payable	517	912
Current liabilities of discontinued operations (note 2)	14,068	14,855
Current portion of long-term debt (note 7)	3,339	6,817

Total current liabilities	85,668	88,962

Long-term debt (note 7)	101,997	67,072
Deferred income taxes (note 8)	1,175	1,251

Shareholders’ equity:
Common shares, no par value, unlimited authorized, 16,399,241 and 16,331,241 issued and outstanding in 2012 and 2011, respectively (note 9)	99,954	99,746
Additional paid-in capital	5,708	5,334
Accumulated deficit	(60,889)	(24,914)
Accumulated other comprehensive income	4,884	4,807

Total shareholders’ equity	49,657	84,973

Lease commitments (note 14)
Contingent liabilities (note 16)
Subsequent events (note 17)

Total liabilities and shareholders’ equity	$238,497	$242,258

See accompanying notes to consolidated financial statements.

VITRAN CORPORATION INC.

Consolidated Statements of Income (Loss)

(Amounts in thousands of United States dollars, except per share amounts)

Years ended December 31, 2012, 2011 and 2010

	2012	2011	2010

Revenue	$702,914	$686,242	$581,594

Salaries, wages and other employee benefits	305,033	283,363	241,200
Purchased transportation	104,447	109,133	99,222
Depreciation and amortization	15,435	14,969	16,748
Maintenance	34,201	32,217	25,603
Rents and leases	33,823	26,321	18,104
Owner operators	48,345	46,905	42,889
Fuel and fuel related expenses	135,365	130,294	87,105
Other operating expenses	64,352	55,679	50,916
Other loss (income)	(235)	1,945	(141)

	740,766	700,826	581,646

Loss from continuing operations before the undernoted	(37,852)	(14,584)	(52)

Interest on long-term debt	(5,417)	(6,809)	(7,328)
Interest income	—	1	3

	(5,417)	(6,808)	(7,325)

Loss from continuing operations before income taxes	(43,269)	(21,392)	(7,377)

Income tax expense (recovery) (note 8)	(643)	(612)	34,985

Net loss from continuing operations	(42,626)	(20,780)	(42,362)

Discontinued operations, net of income taxes (note 2)	6,651	6,767	2,180

Net loss	$(35,975)	$(14,013)	$(40,182)

Income (loss) per share:

Basic and Diluted:
Loss from continuing operations	$(2.60)	$(1.27)	$(2.60)
Discontinued operations income	0.41	0.41	0.13
Net loss	(2.19)	(0.86)	(2.47)

Weighted average number of shares:
Basic	16,391,252	16,326,760	16,277,522
Diluted	16,391,252	16,326,760	16,277,522

See accompanying notes to consolidated financial statements.

VITRAN CORPORATION INC.

Consolidated Statements of Comprehensive Income (loss)

(Amounts in thousands of United States dollars)

Years ended December 31, 2012, 2011 and 2010

	2012	2011	2010
Net loss	$(35,975)	$(14,013)	$(40,182)

Other comprehensive income (loss):
Change in foreign currency translation adjustment (net of income tax expense (recovery) of ($7), ($333) and $516 for the years ended December 31, 2012, 2011 and 2010, respectively)	77	(818)	1,942
Change in unrealized fair value of derivatives designated as cash flow hedges (net of income tax expense of $146 and $246 for the years ended December 31, 2011 and 2010, respectively)	—	373	652

Other comprehensive income (loss)	$77	$(445)	$2,594

Comprehensive loss	$(35,898)	$(14,458)	$(37,588)

See accompanying notes to consolidated financial statements.

VITRAN CORPORATION INC.

Consolidated Statements of Shareholders’ Equity

(Amounts in thousands of United States dollars)

Years ended December 31, 2012, 2011 and 2010

	Common shares		Additional paid-in capital	Accumulated deficit	Accumulated Other comprehensive income (loss)	Total shareholders’ equity
	Number	Amount

December 31, 2011	16,331,241	$99,746	$5,334	$(24,914)	$4,807	$84,973
Shares issued upon exercise of employee stock options	68,000	208	(57)	—	—	151
Net loss	—	—	—	(35,975)	—	(35,975)
Other comprehensive income	—	—	—	—	77	77
Share-based compensation (note 9)	—	—	431	—	—	431

December 31, 2012	16,399,241	$99,954	$5,708	$(60,889)	$4,884	$49,657

	Common shares		Additional paid-in capital	Accumulated deficit	Accumulated Other comprehensive income (loss)	Total shareholders’ equity
	Number	Amount

December 31, 2010	16,300,041	$99,658	$4,838	$(10,901)	$5,252	$98,847
Shares issued upon exercise of employee stock options	31,200	88	(5)	—	—	83
Net loss	—	—	—	(14,013)	—	(14,013)
Other comprehensive loss	—	—	—	—	(445)	(445)
Share-based compensation (note 9)	—	—	501	—	—	501

December 31, 2011	16,331,241	$99,746	$5,334	$(24,914)	$4,807	$84,973

	Common shares		Additional paid-in capital	Retained Earnings (accumulated) deficit)	Accumulated Other Comprehensive income (loss)	Total shareholders’ equity
	Number	Amount

December 31, 2009	16,266,441	$99,584	$4,264	$29,281	$2,658	$135,787
Shares issued upon exercise of employee stock options	33,600	74	—	—	—	74
Net loss	—	—	—	(40,182)	—	(40,182)
Other comprehensive income	—	—	—	—	2,594	2,594
Share-based compensation (note 9)	—	—	574	—	—	574

December 31, 2010	16,300,041	$99,658	$4,838	$(10,901)	$5,252	$98,847

See accompanying notes to consolidated financial statements.

VITRAN CORPORATION INC.

Consolidated Statements of Cash Flows

(Amounts in thousands of United States dollars)

Years ended December 31, 2012, 2011 and 2010

	2012	2011	2010

Cash provided by (used in):

Operations:
Net loss	$(35,975)	$(14,013)	$(40,182)
Items not involving cash from operations:
Depreciation and amortization	15,435	14,969	16,748
Deferred income taxes	10	288	38,419
Loss (gain) on sale of property and equipment	(235)	1,945	(141)
Share-based compensation expense	431	501	574
Income on discontinued operations	(6,651)	(6,767)	(2,180)
Change in non-cash working capital components	10,787	(122)	88

Continuing operations	(16,198)	(3,199)	13,326
Discontinued operations	6,812	9,136	8,676

	(9,386)	5,937	22,002

Investments:
Purchases of property and equipment	(16,654)	(7,644)	(8,269)
Proceeds on sale of property and equipment	2,200	1,808	1,800
Proceeds on sale of selected Frontier assets	—	—	3,011
Acquisition of business assets	—	(1,737)	—

Continuing operations	(14,454)	(7,573)	(3,458)
Discontinued operations	(883)	6,138	(982)

	(15,337)	(1,435)	(4,440)

Financing:
Change in revolving credit facility and bank overdraft	9,830	18,920	(1,559)
Repayment of long-term debt	(4,490)	(16,000)	(14,480)
Proceeds from long-term debt	22,299	—	3,500
Repayment of capital leases	(2,968)	(3,610)	(4,358)
Financing costs	(980)	(2,286)	—
Issue of common shares upon exercise of stock options	151	83	74

	23,842	(2,893)	(16,823)

Effect of foreign exchange translation on cash	(90)	(405)	(739)

Increase (decrease) in cash and cash equivalents	(971)	1,204	—

Cash and cash equivalents, beginning of year	1,204	—	—

Cash and cash equivalents, end of year	$233	$1,204	$—

Change in non-cash working capital components:
Accounts receivable	$8,148	$(9,989)	$(4,475)
Inventory, deposits and prepaid expenses	1,668	601	1,118
Income and other taxes payable	(395)	613	(165)
Accounts payable and accrued liabilities	1,366	8,653	3,610

	$10,787	$(122)	$88

Supplemental cash flow information:
Interest paid	$4,452	$5,104	$6,471
Income taxes paid	3,677	2,410	2,553

Supplemental disclosure of non-cash transactions:
Capital lease additions	5,745	1,317	—

See accompanying notes to consolidated financial statements.

VITRAN CORPORATION INC.

Notes to Consolidated Financial Statements

(In thousands of United States dollars, except per share amounts where noted)

Years ended December 31, 2012, 2011 and 2010

1.	Significant accounting policies:

(a)	Description of the business:

Vitran Corporation Inc. (“Vitran” or the “Company”) is a North American provider of freight services to a wide variety of companies and industries. Vitran offers less-than-truckload (“LTL”) services throughout Canada and the United States.

The Company has entered into an agreement to sell its Supply Chain Operation (“SCO”) segment for cash proceeds of $97.0 million with an expected closing date of March 1, 2013. Further details of the sale are set out in Note 17, “Subsequent events”. As a result of the sale arrangement, the operating results of this segment have been recorded as a discontinued operation. A portion of the proceeds from the sale will be used to fully reduce the Company’s debt under its revolving credit facility, except for outstanding letters of credit, and to support the development of the Company’s LTL business.

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

VITRAN CORPORATION INC.

Notes to Consolidated Financial Statements

(In thousands of United States dollars, except per share amounts where noted)

Years ended December 31, 2012, 2011 and 2010

1.	Significant accounting policies (continued):

FASB ASU No. 2013-02 “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” requires expanded disclosures for amounts reclassified out of accumulated other comprehensive income by component. The guidance requires the presentation of amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, a cross-reference to other disclosures that provide additional detail about those amounts is required. The guidance is to be applied prospectively for reporting periods beginning after December 15, 2012. The new guidance affects disclosures only and will have no impact on the Company’s results of operations or financial position.

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

The Company recognizes revenue upon the delivery of the related freight and direct shipment costs as incurred. Revenue for transportation services not completed at the end of a reporting period is recognized based on relative transit time in each period with expenses recognized as incurred.

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

Years ended December 31, 2012, 2011 and 2010

1.	Significant accounting policies (continued):

Historical experience, trends and current information are used to update and evaluate the estimate. As at December 31, 2012, revenue adjustments as a percentage of revenue were not material.

(f)	Accounts receivable:

Accounts receivable are presented, net of allowance for doubtful accounts of $2.5 million at December 31, 2012 (2011 - $2.7 million).

(g)	Cash and cash equivalents:

Cash and cash equivalents include cash on account and short-term investments with original maturities of three months or less and are stated at cost, which approximates fair value.

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

The Company has certain assets that are classified as assets held for sale. These assets are carried on the balance sheet at the lower of the carrying amount or estimated fair value less cost to sell. Once an asset is classified as held for sale, there is no further depreciation taken on the asset. At December 31, 2012, the net book value of assets held for sale was approximately $2.1 million (2011 - $3.5 million).

This amount is included in property and equipment on the consolidated balance sheets. The Company recorded charges of $1.5 million for the year ended December 31, 2011 to reduce properties held for sale to estimated fair value less cost to sell. These charges are included in other loss (income) in the accompanying statements of consolidated income (loss).

VITRAN CORPORATION INC.

Notes to Consolidated Financial Statements

(In thousands of United States dollars, except per share amounts where noted)

Years ended December 31, 2012, 2011 and 2010

1.	Significant accounting policies (continued):

(k)	Goodwill and intangible assets:

FASB Accounting Standards Codification (“ASC”) 350 requires that goodwill and certain intangible assets be assessed for impairment on an annual basis and, more frequently, if indicators of impairment exist. In the event goodwill is determined to be impaired, a charge to earnings would be required. FASB ASU No 2011-08, Testing Goodwill for Impairment, permits entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. As at September 30, 2012, the Company completed its annual goodwill impairment test and concluded that there was no impairment. At December 31, 2012, the Company has not identified any indicators that would require re-testing for impairment.

Intangible assets consist of not-to-compete covenants and customer relationships and are amortized on a straight-line basis over their expected lives ranging from three to eight years. During 2012 and 2011, the Company has not identified any indicators that would require testing for an impairment.

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

Under the Company’s stock option plan, options to purchase common shares of the Company may be granted to key employees, officers and directors of the Company by the Board of Directors or by the Company’s Compensation Committee. There are 742,800 options outstanding under the plan. The term of each option is 10 years and the vesting period is five years. The exercise price for options is the trading price of the common shares of the Company on The Toronto Stock Exchange on the day of the grant. Note 9, “Common shares” provides supplemental disclosure for the Company’s stock options.

VITRAN CORPORATION INC.

Notes to Consolidated Financial Statements

(In thousands of United States dollars, except per share amounts where noted)

Years ended December 31, 2012, 2011 and 2010

1.	Significant accounting policies (continued):

(n)	Advertising costs:

Advertising costs are expensed as incurred. Advertising costs amounted to $264 in 2012 (2011 - $397; 2010 - $301).

(o)	Impairment of long-lived assets:

An impairment is recognized when the carrying amount of a long-lived asset to be held and used exceeds the sum of undiscounted cash flows expected from its use and disposal, and is measured as the amount by which the carrying amount of an asset exceeds its fair value. A long-lived asset should be tested when events or circumstances indicate that its carrying amount may not be recoverable. During 2012 and 2011, the Company has not identified any indicators that would require testing for an impairment.

(p)	Derivative instruments:

Derivative instruments are recognized on the consolidated balance sheets at fair value based on quoted market prices and are recorded in either current or non-current assets or liabilities based on their maturity. Changes in the fair values of derivatives are recorded in income or other comprehensive income, based on whether the instrument is designated as a hedge transaction and, if so, the type of hedge transaction. Gains or losses on derivative instruments reported in other comprehensive income are reclassified to income in the period the hedged item affects income. If the underlying hedged transaction ceases to exist, any associated amounts reported in other comprehensive income are reclassified into income at that time. Any ineffectiveness is recognized in income in the current year.

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

VITRAN CORPORATION INC.

Notes to Consolidated Financial Statements

(In thousands of United States dollars, except per share amounts where noted)

Years ended December 31, 2012, 2011 and 2010

1.	Significant accounting policies (continued):

(r)	Accounts payable and accrued liabilities:

	2012	2011

Accounts payable	$35,697	$36,083
Accrued wages and benefits	7,350	8,018
Accrued claims, self-insurance and workers’ compensation	14,261	10,592
Other	10,436	11,685

	$67,744	$66,378

(s)	Deferred share units:

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

VITRAN CORPORATION INC.

Notes to Consolidated Financial Statements

(In thousands of United States dollars, except per share amounts where noted)

Years ended December 31, 2012, 2011 and 2010

2.	Discontinued operations:

On February 12, 2013, the Company reached an agreement to sell its SCO division, which was previously a reportable segment. The sale of the SCO segment is expected to close by March 1, 2013. Refer to Note 17, “Subsequent events”.

During 2010, the Company completed the sale of selected assets of Frontier Transport Corporation (“Frontier”), Vitran’s truckload operation, which was previously a reportable segment. The proceeds from the transaction were $3.0 million plus a $0.1 million working capital adjustment.

The following table summarizes the operations for all periods presented to classify SCO and Frontier’s operations as discontinued operations:

	2012	2011	2010

Revenue	$119,743	$119,356	$123,736

Goodwill charge	$—	$—	$(4,765)
Gain on sale of assets	—	—	2,203
Income from discontinued operations	10,035	10,268	6,927
Income tax expense	(3,384)	(3,501)	(2,185)

Net income from discontinued operations	$6,651	$6,767	$2,180

The following table summarizes the assets and liabilities from discontinued operations:

	2012	2011

Accounts receivable	$10,284	$10,040
Income and other taxes recoverable	120	—
Deposits and prepaid expenses	1,032	1,053
Property and equipment	1,635	1,698
Intangible assets	750	1,032
Goodwill	8,872	8,856
Deferred income taxes	159	190
Deferred income taxes valuation allowance	(28)	—

Total assets from discontinued operations	$22,824	$22,869

Accounts payable and accrued liabilities	$14,068	$14,501
Income and other taxes payable	—	354

Total liabilities from discontinued operations	$14,068	$14,855

VITRAN CORPORATION INC.

Notes to Consolidated Financial Statements

(In thousands of United States dollars, except per share amounts where noted)

Years ended December 31, 2012, 2011 and 2010

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

4.	Property and equipment:

	2012	2011

Land	$37,782	$37,352
Buildings	76,347	68,543
Leasehold interests and improvements	1,651	1,106
Vehicles	100,337	98,452
Machinery and equipment	28,419	24,843

	244,536	230,296

Less accumulated depreciation	112,896	106,775

	$131,640	$123,521

Depreciation expense was $13.3 million in 2012 (2011 - $12.8 million).

5.	Intangible assets:

	2012	2011

Customer relationships	$13,840	$13,840
Covenants not-to-compete	2,985	2,985

	16,825	16,825

Less accumulated amortization	14,118	12,052

	$2,707	$4,773

VITRAN CORPORATION INC.

Notes to Consolidated Financial Statements

(In thousands of United States dollars, except per share amounts where noted)

Years ended December 31, 2012, 2011 and 2010

5.	Intangible assets (continued):

Amortization expense was $2.1 million in 2012 (2011 - $2.2 million). Amortization expense for the following two years is estimated to be as follows:

Year ending December 31:

2013	$1,659
2014	1,048

$2,707

6.	Goodwill:

	2012	2011

Balance at January 1
Goodwill	$115,832	$115,955
Accumulated impairment losses	(110,374)	(110,374)

	5,458	5,581

Foreign exchange	121	(123)

Balance at December 31	$5,579	$5,458

Balance at December 31
Goodwill	$115,953	$115,832
Accumulated impairment losses	(110,374)	(110,374)

	$5,579	$5,458

7.	Long-term debt:

	2012	2011

Revolving credit facility (a)	$31,750	$21,910
Canadian real estate facilities (b)	50,494	44,961
U.S. real estate facilities (c)	16,793	—
Term bank credit facility (c)	—	3,500
Capital leases (d)	6,299	3,518

	105,336	73,889

Less current portion	3,339	6,817

	$101,997	$67,072

VITRAN CORPORATION INC.

Notes to Consolidated Financial Statements

(In thousands of United States dollars, except per share amounts where noted)

Years ended December 31, 2012, 2011 and 2010

7.	Long-term debt (continued):

On December 28, 2012, the Company entered into a new 15 year real estate term credit facility for a total of $16.8 million. The real estate term credit facility is secured by 18 transportation facilities throughout the United States. The proceeds from the new real estate term credit facility were used to repay the Company’s term bank credit facility and asset based revolving credit facility. On January 22, 2013, the Company entered into a second real estate term credit facility secured by an additional five transportation facilities in the United States for proceeds of $7.0 million. Refer to Note 17, “Subsequent events”.

On November 1, 2012, the Company entered into a new real estate term facility for Cdn. $5.5 million. The facility is secured by the Company’s transportation facility in Winnipeg, Manitoba and matures on November 30, 2018.

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

(a)	The Company’s asset based revolving credit facility is secured by accounts receivable, certain equipment and general security agreements covering the assets of the Company and all of its subsidiaries. The revolving credit facility provides up to $85.0 million, maturing on November 30, 2014. The Company had $31.8 million outstanding at December 31, 2012 (2011 – $21.9 million), bearing interest at 2.96% to 5.00% (2011 – 2.8% to 4.75%). The provisions of the revolving credit facility impose certain financial maintenance tests if availability falls below a certain threshold. At December 31, 2012, the Company was not required to measure these covenants.

(b)	The Company’s Canadian real estate term credit facility is secured by five transportation terminals in Canada and matures on November 30, 2018. The Company has Cdn. $50.2 million outstanding at December 31, 2012 (2011 – Cdn. $45.7 million), bearing interest at 4.30% to 4.75% (2011 – 4.75%).

(c)	The Company’s U.S. real estate term credit facility is secured by 18 transportation terminals in the United States. The Company had $16.8 million outstanding at December 31, 2012, bearing interest at 4.625% to 4.875% with an interest rate adjustment period of every three to five years. The facility matures on January 1, 2028. Proceeds from this term credit facility were used to repay the Company’s previous term bank credit facility secured by specific real estate in the United States. At December 31, 2011, the Company had $3.5 million outstanding under its previous term credit facility, bearing interest at 3.1%.

(d)	During 2012, the Company financed certain equipment by entering into additional capital leases of $5.7 million. The Company had $6.3 million (2011 - $3.5 million) of capital leases remaining at December 31, 2012.

VITRAN CORPORATION INC.

Notes to Consolidated Financial Statements

(In thousands of United States dollars, except per share amounts where noted)

Years ended December 31, 2012, 2011 and 2010

7.	Long-term debt (continued):

At December 31, 2012, the required future principal repayments on all long-term debt and capital leases are as follows:

Year ending December 31:

2013	$3,339
2014	35,003
2015	3,428
2016	3,586
2017	2,944
Thereafter	57,036

$105,336

8.	Income taxes:

Income tax expense (recovery) differs from the amount that would be obtained by applying statutory federal, state and provincial income tax rates to the respective year’s income (loss) from continuing operations before income taxes as follows:

	2012	2011	2010
Effective statutory federal, state and provincial income tax rate	26.50%	28.25%	31.00%

Effective tax recovery on loss from continuing operations before income taxes	$(11,466)	$(6,043)	$(2,287)
Increase (decrease) results from:
Non-deductible share-based compensation expense	114	141	175
Income taxed at different rates in foreign jurisdictions	(5,673)	(4,440)	(3,012)
Increase in valuation allowance	15,480	8,737	38,879
State and other state taxes	511	615	1,845
Unrecognized tax benefits, net	—	—	(1,358)
Other	391	378	743

Actual income tax expense (recovery)	$(643)	$(612)	$34,985

VITRAN CORPORATION INC.

Notes to Consolidated Financial Statements

(In thousands of United States dollars, except per share amounts where noted)

Years ended December 31, 2012, 2011 and 2010

8.	Income taxes (continued):

Income tax expense (recovery):

	2012	2011	2010

Current income tax expense (recovery):

Canada:
Federal	$699	$453	$(848)
Provincial	530	319	(575)
United States:
Federal	(2,394)	(2,394)	(3,360)
State	511	615	1,209
Other	1	107	140

	(653)	(900)	(3,434)

Deferred income tax expense:

Canada:
Federal	6	169	86
Provincial	4	119	59
United States:
Federal	—	—	30,636
State	—	—	7,638

	10	288	38,419

	$(643)	$(612)	$34,985

A summary of the principal components of deferred income tax assets and liabilities is as follows:

	2012	2011

Current deferred income tax assets:
Allowance for doubtful accounts	$581	$585
Accruals and reserves	4,692	3,152
Financing costs	92	175
Valuation allowance	(5,273)	(3,737)

	$92	$175

Non-current deferred income tax assets:
Loss carryforwards	42,138	26,695
Other timing differences	7,582	7,586
Goodwill and intangible assets	19,812	21,621
Valuation allowance	(58,616)	(44,672)

	10,916	11,230
Non-current deferred income tax liabilities:
Property and equipment	(5,871)	(7,414)
Financing costs	(80)	(106)
Other	(6,140)	(4,961)

	(12,091)	(12,481)

	$(1,175)	$(1,251)

VITRAN CORPORATION INC.

Notes to Consolidated Financial Statements

(In thousands of United States dollars, except per share amounts where noted)

Years ended December 31, 2012, 2011 and 2010

8.	Income taxes (continued):

At December 31, 2012, the Company had approximately $103.0 million (2011 - $65.0 million) of net operating loss carryforwards available to reduce future years’ taxable income. The net operating losses will expire between 2027 and 2032 if not utilized. As required by FASB ASC 740-10, the Company increased its valuation allowance by $15.5 million in 2012 and the valuation allowance recorded at December 31, 2012 amounted to $63.9 million.

The Company and its subsidiaries file income tax returns in U.S. and Canadian federal jurisdictions, and various states, provinces and foreign jurisdictions. Overall, the years 2009 to 2011 remain open to examination by tax authorities.

9.	Common shares:

The Company provides a stock option plan to key employees, officers and directors to encourage executives to acquire a meaningful equity ownership interest in the Company over a period of time and, as a result, reinforce executives’ attention on the long-term interest of the Company and its shareholders. Under the plan, options to purchase common shares of the Company may be granted to key employees, officers and directors of the Company by the Board of Directors or by the Company’s Compensation Committee. There are 742,800 options outstanding under the plan. The term of each option is 10 years and the vesting period is five years. The exercise price for options is the trading price of the common shares of the Company on The Toronto Stock Exchange on the day of the grant. The weighted average estimated fair value at the date of the grant for the options granted during 2012 was $3.54 (2011 - $2.96; 2010 - $5.34) per share.

The fair value of each option granted was estimated on the date of grant using the Black-Scholes-Merton fair value option pricing model with the following assumptions:

	2012	2011	2010
Risk-free interest rate	1.52 – 1.74%	1.67 - 2.91%	2.30%
Volatility factor of the future expected market price of the Company’s common shares	56.40 – 57.20%	49.18 - 56.29%	48.78%
Expected life of the options	6 years	6 years	6 years

VITRAN CORPORATION INC.

Notes to Consolidated Financial Statements

(In thousands of United States dollars, except per share amounts where noted)

Years ended December 31, 2012, 2011 and 2010

9.	Common shares (continued):

Details of stock options are as follows:

	2012		2011
	Number	Weighted average exercise price	Number	Weighted average exercise price

Outstanding, beginning of year	841,900	$11.70	864,700	$13.10
Granted	67,000	6.52	160,500	5.63
Forfeited	(98,100)	14.01	(152,100)	15.12
Exercised	(68,000)	2.20	(31,200)	2.59

Outstanding, end of year	742,800	$11.80	841,900	$11.70

Exercisable, end of year	468,960	$14.44	515,700	$13.68

At December 31, 2012, the range of exercise prices, the weighted average exercise price and the weighted average remaining contractual life are as follows:

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable	Weighted average exercise price

$5.25 - $ 8.45	219,100	8.98	$5.64	30,420	$5.25
$9.80 - $18.99	523,700	4.08	$14.37	438,540	$15.07

$5.25 - $18.99	742,800	5.52	$11.80	468,960	$14.44

Compensation expense related to stock options was $431 for the year ended December 31, 2012 (2011 - $501; 2010 - $574).

VITRAN CORPORATION INC.

Notes to Consolidated Financial Statements

(In thousands of United States dollars, except per share amounts where noted)

Years ended December 31, 2012, 2011 and 2010

10.	Computation of income (loss) per share:

	2012	2011	2010

Numerator:
Net loss from continuing operations	$(42,626)	$(20,780)	$(43,362)
Net income from discontinued operations	6,651	6,767	2,180
Net loss	(35,975)	(14,013)	(40,182)

Denominator:
Basic and dilutive weighted average shares outstanding	16,391,252	16,326,760	16,277,522

Basic and diluted loss per share from continuing operations	(2.60)	(1.27)	(2.60)

Basic and diluted income per share from discontinued operations	0.41	0.41	0.13
Basic and diluted loss per share	(2.19)	(0.86)	(2.47)

Diluted income per share excludes the effect of 742,800 anti-dilutive options for the year ended December 31, 2012 (2011 – 773,900; 2010 – 765,500). Due to the net loss for the years ended December 31, 2012, 2011 and 2010, the 3,494 (2011 – 46,100; 2010 – 84,025) dilutive shares have no effect on the loss per share.

11.	Risk management activities:

The Company is exposed to market risks, including the effect of changes in foreign currency exchange rates and interest rates.

Interest rates:

The Company’s exposure to changes in interest rates is limited to borrowings under the revolving credit facility that has variable interest rates tied to the LIBOR rate. At December 31, 2012, 31% of the Company’s long-term debt was subject to variable interest rates.

Hedges of net investment in self-sustaining operations:

United States dollar denominated debt of $8.5 million held by an entity with a Canadian dollar functional currency is designated as a hedge against the Company’s exposure for a portion of its net investment in self-sustaining U.S. dollar denominated subsidiaries with a view to reducing the impact of foreign exchange fluctuations. The foreign exchange effect of both the U.S. dollar debt and the net investment in U.S. dollar denominated subsidiaries is reported in other comprehensive income. As at December 31, 2012, the Company’s net investment in U.S. dollar denominated subsidiaries totalled $174.6 million (2011 - $220.0 million). No ineffectiveness has been recorded in earnings as the notional amounts of the hedging item equals the portion of the net investment balance being hedged.

VITRAN CORPORATION INC.

Notes to Consolidated Financial Statements

(In thousands of United States dollars, except per share amounts where noted)

Years ended December 31, 2012, 2011 and 2010

12.	Segmented information:

The Company’s continuing business operations are in one operating segment: LTL, which provides transportation services in Canada and the United States.

Geographic information for revenue from point of origin and total assets is as follows:

	2012	2011	2010

Revenue:
Canada	$193,943	$192,315	$172,869
United States	508,971	493,927	408,725

	$702,914	$686,242	$581,594

	2012	2011

Total assets:
Canada	$86,660	$80,164
United States	151,837	162,094

	$238,497	$242,258

	2012	2011

Total long-lived assets:
Canada	$60,185	$53,079
United States	91,129	92,449

	$151,314	$145,528

Long-lived assets include property and equipment, goodwill and intangible assets.

13.	Financial instruments:

The fair values of cash and cash equivalents, bank overdraft, accounts receivable and accounts payable and accrued liabilities approximate their carrying values because of the short-term nature of these financial instruments. The fair value of the Company’s long-term debt, determined based on the future cash flows associated with each debt instrument discounted using an estimate of the Company’s current borrowing rate for similar debt instruments of comparable maturity, is approximately equal to their carrying value at December 31, 2012 and 2011.

FASB ASC 820-10-05 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). The fair value of the Company’s cash and cash equivalents and long-term debt are classified as Level 1 and Level 2 measurements, respectively. The fair values of accounts receivable and accounts payable and accrued liabilities are classified as level 2 measurements.

VITRAN CORPORATION INC.

Notes to Consolidated Financial Statements

(In thousands of United States dollars, except per share amounts where noted)

Years ended December 31, 2012, 2011 and 2010

14.	Lease commitments:

At December 31, 2012, future minimum rental payments relating to operating leases for premises and equipment are as follows:

Year ending December 31:

2013	$26,698
2014	22,362
2015	17,420
2016	11,257
2017	4,888
Thereafter	5,415

$88,040

Total rental expense under operating leases was $28.5 million for the year ended December 31, 2012 (2011 - $21.2 million; 2010 - $15.2 million).

The Company has guaranteed a portion of the residual values of certain assets under operating leases. If the market value of the assets at the end of the lease terms is less than the guaranteed residual value, the Company must, under certain circumstances, compensate the lessor for a portion of the shortfall. The maximum exposure under these guarantees is $10.6 million.

15.	Employee benefits:

The Company sponsors defined contribution plans in Canada and the United States. In Canada, the Company matches the employee’s contribution to their registered retirement savings plan up to a maximum contribution. In the United States, the Company sponsors 401(k) savings plans. The Company matches a percentage of the employee’s contribution subject to a maximum contribution. The expense related to the plans was $0.5 million for the year ended December 31, 2012 (2011 - $0.5 million; 2010 - $0.5 million).

16.	Contingent liabilities:

The Company is subject to legal proceedings that arise in the ordinary course of business. In the opinion of management, the aggregate liability, if any, with respect to these actions, will not have a material adverse effect on the consolidated financial position, results of operations or cash flows. Legal costs are expensed as incurred.

17.	Subsequent events:

On January 22, 2013, the Company entered into an additional 15 year real estate term credit facility with a real estate mortgage lender for $7.0 million. The real estate term credit facility is secured by five additional transportation facilities throughout the United States, bringing the total facilities secured to 23. The real estate term agreement bears interest at 4.625% to 4.875% with an interest rate adjustment period of every three to five years.

VITRAN CORPORATION INC.

Notes to Consolidated Financial Statements

(In thousands of United States dollars, except per share amounts where noted)

Years ended December 31, 2012, 2011 and 2010

17.	Subsequent events (continued):

On February 12, 2013, the Company reached an agreement to sell its SCO segment to Legacy SCO Inc. (“Legacy”), an affiliate of Legacy Supply Chain, based in Portsmouth, New Hampshire, for U.S. $97.0 million in cash, subject to certain working capital adjustments. Legacy has commitments from certain financial institutions to provide sufficient debt financing to close the transaction. The financing is subject to the financial institution’s completion of confirmatory due diligence. The sale of the SCO segment is expected to close by March 1, 2013, upon completion of the Legacy financing, and is subject to customary conditions for this type of transaction. The operating results of the segment have been recorded as a discontinued operation.

VITRAN CORPORATION INC.

Consolidated Supplemental Schedule of Quarterly Financial Information

(In thousands of United States dollars, except per share amounts where noted)

Years ended December 31, 2012 and 2011

2012 (Unaudited)	First quarter	Second quarter	Third quarter	Fourth quarter
Revenue:
Less-than-truckload	$178,587	$183,789	$176,209	$164,329

Total revenue	$178,587	$183,789	$176,209	$164,329

Loss from continuing operations after depreciation and amortization	$(6,265)	$(4,555)	$(10,474)	$(16,558)
Income from discontinued operations	$1,371	$1,560	$1,660	$2,060
Net loss from continuing operations	(7,187)	(5,723)	(11,760)	(17,956)
Net loss	(5,816)	(4,163)	(10,100)	(15,896)

Loss per share:
Basic and Diluted – continuing operations	$(0.44)	$(0.35)	$(0.72)	$(1.09)

2011 (Unaudited)	First quarter	Second quarter	Third quarter	Fourth quarter
Revenue:
Less-than-truckload	$158,989	$178,362	$176,407	$172,484

Total revenue	$158,989	$178,362	$176,407	$172,484

Loss from continuing operations after depreciation and amortization	$(583)	$(2,578)	$(3,661)	$(7,762)
Income from discontinued operations	$1,395	$1,570	$1,908	$1,894
Net loss from continuing operations
Net Loss	(1,619)	(3,867)	(5,328)	(9,966)
	(224)	(2,297)	(3,420)	(8,072)

Loss per share:
Basic and Diluted – continuing operations	$(0.10)	$(0.24)	$(0.33)	$(0.61)

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

As of the end of the period covered by this Annual Report on Form 10-K, the Company carried out an evaluation, under the supervision and with the participation of Company management, including our CEO and CFO, of the effectiveness of the design, implementation and operation of its disclosure controls and procedures. Based on this evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective as of December 31, 2012.

There have been no significant changes in our internal control over financial reporting, which we define in accordance with Exchange Act Rule 13a-15(f) to include our control environment, control procedures, and accounting systems, or any other factors that could materially affect or are reasonably likely to materially affect our internal control over financial reporting during the fourth quarter of 2012.

Inherent Limitation of the Effectiveness of Internal Control

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all the control issues and instances of management override or improper acts, if any, have been detected. These inherent limitations include the realities that judgment in decision making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to management override may have adverse and material effects on our business, financial condition and results of operations.

Management’s Report on Internal Control over Financial Reporting

The management of Vitran Corporation Inc. (“Vitran”) is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Vitran’s management team assessed the effectiveness of its internal control over financial reporting using the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and based on that assessment concluded that internal control over financial reporting was effective as of December 31, 2012.

KPMG LLP, an independent public accounting firm registered with the PCAOB, has issued an attestation report on the effectiveness of Vitran’s internal control over financial reporting, as stated in their report which is included herein.

February 21, 2013	/s/ Richard E. Gaetz, President and Chief Executive Officer
/s/ Fayaz D. Suleman, Vice President Finance and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Vitran Corporation Inc.:

We have audited Vitran Corporation Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Vitran Corporation Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting under the heading Management’s Report on Internal Control over Financial Reporting included in Form 10-K. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Vitran Corporation Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Vitran Corporation Inc. as of December 31, 2012 and December 31, 2011, and the related consolidated statements of income (loss), comprehensive income (loss), shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated February 19, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

Chartered Accountant, Licensed Public Accountants

Toronto, Canada

February 19, 2013

ITEM 9. B—OTHER INFORMATION

None.

PART III

ITEM 10—DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information for directors, Section 16(a) beneficial ownership reporting and other compliance as required by Item 407 of Regulation S-K, will be reported in the Company’s definitive proxy statement anticipated to be filed with the SEC pursuant to Regulation 14A within 120 days following the end of the fiscal year ended December 31, 2012, and is incorporated herein by reference. The following table sets forth certain information concerning our executive officers:

Name	Age	Position	History

Richard E. Gaetz (Mississauga, Canada)	55	President and Chief Executive Officer	Mr. Gaetz has been working in the transportation and logistics industry for more than 30 years. He has been actively involved with the growth and development of Vitran and has been responsible for Vitran’s freight and supply chain operations since he joined in 1989. He was elected to the Board of Directors of Vitran in 1995. Mr. Gaetz has extensive experience on both sides of the border. Prior to joining Vitran, he spent ten years with Clarke Transport, a large Canadian freight company, in various positions including Vice President. Mr. Gaetz received a Bachelor of Commerce degree from Dalhousie University in Halifax in 1979. He is an Executive Director of the Ontario Trucking Association and a director of the Canadian Trucking Alliance.

Fayaz D. Suleman (Mississauga, Canada)	34	Vice President Finance and Chief Financial Officer	Mr. Suleman joined Vitran in 2003 and was Vitran’s Corporate Controller since 2005. He was appointed Vice President Finance and Chief Financial Officer in 2011. Prior to joining Vitran, he gained his public accounting experience at KPMG LLP in the assurance and business advisory services practice. Mr. Suleman is a Chartered Accountant with the Ontario Institute and received an Honors Bachelor of Business Administration from Wilfrid Laurier University in Ontario.

CODE OF ETHICS

The Company has adopted a Code of Ethics and Professional Conduct (the “Code”) for all senior executives and directors, including the Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer. The Code is available free of charge on the Company’s website at www.vitran.com. The Code requires that the Company’s senior executives and directors deal fairly with customers, suppliers, fellow employees and the general public. Acceptance of the Code is mandatory for the Company’s senior executives and directors. We intend to disclose future amendments to, or waivers from, certain provisions of the Code on our website within five business days following the adoption of such amendment or waiver.

ITEM 11—EXECUTIVE COMPENSATION

The information required by Item 11 of Form 10-K will appear in the Company’s definitive proxy statement for the 2013 Annual Meeting of its Shareholders (which is anticipated to be filed with the SEC within 120 days following the end of the fiscal year ended December 31, 2012), reference to which is hereby made, and the information therein is incorporated herein by reference.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 of Form 10-K will appear in the Company’s proxy statement for the 2013 Annual Meeting of its Shareholders, reference to which is hereby made, and the information therein is incorporated herein by reference.

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 of Form 10-K will appear in the Company’s proxy statement for the 2013 Annual Meeting of its Shareholders, reference to which is made, and the information therein is incorporated by reference.

ITEM 14—PRINCIPAL ACCOUNTING FEES AND SERVICES

KPMG LLP has served as the Company’s auditors since 1989. For the fiscal years ended December 31, 2012 and 2011, fees billed by KPMG LLP to Vitran for services were:

	Year ended December 31,
	2012	2011
Audit and audit-related fees	$568,569	$570,647
Tax fees	Nil	Nil
All other fees	Nil	Nil

	$568,569	$570,647

All services provided by KPMG to Vitran for 2012 and 2011 were approved by the Audit Committee. The Audit Committee pre-approves all non-audit services to be provided to the Company or its subsidiary entities by its independent auditors. For further details regarding the Audit Committee approval process, please review the Audit Committee charter which is available free of charge on Vitran’s website at www.vitran.com.

For information regarding the members and other applicable information of the Audit Committee, please review the Company’s proxy statement for the 2013 Annual Meeting of its Shareholders, reference to which is hereby made, and the information therein is incorporated herein by reference.

PART IV

ITEM 15—EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	(1) Financial Statements

Consolidated Balance Sheets as at December 31, 2012 and 2011 and the Consolidated Statements of Income (Loss), Comprehensive Income (Loss), Shareholders’ Equity and Cash Flows for the years ended December 31, 2012, 2011, and 2010 are reported on by KPMG LLP, Chartered Accountants. These statements are prepared in accordance with United States GAAP.

(2) Financial Statement Schedules:

Schedule II—Valuation and Qualifying Accounts

Vitran Corporation Inc.

Three years ended December 31, 2012

Allowance for Doubtful Accounts
(in thousands of dollars) Description	Balance at beginning of year	Charges to costs and expenses	Deductions	Balance at end of year
Year ended December 31, 2010
Accounts receivable allowances for revenue adjustments and doubtful accounts	$3,292	$187	$(936)	$2,543
Year ended December 31, 2011
Accounts receivable allowances for revenue adjustments and doubtful accounts	$2,543	$940	$(741)	$2,742
Year ended December 31, 2012
Accounts receivable allowances for revenue adjustments and doubtful accounts	$2,742	$560	$(757)	$2,545

Deferred Tax Valuation Allowance
(in thousands of dollars) Description	Balance at beginning of year	Charges to costs and expenses	Deductions	Balance at end of year
Year ended December 31, 2010
Deferred tax asset valuation allowance	$—	$39,644	$—	$39,644
Year ended December 31, 2011
Deferred tax asset valuation allowance	$39,644	$8,737	$—	$48,381
Year ended December 31, 2012
Deferred tax asset valuation allowance	$48,381	$15,480	$—	$63,861

(3) Exhibits Filed

The exhibits listed in the accompanying Exhibit Index are filed as part of this Annual Report on Form 10-K.

(b)	Separate Financial Statements

None.

Exhibit Number	Description of Exhibit

4.1	Articles of Incorporation effective April 29, 1981 (1)

4.2	Articles of Amendment effective May 27, 1987 (2)

4.3	Articles of Amendment effective July 16, 1987 (3)

4.4	Articles of Arrangement effective February 5, 1991 (4)

4.5	Articles of Amendment effective April 22, 2004 (5)

4.6	Amended By-Laws effective February 7, 2008 (6)

4.7	By-law to authorize the directors to borrow and give security effective July 16, 1987 (7)

10.1	Employee Stock Option Plan (8)

10.3	Deferred share unit plan for Directors, dated September 14, 2005 (9)

10.4	Deferred share unit plan for Senior Executives, dated March 10, 2006 (10)

10.5	Employment Agreement dated March 16, 2009 between the Registrant and Rick E. Gaetz (11)

10.6	Securities Purchase Agreement dated September 17, 2009 (12)

10.7	Registration Rights Agreement dated September 21, 2009 (13)

10.8	Share Purchase Agreement between Vitran Express Canada Inc., Vitran Corporation and Legacy SCO, Inc. dated February 12, 2013(20)

10.9	Credit Agreements between Standard Insurance Company and Vitran Properties USA, Inc. and subsidiaries dated December 19, 2012 and January 15, 2013 (21)

10.10	Credit Agreement between JPMorgan Chase Bank, N.A. as Agent and JPMorgan Chase Bank, N.A., JPMorgan Chase Bank, N.A., Toronto Branch, those other financial institutions whose names appear on the signature pages hereto and the other persons from time to time party hereto as Lenders and J.P. Morgan Securities Inc. as Co-Lead Arranger and Sole Bookrunner and Royal Bank of Canada, as Co-Lead Arranger and Fifth Third Bank and Export Development Canada And Vitran Corporation Inc., Vitran Express Canada Inc. and Vitran Corporation and subsidiaries as Borrowers Dated as of November 30, 2011 (16)

10.11	Amendment No. 1 to Credit Agreement between JPMorgan Chase Bank N.A. and those banks whose names appear on the signature pages hereto and Vitran Corporation Inc., Vitran Express Canada Inc. and Vitran Corporation Dated December 29, 2011 (17)

10.12	Amendment No. 2 to Credit Agreement between JPMorgan Chase Bank N.A. and those banks whose names appear on the signature pages hereto and Vitran Corporation Inc., Vitran Express Canada Inc. and Vitran Corporation Dated October 10, 2012 (19)

10.13	Amendment No. 3 to Credit Agreement between JPMorgan Chase Bank N.A. and those banks whose names appear on the signature pages hereto and Vitran Corporation Inc., Vitran Express Canada Inc. and Vitran Corporation Dated December 28, 2012 (21)

10.14	Amendment No. 4 to Credit Agreement between JPMorgan Chase Bank N.A. and those banks whose names appear on the signature pages hereto and Vitran Corporation Inc., Vitran Express Canada Inc. and Vitran Corporation Dated February 12, 2013 (21)

10.15	Credit Agreement between CMLS Financial Ltd. as Lender and Vitran Corporation Inc., Vitran Express Canada Inc. and Expediteur T.W. Ltee., as Covenantor and Vitran Express Canada Inc. and Expediteur T.W. Ltee. as Borrowers Dated as of November 30, 2011 (18)

10.16	Amended Credit Agreement between CMLS Financial Ltd. as Lender and Vitran Corporation Inc. and Expediteur T.W. Ltee as Covenantor and Vitran Express Canada Inc. and Vitran Environmental Systems Inc. as Borrowers Dated October 31, 2012 (21)

14.1	Code of Conduct for Employees (14)

14.2	Code of Conduct for Directors (15)

23.1	Consent of Independent Registered Public Accounting Firm (21)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (21)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (21)

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (21)

Notes:

(1)	Filed as Exhibit 1.1 to the Registrant’s Registration Statement on Form 20-F filed with the Commission on June 14, 1995.
(2)	Filed as Exhibit 1.2 to the Registrant’s Registration Statement on Form 20-F filed with the Commission on June 14, 1995.
(3)	Filed as Exhibit 1.3 to the Registrant’s Registration Statement on Form 20-F filed with the Commission on June 14, 1995.
(4)	Filed as Exhibit 1.4 to the Registrant’s Registration Statement on Form 20-F filed with the Commission on June 14, 1995.
(5)	Filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on May 7, 2004.
(6)	Filed as Exhibit 4.6 to the Registrant’s Registration Statement on Form S-8 filed with the Commission on September 11, 2009
(7)	Filed as Exhibit 1.6 to the Registrant’s Registration Statement on Form 20-F filed with the Commission on June 14, 1995.
(8)	Filed as Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 filed with the Commission on September 11, 2009.
(9)	Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on September 15, 2005.
(10)	Filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on March 13, 2006.
(11)	Filed as Exhibit 10.23 to the Registrant’s Current Report on Form 8-K filed on March 17, 2009.
(12)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 18, 2009.
(13)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 22, 2009.
(14)	Filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on August 3, 2004.
(15)	Filed as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on August 3, 2004.
(16)	Filed as Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K filed on February 9, 2012.
(17)	Filed as Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K filed on February 9, 2012.
(18)	Filed as Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K filed on February 9, 2012.
(19)	Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 5, 2012.
(20)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 19, 2013.
(21)	Filed as an exhibit to this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Toronto, Province of Ontario, on the 21st day of February, 2013.

Vitran Corporation Inc.

By:	/s/ FAYAZ D. SULEMAN

Fayaz D. Suleman
Vice President Finance and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ RICHARD D. McGRAW	Chairman of the Board	February 21, 2013
Richard D. McGraw

/s/ RICHARD E. GAETZ	President and Chief Executive Officer, Director	February 21, 2013
Richard E. Gaetz

/s/ GEORGES L. HÉBERT	Director	February 21, 2013
Georges L. Hébert

/s/ WILLIAM S. DELUCE	Director	February 21, 2013
William S. Deluce

/s/ ANTHONY F. GRIFFITHS	Director	February 21, 2013
Anthony F. Griffiths

/s/ JOHN R. GOSSLING	Director	February 21, 2013
John R. Gossling

/s/ FAYAZ D. SULEMAN	Vice President Finance and Chief Financial Officer	February 21, 2013
Fayaz D. Suleman	(Principal Financial Officer)

/s/ BILL G. ANDREOPOULOS	Corporate Controller	February 21, 2013
Bill G. Andreopoulos	(Principal Accounting Officer)