Form 10-Q
period 2013-03-31
VITRAN CORP INC
filed 2013-04-29
CIK 946823

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 16,432,241 common shares outstanding at April 24, 2013

Part I. Financial Information

Item 1: Financial Statements

VITRAN CORPORATION INC.

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(Unaudited)

(In thousands of United States dollars except for per share amounts)

	Three months Ended March 31, 2013	Three months Ended March 31, 2012
Revenue	$161,109	$178,587
Operating expenses:
Salaries, wages and other employee benefits	73,122	76,371
Purchased transportation	24,976	25,771
Depreciation and amortization	3,901	3,759
Maintenance	7,479	8,583
Rents and leases	8,599	7,947
Owner operators	11,969	11,228
Fuel and fuel-related expenses	31,575	36,024
Other operating expenses	15,633	15,087
Other (income) loss	(290)	82

Total operating expenses	$176,964	$184,852

Loss from continuing operations before the undernoted	(15,855)	(6,265)
Interest expense, net	1,920	1,310

Loss from continuing operations before income taxes	(17,775)	(7,575)
Income tax recovery	(146)	(388)

Net loss from continuing operations	(17,629)	(7,187)
Discontinued operations, net of income taxes (note 3)	85,301	1,371

Net income (loss)	$67,672	$(5,816)

Income (loss) per share:
Basic and Diluted:
Loss from continuing operations	$(1.07)	$(0.44)
Discontinued operations income	5.20	0.08
Net income (loss)	4.13	(0.36)
Weighted average number of shares:
Basic	16,401,808	16,367,109
Diluted	16,401,808	16,367,109

See accompanying notes to consolidated financial statements

VITRAN CORPORATION INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands of United States dollars)

	Three months Ended March 31, 2013	Three months Ended March 31, 2012
Net income (loss)	$67,672	$(5,816)
Other comprehensive income (loss):
Change in foreign currency translation adjustment (net of income tax expense (recovery) of $48 and $(6) for the three months ended March 31, 2013 and 2012)	(823)	65
Foreign currency translation reclassified from accumulated other comprehensive income (note 3)	1,865	—

Other comprehensive income	$1,042	$65

Comprehensive income (loss)	$68,714	$(5,751)

See accompanying notes to consolidated financial statements

VITRAN CORPORATION INC.

CONSOLIDATED BALANCE SHEETS

(In thousands of United States dollars)

	March 31, 2013	Dec 31, 2012
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$54,576	$233
Accounts receivable	77,619	65,291
Inventory, deposits and prepaid expenses Current assets of discontinued operations	10,477 —	10,131 11,436
Deferred income taxes	91	92

Total current assets	142,763	87,183
Property and equipment	127,806	131,640
Intangible assets	2,274	2,707
Goodwill Long-term assets of discontinued operations	5,464 —	5,579 11,388

Total assets	$278,307	$238,497

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$72,064	$67,744
Income taxes payable	925	517
Current liabilities of discontinued operations	—	14,068
Current portion of long-term debt	3,944	3,339

Total current liabilities	76,933	85,668
Long-term debt	81,781	101,997
Deferred income taxes	957	1,175
Shareholders’ equity:
Common shares, no par value, unlimited authorized, 16,432,241 and 16,399,241 issued and outstanding at March 31, 2013 and December 31, 2012, respectively	100,204	99,954
Additional paid-in capital	5,723	5,708
Retained earnings (accumulated deficit)	6,783	(60,889)
Accumulated other comprehensive income	5,926	4,884

Total shareholders’ equity	118,636	49,657
Contingent liabilities (note 6)

Total liabilities and shareholders’ equity	$278,307	$238,497

See accompanying notes to consolidated financial statements

VITRAN CORPORATION INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands of United States dollars, except share amounts)

	Common Shares		Additional Paid-in	Retained Earnings (Accumulated	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Capital	Deficit)	Income	Equity
December 31, 2012	16,399,241	$99,954	$5,708	$(60,889)	$4,884	$49,657
Shares issued upon exercise of employee stock options	33,000	250	(80)	—	—	170
Net income	—	—	—	67,672	—	67,672
Other comprehensive income	—	—	—	—	1,042	1,042
Share-based compensation	—	—	95	—	—	95

March 31, 2013	16,432,241	$100,204	$5,723	$6,783	$5,926	$118,636

	Common Shares		Additional Paid-in	(Accumulated	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Capital	Deficit)	Income	Equity
December 31, 2011	16,331,241	$99,746	$5,334	$(24,914)	$4,807	$84,973
Shares issued upon exercise of employee stock options	68,000	208	(57)	—	—	151
Net loss	—	—	—	(5,816)	—	(5,816)
Other comprehensive income	—	—	—	—	65	65
Share-based compensation	—	—	127	—	—	127

March 31, 2012	16,399,241	$99,954	$5,404	$(30,730)	$4,872	$79,500

See accompanying notes to consolidated financial statements

VITRAN CORPORATION INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands of United States dollars)

	Three months Ended March 31, 2013	Three months Ended March 31, 2012
Cash provided by (used in):
Operations:
Net income (loss)	$67,672	$(5,816)
Items not involving cash from operations:
Depreciation and amortization	3,901	3,759
Deferred income taxes	(222)	(43)
Loss (gain) on sale of property and equipment	(290)	82
Share-based compensation expense	95	127
Income on discontinued operations (note 3)	(85,301)	(1,371)
Change in non-cash working capital components	(7,019)	(6,325)

Continuing operations	(21,164)	(9,587)
Discontinued operations	475	3,379

	(20,689)	(6,208)
Investments:
Proceeds from sale of business, net of cash divested	93,739	—
Purchases of property and equipment	(791)	(1,582)
Proceeds on sale of property and equipment	344	541

Continuing operations	93,292	(1,041)
Discontinued operations	22	(200)

	93,314	(1,241)
Financing:
Change in revolving credit facility and bank overdraft	(31,750)	9,540
Proceeds from long-term debt	14,058	—
Repayment of long-term debt	(444)	(244)
Repayment of capital leases	(402)	(941)
Financing costs	(514)	—
Issue of common shares upon exercise of employee stock options	170	151

	(18,882)	8,506
Effect of foreign exchange translation on cash	600	(84)

Increase in cash and cash equivalents	54,343	973
Cash and cash equivalents, beginning of period	233	1,204

Cash and cash equivalents, end of period	$54,576	$2,177

Change in non-cash working capital components:
Accounts receivable	$(10,510)	$(8,505)
Inventory, deposits and prepaid expenses	168	(1,270)
Income taxes payable	(997)	(1,089)
Accounts payable and accrued liabilities	4,320	4,539

	$(7,019)	$(6,325)

Supplemental disclosure of non-cash transactions:
Capital lease additions	—	1,646

See accompanying notes to consolidated financial statements

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of United States dollars except for per share amounts)

1. Accounting Policies

The accompanying interim consolidated financial statements include the accounts of Vitran Corporation Inc. and its wholly-owned subsidiaries (together, the Company). All material intercompany transactions and balances have been eliminated on consolidation.

The interim consolidated financial statements have been prepared in accordance with the rules prescribed for filing interim financial statements and accordingly, do not contain all the disclosures that may be necessary for complete financial statements prepared in accordance with United States generally accepted accounting principles (“GAAP”). The interim consolidated financial statements have been prepared in accordance with instructions to Quarterly Report on Form 10-Q. The interim consolidated financial statements should be read in conjunction with the Company’s 2012 Annual Report on Form 10-K. The interim consolidated financial statements follow the same accounting principles and methods of application as the most recent annual consolidated financial statements, except as noted in Note 2.

These interim consolidated financial statements reflect all adjustments which are, in the opinion of Management, necessary for a fair presentation of the results of the interim period presented. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2013.

2. New Accounting Pronouncements

FASB Accounting Standard Update (“ASU”) No. 2013-02 “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” requires expanded disclosures for amounts reclassified out of accumulated other comprehensive income by component. The guidance requires the presentation of amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, a cross-reference to other disclosures that provide additional detail about those amounts is required. The guidance is to be applied prospectively for reporting periods beginning after December 15, 2012. ASU No. 2013-02 was adopted by the Company on January 1, 2013. The new guidance affects disclosures only and did not have an impact on the Company’s results of operations or financial position.

3. Discontinued Operations

On March 4, 2013, the Company completed the sale of its Supply Chain Operation business unit (“SCO”), which was previously a reportable segment. The proceeds from the transaction were $97.0 million, plus an expected adjustment of $1.8 million on account of working capital. As of March 31, 2013, the Company has received net cash proceeds of $93.7 million, net of cash divested of $0.4 million and direct selling costs of $2.9 million. The additional proceeds of approximately $1.8 million are expected to be received in the second quarter of 2013 following the final determination of the adjustment and this amount has been recorded in accounts receivable as of March 31, 2013. The Company used the proceeds to reduce its outstanding debt under its revolving credit facility. The operating results and gain on sale of SCO have been recorded as a discontinued operation.

The following table summarizes the operations for all periods presented to classify SCO operations as discontinued operations for the three months ended March 31, 2013 and 2012:

	2013	2012
Revenue	$18,689	$29,161
Income from discontinued operations	1,082	2,096
Income tax expense	(402)	(725)

Income from discontinued operations, net of income tax	680	1,371
Gain on sale	87,892	—
Income tax expense	(19,019)	—
Utilization of net operating loss carry-forwards	17,613	—

	86,486	—
Reclassification of foreign currency translation from accumulated other comprehensive income	(1,865)	—

Net gain on sale of discontinued operations	84,621	—

Net income from discontinued operations	$85,301	$1,371

The following table summarizes the assets and liabilities from discontinued operations:

	March 31, 2013	Dec 31, 2012
Accounts receivable	$—	$10,284
Income taxes recoverable	—	120
Deposits and prepaid expenses	—	1,032
Property and equipment	—	1,635
Intangible assets	—	750
Goodwill	—	8,872
Deferred income taxes	—	159
Deferred income taxes valuation allowance	—	(28)

Total assets from discontinued operations	$—	$22,824

Accounts payable and accrued liabilities	$—	$14,068

Total liabilities from discontinued operations	$—	$14,068

4. Computation of Income (Loss) per Share

	Three months Ended March 31, 2013	Three months Ended March 31, 2012
Numerator:
Net loss from continuing operations	$(17,629)	$(7,187)
Net income from discontinued operations	85,301	1,371
Net income (loss)	67,672	(5,816)

Denominator:
Basic weighted-average shares outstanding	16,401,808	16,367,109
Dilutive weighted-average shares outstanding	16,401,808	16,367,109

Basic and diluted loss per share from continuing operations	$(1.07)	$(0.44)
Basic and diluted income per share from discontinued operations	5.20	0.08
Basic and diluted income (loss) per share	4.13	(0.36)

5. Assets Held for Sale

The Company has certain assets that are classified as assets held for sale. These assets are carried on the balance sheet at the lower of the carrying amount or estimated fair value, less cost to sell. Once an asset is classified held for sale, there is no further depreciation taken on the asset. At March 31, 2013, the net book value of assets held for sale was approximately $2.1 million (December 31, 2012—$2.1 million). This amount is included in property and equipment on the balance sheet.

6. Contingent Liabilities

The Company is subject to legal proceedings that arise in the ordinary course of business. In the opinion of Management, the aggregate liability, if any, with respect to these actions, will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. Legal costs are expensed as incurred.

7. Long-Term Debt

During the three months ended March 31, 2013, the Company entered into additional 15 year real estate term credit facilities with a real estate mortgage lender for $14.1 million. The real estate term credit facilities are secured by 10 transportation facilities throughout the United States. The real estate term agreements bear interest at 4.625% to 4.875% with an interest rate adjustment period of every three to five years.

On March 4, 2013, in conjunction with the sale of SCO, the Company amended its asset based revolving credit facility. The amended credit facility provides up to $50.0 million, compared to $85.0 million previously. The amended credit facility matures on November 30, 2014, which may be accelerated to May 31, 2014 if certain financial conditions are not met. The Company may access the revolving credit facility for letters of credit, however such access is subject to certain financial measures and the Company must initially use cash-on-hand to fund operations to be able to draw on additional funds. As a result of the amendment, the Company wrote off $0.4 million of previously capitalized financing fees. This non-cash expense was recorded in interest expense on the consolidated statements of income (loss).

8. Income Taxes

The Company established a valuation allowance for all U.S. deferred tax assets as required by FASB ASC 740-10. During the three months ended March 31, 2013, the Company utilized its net operating loss carry-forwards due to a taxable gain on the sale of SCO resulting in a decrease in the valuation allowance of $17.6 million (2012 – increase of $2.1 million) to $46.3 million.

9. Fair Value Measurements

The fair values of cash and cash equivalents, accounts receivable and accounts payable and accrued liabilities approximate their carrying values because of the short-term nature of these financial instruments. The fair value of the Company’s long-term debt, determined based on the future cash flows associated with each debt instrument discounted using an estimate of the Company’s current borrowing rate for similar debt instruments of comparable maturity, is approximately equal to their carrying value at March 31, 2013 and December 31, 2012.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to help the reader understand the results of operations and financial condition of our Company. It is provided as a supplement to, and should be read in conjunction with our unaudited consolidated interim financial statements for the three months ended March 31, 2013 and the notes thereto as included in Item 1 of this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the year ended December 31, 2012.

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, and applicable Canadian securities laws concerning Vitran’s business, operations, and financial performance and condition.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. Forward-looking statements may be generally identifiable by use of the words “believe”, “anticipate”, “intend”, “estimate”, “expect”, “project”, “may”, “plans”, “continue”, “will”, “focus”, “should”, “endeavor” or the negative of these words or other variation on these words or comparable terminology. These forward-looking statements are based on current expectations and are subject to uncertainty and changes in circumstances that may cause actual results to differ materially from those expressed or implied by such forward-looking statements.

This Quarterly Report on Form 10-Q contains forward-looking statements regarding, but not limited to, the following:

•

the Company’s expectation that efficiencies, increase in activity levels and optimization of technology within the U.S. LTL business unit will reduce salaries, wages and employee benefits expense as a percentage of revenue;

•	the Company’s expectation that revenue per hundredweight will increase in upcoming quarters as the freight mix and internal leadership in the pricing department impacts the LTL business;

•	the Company’s expectation that it will be able to reduce maintenance expense in future periods;

•	the Company’s expectation that operating initiatives implemented will continue to improve productivity and service levels within the U.S. LTL business unit;

•	the Company’s expectation that operational improvements within the U.S. LTL business unit will have a positive impact on future financial results;

•	the Company’s expectation that activity levels will improve;

•	the Company’s ability to maintain days sales outstanding (“DSO”) below 40 days;

•

the Company’s intention to purchase a specified level of property and equipment and to finance such acquisitions with cash flow from operations, capital and operating leases and, if necessary, from the Company’s cash;

•	the Company’s ability to generate future operating cash flows from profitability and managing working capital;

•	the Company’s operational plan will improve service and efficiencies in the U.S. LTL business unit; and

•	the Company’s ability to benefit from an improvement in the economic and pricing environment.

Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause Vitran’s actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that may cause such differences include but are not limited to technological change, increase in fuel costs, regulatory change, changes in tax legislation, the general health of the economy, changes in labor relations, geographic expansion, capital requirements, availability of financing, foreign currency fluctuations, claims and insurance costs, environmental hazards, availability of qualified drivers and competitive factors. More detailed information about these and other factors is included in Item 1A – Risk Factors in the Company’s 2012 Annual Report on Form 10-K. Many of these factors are beyond the Company’s control; therefore, future events may vary substantially from what the Company currently foresees. You should not place undue reliance on such forward-looking statements. Vitran Corporation Inc. does not assume the obligation to revise or update these forward-looking statements after the date of this document or to revise them to reflect the occurrence of future unanticipated events, except as may be required under applicable securities laws.

Unless otherwise indicated all dollar references herein are in U.S. dollars. The Company’s Annual Report on Form 10-K, as well as all the Company’s other required filings, may be obtained from the Company at www.vitran.com or from www.sedar.com or from www.sec.gov.

CONSOLIDATED RESULTS

The following table summarizes the Consolidated Statements of Income (Loss) for the three months ended March 31:

	For the three months ended March 31,
(in thousands)	2013	2012	2013 vs 2012
Revenue	$161,109	$178,587	(9.8%)
Salaries, wages and other employee benefits	73,122	76,371	(4.3%)
Purchased transportation	24,976	25,771	(3.1%)
Depreciation and amortization	3,901	3,759	3.8%
Maintenance	7,479	8,583	(12.9%)
Rents and leases	8,599	7,947	8.2%
Owner operators	11,969	11,228	6.6%
Fuel and fuel-related expenses	31,575	36,024	(12.4%)
Other operating expenses	15,633	15,087	3.6%
Other (income) loss	(290)	82	(453.7%)

Total Expenses	176,964	184,852	(4.3%)

Loss from continuing operations	(15,855)	(6,265)	153.1%
Interest expense, net	1,920	1,310	46.6%
Income tax recovery	(146)	(388)	(62.4%)

Net loss from continuing operations	(17,629)	(7,187)	145.3%
Discontinued operations, net of income taxes	85,301	1,371	6,121.8%
Net income (loss)	$67,672	$(5,816)	(1,263.5%)

Income (loss) per share:
Basic and diluted – continuing operations	$(1.07)	$(0.44)
Basic and diluted – net income (loss)	$4.13	$(0.36)
Operating Ratio (1)	109.8%	103.5%

Financial Overview

Revenue decreased 9.8% to $161.1 million for the first quarter of 2013 compared to $178.6 million in the first quarter of 2012. Revenue for the first quarter of 2013 was negatively impacted by one and a half less working days in the first quarter of 2013 compared to the first quarter of 2012.

Salaries, wages and other employee benefits decreased 4.3% for the first quarter of 2013 compared to the same period a year ago. This is due to the reduction in activity levels and working days compared to the same period in 2012. As density improves in future quarters, the Company should realize increased productivity and labor efficiencies and although salaries, wages and other employee benefits expenses should outpace the prior year expenses, as management improves efficiencies within the U.S. LTL business unit, such costs are expected to decline on a percentage of revenue basis.

Purchased transportation decreased 3.1% for the three-month period ended March 31, 2013 compared to the same period in 2012. Purchased transportation decreased 7.3% in the U.S. LTL business unit in the first quarter of 2013 compared to the same quarter a year ago, attributable to the decrease in shipments in the first quarter of 2013 compared to the first quarter of 2012.

Depreciation and amortization expense increased 3.8% for the first quarter of 2013 compared to the same period in 2012, and is primarily attributable to the purchase of rolling stock, dock equipment and buildings throughout 2012.

Maintenance expense decreased 12.9% for the three-month period ended March 31, 2013 compared to the same period in 2012. As a percentage of revenue, maintenance expense decreased compared to the first quarter of 2012 as management continues its focus on reducing this expense. It is management’s expectation that the Company will continue to reduce its maintenance costs as a percentage of revenue in future periods.

Rents and leases expense increased 8.2% for the three-month period ended March 31, 2013 compared to the same period in 2012. The increase is attributable to the 200 new tractors received by the U.S LTL business unit in 2012 and approximately 950 new trailers received in 2012, a majority of which were acquired by the U.S. LTL business unit.

Owner operator expense increased 6.6% for the first quarter of 2013 compared to the same period in 2012. The increase is due to increased activity levels in the Canadian LTL business unit in the current quarter compared to the first quarter in 2012.

Fuel and fuel-related expenses decreased 12.4% for the three month period ended March 31, 2013 compared to the same period a year ago. Fuel consumption in the first quarter of 2013 decreased as shipments declined 13.0% during the quarter compared to the first quarter of 2012. In addition, the average price of diesel increased approximately 3.3% compared to the three-month period ended March 31, 2012.

On February 12, 2013, Vitran signed an agreement to sell its Supply Chain Operation (“SCO”) services business to Legacy SCO Inc. (“Legacy”), an affiliate of Legacy Supply Chain, for $97.0 million in cash, subject to working capital adjustments. On March 4, 2013 the Company completed the sale of SCO for $97.0 million in cash, and a portion of the proceeds was used to fully reduce Vitran’s debt under its revolving credit facility. The Company expects to receive an additional $1.8 million in proceeds in the second quarter of 2013 upon final determination of the aforementioned working capital adjustments. The Company recorded a gain of $85.3 million on the sale of its SCO business. The operating results and divestiture of the SCO segment have been recorded as a discontinued operation.

The Company incurred interest expense of $1.9 million in the first quarter of 2013 compared to interest expense of $1.3 million for the same quarter a year ago. Included in interest expense is $0.4 million of deferred financing costs that were written-off in the current quarter due to the Company amending its revolving credit agreement. The amended credit agreement provides for $50.0 million of borrowing capacity compared to the previous borrowing capacity of $85.0 million. The Company’s total balance sheet debt net of cash at March 31, 2013 is $31.1 million.

In accordance with Financial Accounting Standard Board (“FASB”) Accounting Standard Codification (“FASB ASC”) 740-10, the Company had recorded a valuation allowance for all U.S. deferred tax assets. The sale of SCO resulted in a taxable gain in the United States, which the Company was able to offset with the utilization of its available net operating loss carry forwards from previous years of $17.6 million. The Company recorded a consolidated tax recovery of $0.1 million for the first three months of 2013 compared to a consolidated tax recovery of $0.4 million for the first three months of 2012.

Net loss from continuing operations for the 2013 first quarter was $17.6 million compared to a net loss of $7.2 million for the same quarter in 2012. This resulted in a basic and diluted loss per share from continuing operations of $1.07 for the first quarter of 2013 compared to a basic and diluted loss per share from continuing operations of $0.44 for the first quarter of 2012. Income from discontinued operations, including the gain from the sale of the SCO segment, was $85.3 million in the 2013 first quarter compared to $1.4 million in the first quarter of 2012. As a result, the Company posted net income of $67.7 million or $4.13 basic and diluted income per share compared to a net loss of $5.8 million or $0.36 basic and diluted loss per share in the comparable first quarter. The weighted average number of shares for the current quarter was 16.4 million basic and diluted shares, consistent with the basic and diluted shares in the first quarter of 2012.

Operations Overview

	For the three months ended March 31,
(in thousands)	2013	2012	2013 vs 2012
Number of shipments (2)	979,903	1,126,151	(13.0%)
Weight (000s of lbs) (3)	1,436,813	1,652,691	(13.1%)
Revenue per shipment (4)	$164.41	$158.58	3.7%
Revenue per hundredweight (5)	$11.21	$10.81	3.7%

Shipments and tonnage decreased 13.0% and 13.1%, respectively, compared to the first quarter of 2012. Both metrics were impacted by one and a half less working days in the first quarter of 2013 compared to the first quarter of 2012. Shipments per day decreased 10.9% in the first quarter of 2013 compared to the first quarter of 2012. The decrease in shipments year-over-year is attributable to the U.S. LTL business unit; however, shipments in the first quarter of 2013 improved sequentially throughout the quarter. Shipments per day in the U.S. LTL business unit improved 6.6% in March 2013 compared to December 2012 and management expects to continue to see improvement in shipment count in future periods. On a year-over-year basis, March 2013 compared to March 2012, average length of haul decreased 1.0% and revenue per hundredweight increased 5.7%. Management expects revenue per hundredweight to increase in upcoming quarters as the Company promotes its improved on-time service to existing and new customers.

During the first quarter of 2013, the U.S. LTL business unit endeavored to build on the foundation developed throughout 2012. The business unit continues to attempt to realize efficiencies and the improved customer service levels that began in the fourth quarter of 2012 have continued to improve in the first quarter of 2013. The management team’s focus is to build on the commercial momentum created in the first quarter of 2013 and drive density and revenue into the U.S. LTL infrastructure.

The Canadian LTL business unit posted a solid 2013 first quarter benefiting from a renewed commercial effort in the Canadian market place.

Lastly, management believes that additional density gains, continued momentum in the North American pricing environment, combined with a continued focus on operational and customer service improvements, the LTL operation should be well positioned to improve income from operations over the long term.

Other

Mr. Rick Gaetz resigned as President and Chief Executive Officer of Vitran effective April 4, 2013. Mr. William Deluce was appointed Interim President and Chief Executive Officer effective the same day to replace Mr. Gaetz.

The Board of Directors is completing a full evaluation of Vitran’s business and is reviewing all appropriate strategic options for the Company with a focus on enhancing shareholder value.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow from continuing operations for the first quarter of 2013 consumed $21.2 million compared to consuming $9.6 million in the 2012 first quarter. The Company generated a higher net loss from operations in the first quarter of 2013 and had a slight deterioration in non-cash working capital. Days sales outstanding (“DSO”) in the first quarter of 2013 were 39.3 days compared to DSO of 38.7 days for the first quarter of 2012.

The Company’s future operating cash flows are largely dependent upon the Company’s profitability and its ability to manage its working capital requirements, primarily accounts receivable, accounts payable, and wage and benefit accruals.

On March 4, 2013, the Company completed the sale of its SCO business to Legacy for $97.0 million in cash. The Company used a portion of the proceeds to fully reduce its outstanding debt under its senior revolving credit facility, and has $54.6 million of cash-on-hand at March 31, 2013. In conjunction with the completed sale of the SCO business, Vitran amended its senior revolving credit agreement to reduce the total available line from $85.0 million to $50.0 million. The Company wrote-off $0.4 million of previously capitalized financing fees, related to the revolving credit facility.

The Company may access the revolving credit facility for letters of credit, however, must achieve a required level of financial performance to be able to draw additional funds on the revolving credit facility and must initially use its cash on-hand to fund operations.

In the fourth quarter of 2012, Vitran received a commitment for up to a $33.0 million U.S. real estate term facility secured by specific real estate in the United States subject to customary due diligence including environmental assessments. In the fourth quarter of 2012, Vitran entered into the first 15-year U.S. real estate term facility for $16.8 million, secured by 18 of the U.S transportation facilities. In the first quarter of 2013, Vitran entered into additional U.S. real estate term facilities under the aforementioned commitment for total proceeds of $14.1 million, secured by an additional 10 of the U.S. transportation facilities. The additional U.S. real estate term facilities have a 15-year term, at an average fixed interest rate of 4.875% adjusted every three to five years and a 15-year amortization period. At March 31, 2013, the Company had $30.7 million outstanding under its U.S. real estate term facilities.

As at March 31, 2013, interest-bearing debt was $85.7 million consisting of $79.8 million of real estate term debt and $5.9 million of capital leases. There were no amounts outstanding under the Company’s senior revolving credit facility at March 31, 2013, except for outstanding letters of credit (“LOC”). At December 31, 2012, interest-bearing debt was $105.3 million consisting of $31.7 million drawn under the syndicated asset based revolving credit facility, $67.3 million of real estate term debt and $6.3 million of capital leases.

For the three months ended March 31, 2013, the Company repaid $0.4 million of real estate term debt, $0.4 million of capital leases and $31.8 million of its revolving credit facilities. At March 31, 2013, the Company had $54.6 million of available cash on its balance sheet. The Company was in compliance with all terms under its credit agreements at March 31, 2013.

The Company generated $0.3 million in proceeds on the divestiture of surplus equipment in the first three months of 2013. Capital expenditures amounted to $0.8 million for the first three months of 2013 and were funded out of the revolving credit facilities.

The table below sets forth the Company’s capital expenditures for the three months ended March 31:

	For the three months ended March 31,
(in thousands of dollars)	2013	2012
Real estate and buildings	$77	$680
Tractors	—	135
Trailing fleet	7	1,906
Information technology	198	112
Leasehold improvements	167	97
Other equipment	342	299

Total	$791	$3,229

Management estimates that cash capital expenditures for the remainder of 2013 will be between $10.0 million and $15.0 million. The Company may enter into operating leases to fund the acquisition of specific equipment should the business levels exceed the current equipment capacity of the Company. The Company expects to finance its capital requirements with cash on-hand and operating leases.

The Company has contractual obligations that include long-term debt consisting of term debt facilities, revolving credit facilities, capital leases for operating equipment and off-balance-sheet operating leases primarily consisting of tractor, trailing fleet and real estate leases. Operating leases form an integral part of the Company’s financial structure and operating methodology as they provide an alternative, cost-effective and flexible form of financing.

The following table summarizes our significant contractual obligations and commercial commitments as of March 31, 2013:

(in thousands of dollars)		Payments due by period
Contractual Obligations	Total	2013	2014 & 2015	2016 & 2017	Thereafter
Real estate facilities	$79,856	$1,924	$5,512	$6,055	$66,365
Capital lease obligations	5,869	1,056	2,506	1,948	359
Estimated interest payments (1)	25,563	3,053	7,566	6,720	8,224

Sub-total	111,288	6,033	15,584	14,723	74,948
Off-balance sheet commitments
Operating leases	81,451	19,452	40,202	16,400	5,397

Total Contractual Obligations	$192,739	$25,485	$55,786	$31,123	$80,345

(1)	The Company has estimated its interest obligation on its fixed rate obligations. For fixed rate debt, the fixed interest rate was used to determine the interest obligation.

In addition to the above-noted contractual obligations, as at March 31, 2013, the Company utilized the revolving credit facility for standby letters of credit of $23.8 million. The letters of credit are used as collateral for self-insured retention of insurance claims. Export Development Canada (“EDC”), a Crown corporation wholly-owned by the government of Canada, provides guarantees to the Company’s syndicated lenders of up to $12.2 million on letters of credit. In so doing, the Company’s definition of available debt in the associated revolving credit agreement excludes LOC’s guaranteed by the EDC.

A significant decrease in demand for our services could limit the Company’s ability to generate cash flow and affect its profitability. The Company’s asset-based revolving credit agreement is subject to financial maintenance tests that require the Company to achieve stated levels of financial performance, which, if not achieved, could cause an acceleration of the credit agreement’s maturity date. The Company must also achieve stated levels of financial performance to be able to draw on the revolving credit facility beyond only for letters of credit. The Company may fail to achieve the required level of financial performance within the required timeline. Assuming no significant decline in business levels or financial performance, management expects that existing working capital, together with available cash, will be sufficient to fund operating and capital requirements as well as service the contractual obligations.

OUTLOOK

Management believes the most significant opportunity remains in the U.S. LTL business unit and management’s continued focus is to improve the contribution to operating results of this business unit. The management team continues to focus on implementing additional projects and initiatives to improve service, productivity and efficiency of the operation. Successfully executing on these plans will allow management to expand revenue through increased pricing and density.

Should the U.S. LTL business unit successfully execute its operational plan, activity levels and pricing initiatives should improve, positioning the Company to improve operating results in future periods.

QUARTERLY RESULTS (unaudited)

(thousands of dollars except per share amounts)	2013 Q1	2012 Q4	2012 Q3	2012 Q2	2012 Q1	2011 Q4	2011 Q3	2011 Q2
Revenue	$161,109	$164,329	$176,209	$183,789	$178,587	$172,484	$176,407	$178,362
Loss from continuing operations	(17,629)	(17,956)	(11,760)	(5,723)	(7,187)	(9,966)	(5,328)	(3,867)
Net income (loss) from continuing operations	67,672	(15,896)	(10,100)	(4,163)	(5,816)	(8,072)	(3,420)	(2,297)
Loss from continuing operations per share:
Basic	$(1.07)	$(1.09)	$(0.72)	$(0.35)	$(0.44)	$(0.61)	$(0.33)	$(0.24)
Diluted	(1.07)	(1.09)	(0.72)	(0.35)	(0.44)	(0.61)	(0.33)	(0.24)
Weighted average number of shares:
Basic	16,401,808	16,399,241	16,399,241	16,399,241	16,367,109	16,331,241	16,330,171	16,330,041
Diluted	16,401,808	16,399,241	16,399,241	16,399,241	16,367,109	16,331,241	16,330,171	16,330,041

Definitions of non-GAAP measures:

(1)	Operating ratio (“OR”) is a non-GAAP financial measure which does not have any standardized meaning prescribed by GAAP. OR is the sum of total operating expenses, divided by revenue. OR allows management to measure the Company and its various segments’ operating efficiency. OR is a widely recognized measure in the transportation industry which provides a comparable benchmark for evaluating the Company’s performance compared to its competitors. Investors should also note that the Company’s presentation of OR may not be comparable to similarly titled measures by other companies. OR is calculated as follows:

	Three months Ended March 31 2013	Three months Ended March 31 2012
Total operating expenses	$176,964	$184,852
Revenue	161,109	178,587

Operating ratio (“OR”)	109.8%	103.5%

(2)	A shipment is a single movement of goods from a point of origin to its final destination as described on a bill of lading document.
(3)	Weight represents the total pounds shipped.
(4)	Revenue per shipment represents revenue divided by the number of shipments.
(5)	Revenue per hundredweight is the price obtained for transporting 100 pounds of LTL freight from point to point, calculated by dividing the revenue for an LTL shipment by the hundredweight (weight in pounds divided by 100) for a shipment.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to the impact of interest rate changes. The Company’s exposure to changes in interest rates is limited to borrowings under the term bank facilities and revolving credit facilities that have variable interest rates tied to the LIBOR rate. We estimate that the fair value of our long-term debt approximates its carrying value.

(in thousands of dollars)		Payments due by period
Long-Term Debt	Total	2013	2014 & 2015	2016 & 2017	Thereafter
Fixed Rate
Real Estate facilities	$79,856	$1,924	$5,512	$6,055	$66,365
Interest Rate	4.63% - 4.88%	4.63% - 4.88%	4.63% - 4.88%	4.63% - 4.88%	4.63% - 4.88%
Capital lease obligations	5,869	1,056	2,506	1,948	359
Average interest rate	6.15%	6.15%	6.15%	6.15%	6.15%

Total	$85,725	$2,980	$8,018	$8,003	$66,724

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

Item 4. Controls and Procedures

Disclosure controls and procedures, as such term is defined in Rule 13a-15(e) of the Exchange Act, are controls and other procedures that are designed to ensure that information required to be disclosed by our Company is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our Company’s management, including our Interim Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), as appropriate to allow timely decisions regarding required disclosure. Our CEO and CFO are responsible for establishing and maintaining disclosure controls and procedures for our Company.

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of Company management, including our CEO and CFO, of the effectiveness of the design, implementation and operation of its disclosure controls and procedures. Based on this evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective as of March 31, 2013.

There have been no significant changes in our internal control over financial reporting, which we define in accordance with Exchange Act Rule 13a-15(f) to include our control environment, control procedures, and accounting systems, or any other factors that could materially affect or are reasonably likely to materially affect our internal control over financial reporting during the first quarter of 2013.

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

Item 1A. Risk Factors

See Part 1A of the Company’s 2012 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit

10.1	Credit Agreements between Standard Insurance Company and Vitran Properties USA, Inc. and subsidiaries dated February 21, 2013 and March 22, 2013 (1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 29, 2013 (1)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 29, 2013 (1)

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated April 29, 2013 (2)

101.INS	XBRL Instance Document (1)

101.SCH	XBRL Taxonomy Extension Schema (1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (1)

101.LAB	XBRL Taxonomy Extension Label Linkbase (1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (1)

Notes:

(1)	Filed as an exhibit to this Quarterly Report on Form 10-Q.
(2)	Furnished as an exhibit to the Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VITRAN CORPORATION INC.

/s/ FAYAZ D. SULEMAN
Fayaz D. Suleman
Date: April 29, 2013	Vice President of Finance and
Chief Financial Officer
(Principle Financial Officer)