Form 10-Q
period 2013-06-30
VITRAN CORP INC
filed 2013-08-06
CIK 946823

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 16,432,241 common shares outstanding at July 30, 2013

Part I. Financial Information

Item 1: Financial Statements

VITRAN CORPORATION INC.

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(Unaudited)

(In thousands of United States dollars except for per share amounts)

	Three months Ended June 30, 2013		Three months Ended June 30, 2012		Six months Ended June 30, 2013	Six months Ended June 30, 2012
Revenue	$165,443		$183,789		$326,552	$362,376
Operating expenses:
Salaries, wages and other employee benefits	75,628		78,054		148,750	154,425
Purchased transportation	25,968		26,176		50,944	51,947
Depreciation and amortization	3,696		3,766		7,597	7,525
Maintenance	8,710		9,148		16,189	17,731
Rents and leases	8,916		8,439		17,515	16,386
Owner operators	13,005		11,950		24,974	23,178
Fuel and fuel-related expenses	29,868		34,738		61,443	70,762
Other operating expenses	15,806		16,205		31,439	31,292
Other income	(673)		(132)		(963)	(50)

Total operating expenses	$180,924		$188,344		$357,888	$373,196

Loss from continuing operations before the undernoted	(15,481)		(4,555)		(31,336)	(10,820)
Interest expense, net	1,358		1,325		3,278	2,635

Loss from continuing operations before income taxes	(16,839)		(5,880)		(34,614)	(13,455)
Income tax expense (recovery)	134		(157)		(12)	(545)

Net loss from continuing operations	(16,973)		(5,723)		(34,602)	(12,910)
Discontinued operations, net of income taxes (note 3)	—		1,560		85,301	2,931

Net income (loss)	$(16,973)		$(4,163)		$50,699	$(9,979)

Income (loss) per share:
Basic and Diluted: Loss from continuing operations Discontinued operations income Net income (loss)	$(1.03 — (1.03	) )	$(0.35 0.10 (0.25	) )	$(2.11 5.20 3.09)	$(0.79 0.18 (0.61	) )
Weighted average number of shares:
Basic	16,432,241		16,399,241		16,417,108	16,383,175
Diluted	16,432,241		16,399,241		16,417,108	16,383,175

See accompanying notes to consolidated financial statements

VITRAN CORPORATION INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands of United States dollars)

	Three months Ended June 30, 2013	Three months Ended June 30, 2012	Six months Ended June 30, 2013	Six months Ended June 30, 2012
Net income (loss)	$(16,973)	$(4,163)	$50,699	$(9,979)
Other comprehensive income (loss):
Change in foreign currency translation adjustment (net of income tax expense (recovery) of nil and $48 for the three and six months ended June 30, 2013; 2012—$1 and ($5))	(1,114)	(112)	(1,937)	(47)
Foreign currency translation reclassified from accumulated other comprehensive income (note 3)	—	—	1,865	—

Other comprehensive loss	$(1,114)	$(112)	$(72)	$(47)

Comprehensive income (loss)	$(18,087)	$(4,275)	$50,627	$(10,026)

See accompanying notes to consolidated financial statements

VITRAN CORPORATION INC.

CONSOLIDATED BALANCE SHEETS

(In thousands of United States dollars)

	June 30, 2013 (Unaudited)	Dec 31, 2012 (Audited)
Assets
Current assets:
Cash and cash equivalents	$41,235	$233
Accounts receivable	73,343	65,291
Inventory, deposits and prepaid expenses	9,485	10,131
Income taxes recoverable	476	—
Current assets of discontinued operations	—	11,436
Deferred income taxes	87	92

Total current assets	124,626	87,183
Property and equipment	123,716	131,640
Intangible assets	1,841	2,707
Goodwill	5,278	5,579
Long-term assets of discontinued operations	—	11,388

Total assets	$255,461	$238,497

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$70,840	$67,744
Income taxes payable	—	517
Current liabilities of discontinued operations	—	14,068
Current portion of long-term debt	3,828	3,339

Total current liabilities	74,668	85,668
Long-term debt	79,155	101,997
Deferred income taxes	997	1,175
Shareholders’ equity:
Common shares, no par value, unlimited authorized, 16,432,241 and 16,399,241 issued and outstanding at June 30, 2013 and December 31, 2012, respectively	100,204	99,954
Additional paid-in capital	5,815	5,708
Accumulated deficit	(10,190)	(60,889)
Accumulated other comprehensive income	4,812	4,884

Total shareholders’ equity	100,641	49,657
Contingent liabilities (note 6)

Total liabilities and shareholders’ equity	$255,461	$238,497

See accompanying notes to consolidated financial statements

VITRAN CORPORATION INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands of United States dollars, except share amounts)

	Common Shares		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Shares	Amount
December 31, 2012	16,399,241	$99,954	$5,708	$(60,889)	$4,884	$49,657
Shares issued upon exercise of employee stock options	33,000	250	(80)	—	—	170
Net income	—	—	—	50,699	—	50,699
Other comprehensive loss	—	—	—	—	(72)	(72)
Share-based compensation	—	—	187	—	—	187

June 30, 2013	16,432,241	$100,204	$5,815	$(10,190)	$4,812	$100,641

	Common Shares		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Shares	Amount
December 31, 2011	16,331,241	$99,746	$5,334	$(24,914)	$4,807	$84,973
Shares issued upon exercise of employee stock options	68,000	208	(57)	—	—	151
Net loss	—	—	—	(9,979)	—	(9,979)
Other comprehensive loss	—	—	—	—	(47)	(47)
Share-based compensation	—	—	227	—	—	227

June 30, 2012	16,399,241	$99,954	$5,504	$(34,893)	$4,760	$75,325

See accompanying notes to consolidated financial statements

VITRAN CORPORATION INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands of United States dollars)

	Three months Ended June 30, 2013	Three months Ended June 30, 2012	Six months Ended June 30, 2013	Six months Ended June 30, 2012
Cash provided by (used in):
Operations:
Net income (loss)	$(16,973)	$(4,163)	$50,699	$(9,979)
Items not involving cash from operations:
Depreciation and amortization	3,696	3,766	7,597	7,525
Deferred income taxes	44	(1)	(178)	(44)
Gain on sale of property and equipment	(673)	(132)	(963)	(50)
Share-based compensation expense	92	100	187	227
Income from discontinued operations (note 3)	—	(1,560)	(85,301)	(2,931)
Change in non-cash working capital components	2,280	5,452	(4,739)	(873)

Continuing operations	11,534	3,462	(32,698)	(6,125)
Discontinued operations	—	237	475	3,616

	11,534	3,699	(32,223)	(2,509)
Investments:
Proceeds from sale of business, net of cash divested	363	—	94,102	—
Purchases of property and equipment	(1,695)	(5,500)	(2,486)	(7,082)
Proceeds on sale of property and equipment	1,451	1,026	1,795	1,567

Continuing operations	119	(4,474)	93,411	(5,515)
Discontinued operations	—	(261)	22	(461)

	119	(4,735)	93,433	(5,976)
Financing:
Change in revolving credit facility and bank overdraft	—	1,440	(31,750)	10,980
Proceeds from long-term debt	—	—	14,058	—
Repayment of long-term debt	(628)	(489)	(1,072)	(733)
Repayment of capital leases	(409)	(846)	(811)	(1,787)
Financing costs	—	—	(514)	—
Issue of common shares upon exercise of employee stock options	—	—	170	151

	(1,037)	105	(19,919)	8,611
Effect of foreign exchange translation on cash	(889)	65	(289)	(19)

Increase (decrease) in cash and cash equivalents	(13,341)	(866)	41,002	107
Cash and cash equivalents, beginning of period	54,576	2,177	233	1,204

Cash and cash equivalents, end of period	$41,235	$1,311	$41,235	$1,311

Change in non-cash working capital components:
Accounts receivable	$2,508	$368	$(8,002)	$(8,137)
Inventory, deposits and prepaid expenses	992	1,724	1,160	454
Income taxes recoverable/payable	4	1,659	(993)	570
Accounts payable and accrued liabilities	(1,224)	1,701	3,096	6,240

	$2,280	$5,452	$(4,739)	$(873)

Supplemental disclosure of non-cash transactions:
Capital lease additions	—	4,099	—	5,745

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

These interim consolidated financial statements reflect all adjustments which are, in the opinion of Management, necessary for a fair presentation of the results of the interim period presented. Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2013.

2. New Accounting Pronouncements

Financial Accounting Standards Board (“FASB”) Accounting Standard Update (“ASU”) No. 2013-02 “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” requires expanded disclosures for amounts reclassified out of accumulated other comprehensive income by component. The guidance requires the presentation of amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, a cross-reference to other disclosures that provide additional detail about those amounts is required. The guidance is to be applied prospectively for reporting periods beginning after December 15, 2012. ASU No. 2013-02 was adopted by the Company on January 1, 2013. The new guidance affects disclosures only and did not have an impact on the Company’s results of operations or financial position.

3. Discontinued Operations

On March 4, 2013, the Company completed the sale of its Supply Chain Operation business unit (“SCO”), which was previously a reportable segment. The proceeds from the transaction were $97.0 million, plus an adjustment of $1.8 million on account of working capital. As of June 30, 2013, the Company has received net cash proceeds of $94.1 million, net of cash divested of $0.4 million, direct selling costs of $2.9 million and income taxes of $1.4 million. The Company used the proceeds to reduce its outstanding debt under its revolving credit facility. The operating results and gain on sale of SCO have been recorded as a discontinued operation.

The following table summarizes the operations for all periods presented to classify SCO operations as discontinued operations for the three and six months ended June 30, 2013 and 2012:

	Three months Ended June 30, 2013	Three months Ended June 30, 2012	Six months Ended June 30, 2013	Six months Ended June 30, 2012
Revenue	$—	$29,308	$18,689	$58,469
Income from discontinued operations	—	2,366	1,082	4,462
Income tax expense	—	(806)	(402)	(1,531)

Income from discontinued operations, net of income tax	—	1,560	680	2,931
Gain on sale	—	—	87,892	—
Income tax expense	—	—	(19,019)	—
Utilization of net operating loss carry-forwards	—	—	17,613	—

	—	—	86,486	—
Reclassification of foreign currency translation from accumulated other comprehensive income	—	—	(1,865)	—

Net gain on sale of discontinued operations	—	—	84,621	—

Net income from discontinued operations	$—	$1,560	$85,301	$2,931

The following table summarizes the assets and liabilities from discontinued operations:

	June 30, 2013	Dec 31, 2012
Accounts receivable	$—	$10,284
Income taxes recoverable	—	120
Deposits and prepaid expenses	—	1,032
Property and equipment	—	1,635
Intangible assets	—	750
Goodwill	—	8,872
Deferred income taxes	—	159
Deferred income taxes valuation allowance	—	(28)

Total assets from discontinued operations	$—	$22,824

Accounts payable and accrued liabilities	$—	$14,068

Total liabilities from discontinued operations	$—	$14,068

4. Computation of Income (Loss) per Share

	Three months Ended June 30, 2013	Three months Ended June 30, 2012	Six months Ended June 30, 2013	Six months Ended June 30, 2012
Numerator:
Net loss from continuing operations	$(16,973)	$(5,723)	$(34,602)	$(12,910)
Net income from discontinued operations	—	1,560	85,301	2,931
Net income (loss)	(16,973)	(4,163)	50,699	(9,979)

Denominator:
Basic weighted-average shares outstanding	16,432,241	16,399,241	16,417,108	16,383,175
Dilutive weighted-average shares outstanding	16,432,241	16,399,241	16,417,108	16,383,175

Basic and diluted loss per share from continuing operations	$(1.03)	$(0.35)	$(2.11)	$(0.79)
Basic and diluted income per share from discontinued operations	—	0.10	5.20	0.18
Basic and diluted income (loss) per share	(1.03)	(0.25)	3.09	(0.61)

5. Assets Held for Sale

The Company has certain assets that are classified as assets held for sale. These assets are carried on the balance sheet at the lower of the carrying amount or estimated fair value, less cost to sell. Once an asset is classified held for sale, there is no further depreciation taken on the asset. At June 30, 2013, the net book value of assets held for sale was approximately $1.4 million (December 31, 2012—$2.1 million). This amount is included in property and equipment on the balance sheet.

6. Contingent Liabilities

The Company is subject to legal proceedings that arise in the ordinary course of business. In the opinion of Management, the aggregate liability, if any, with respect to these actions, will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. Legal costs are expensed as incurred.

7. Long-Term Debt

During the six months ended June 30, 2013, the Company entered into additional 15 year real estate term credit facilities with a real estate mortgage lender for $14.1 million. The real estate term credit facilities are secured by 10 transportation facilities throughout the United States. The real estate term agreements bear interest at 4.625% to 4.875% with an interest rate adjustment period of every three to five years.

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

8. Income Taxes

The Company established a valuation allowance for all U.S. deferred tax assets as required by FASB Accounting Standards Codification (“ASC”) 740-10. During the six months ended June 30, 2013, the Company incurred additional losses increasing the valuation allowance and utilized its net operating loss carry-forwards to offset tax on the gain on the sale of SCO resulting in a net decrease in the valuation allowance of $11.3 million (2012—increase of $4.0 million) to $52.6 million.

9. Fair Value Measurements

The fair values of cash and cash equivalents, accounts receivable and accounts payable and accrued liabilities approximate their carrying values because of the short-term nature of these financial instruments. The fair value of the Company’s long-term debt, determined based on the future cash flows associated with each debt instrument discounted using an estimate of the Company’s current borrowing rate for similar debt instruments of comparable maturity, is approximately equal to their carrying value at June 30, 2013 and December 31, 2012.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to help the reader understand the results of operations and financial condition of our Company. It is provided as a supplement to, and should be read in conjunction with, our unaudited consolidated interim financial statements for the three and six months ended June 30, 2013 and the notes thereto as included in Item 1 of this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the year ended December 31, 2012.

Forward-Looking Statements

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

This Quarterly Report on Form 10-Q contains forward-looking statements regarding, but not limited to, the following:

•

the Company’s expectation that efficiencies, increase in activity levels and optimization of technology within the U.S. Less-Than-Truckload (“LTL”) business unit will reduce salaries, wages and employee benefits expense as a percentage of revenue;

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

CONSOLIDATED RESULTS

The following table summarizes the Consolidated Statements of Income (Loss) for the three and six months ended June 30:

	For the three months ended June 30,				For the six months ended June 30,
(in thousands)	2013	2012	2013 vs 2012		2013	2012	2013 vs 2012
Revenue	$165,443	$183,789	(10.0%	)	$326,552	$362,376	(9.9%	)
Salaries, wages and other employee benefits	75,628	78,054	(3.1%	)	148,750	154,425	(3.7%	)
Purchased transportation	25,968	26,176	(0.8%	)	50,944	51,947	(1.9%	)
Depreciation and amortization	3,696	3,766	(1.9%	)	7,597	7,525	1.0%
Maintenance	8,710	9,148	(4.8%	)	16,189	17,731	(8.7%	)
Rents and leases	8,916	8,439	5.7%		17,515	16,386	6.9%
Owner operators	13,005	11,950	8.8%		24,974	23,178	7.7%
Fuel and fuel-related expenses	29,868	34,738	(14.0%	)	61,443	70,762	(13.2%	)
Other operating expenses	15,806	16,205	(2.5%	)	31,439	31,292	0.5%
Other income	(673)	(132)	409.8%		(963)	(50)	1,826.0%

Total operating expenses	180,924	188,344	(3.9%	)	357,888	373,196	(4.1%	)

Loss from continuing operations	(15,481)	(4,555)	239.9%		(31,336)	(10,820)	189.6%
Interest expense, net	1,358	1,325	2.5%		3,278	2,635	24.4%
Income tax expense (recovery)	134	(157)	(185.4%	)	(12)	(545)	(97.8%	)

Net loss from continuing operations	(16,973)	(5,723)	196.6%		(34,602)	(12,910)	168.0%
Discontinued operations, net of income taxes	—	1,560	(100.0%	)	85,301	2,931	2,810.3%
Net income (loss)	$(16,973)	$(4,163)	307.7%		$50,699	$(9,979)	(608.1%	)

Income (loss) per share:
Basic and diluted – continuing operations	$(1.03)	$(0.35)			$(2.11)	$(0.79)
Basic and diluted – net income (loss)	$(1.03)	$(0.25)			$3.09	$(0.61)
Operating Ratio (1)	109.4%	102.5%			109.6%	103.0%

Financial Overview

Revenue decreased 10.0% to $165.4 million for the second quarter of 2013 compared to $183.8 million in the second quarter of 2012. Revenue was impacted by the decrease in shipment and tonnage of 11.2% and 11.8%, respectively, compared to the second quarter of 2012. For the six months ended June 30, 2013, revenue decreased 9.9% to $326.6 million compared to $362.4 million for the six-month period ended June 30, 2012. Detailed explanations are discussed below in “Operations Overview”.

Salaries, wages and other employee benefits decreased 3.1% and 3.7% for the second quarter of 2013 and six-months ended June 30, 2013, respectively, compared to the same periods a year ago. This is due to the reduction in activity levels compared to the same periods in 2012. As density improves in future quarters, the Company should realize increased productivity and labor efficiencies and although salaries, wages and other employee benefits expenses should outpace the prior year expenses, as management improves efficiencies within the U.S. LTL business unit, such costs are expected to decline on a percentage of revenue basis. In the second quarter of 2013, the Company recorded $1.8 million in severance to the previous President and Chief Executive Officer of Vitran, which is included in salaries, wages and other employee benefits.

Purchased transportation decreased 0.8% for the three-month period ended June 30, 2013 compared to the same period in 2012. For the six-month period ended June 30, 2013, purchased transportation decreased 1.9% compared to the same six-month period a year-ago. This is attributable to the U.S. LTL business unit continuing to optimize the use of purchased transportation within the line haul structure and reduced shipment volume in 2013 compared to 2012.

Depreciation and amortization expense decreased 1.9% for the second quarter of 2013 compared to the same period in 2012, and is primarily attributable to the sale of rolling stock and reduced capital expenditures compared to the second quarter of 2012. Depreciation and amortization expense increased 1.0% for the six-month period ended June 30, 2013 compared to the same period in 2012, and is attributable to the purchase of rolling stock and buildings in the second half of 2012.

Maintenance expense decreased 4.8% and 8.7% for the three-month and six-month periods ended June 30, 2013 compared to the same periods in 2012, respectively. As a percentage of revenue, maintenance expense was consistent for the six-month period ended June 30, 2013 compared to six-month period ended June 30, 2012.

Rents and leases expense increased 5.7% and 6.9% for the three-month and six-month periods ended June 30, 2013 compared to the same periods in 2012. The increase is attributable to the 200 new tractors received by the U.S LTL business unit in 2012 and approximately 950 new trailers received in 2012, a majority of which were acquired by the U.S. LTL business unit.

Owner operator expense increased in the second quarter of 2013 and six-month period ended June 30, 2013 compared to the same periods in 2012. This is attributable to increased activity levels in the Canadian LTL business unit in 2013 compared to 2012.

Fuel and fuel-related expenses decreased 14.0% for the three month period ended June 30, 2013 and decreased 13.2% for the six-month period ended June 30, 2013, compared to the same periods a year ago. Fuel consumption in 2013 decreased as shipments declined 12.1% during the six-month period ended June 30, 2013 compared to the same six months in 2012.

On February 12, 2013, Vitran signed an agreement to sell its Supply Chain Operation (“SCO”) services business to Legacy SCO Inc. (“Legacy”), an affiliate of Legacy Supply Chain, for $97.0 million in cash, subject to working capital adjustments. On March 4, 2013, the Company completed the sale of SCO for $97.0 million in cash, and a portion of the proceeds was used to fully reduce Vitran’s debt under its revolving credit facility. The Company received an additional $1.8 million in proceeds in the second quarter of 2013 upon final determination of the aforementioned working capital adjustments. The Company recorded a gain of $85.3 million on the sale of its SCO business. The operating results and divestiture of the SCO segment have been recorded as a discontinued operation.

The Company incurred interest expense of $1.4 million in the second quarter of 2013 compared to interest expense of $1.3 million for the same quarter a year ago. The Company’s total balance sheet debt net of cash at June 30, 2013 is $41.7 million.

In accordance with Financial Accounting Standard Board (“FASB”) Accounting Standard Codification (“ASC”) 740-10, the Company had recorded a valuation allowance for all U.S. deferred tax assets. The sale of SCO resulted in a taxable gain in the United States, which the Company was able to offset with the utilization of its available net operating loss carry forwards from previous years. The Company recorded a consolidated tax recovery of $0.1 million for the first six months of 2013 compared to a consolidated tax recovery of $0.5 million for the first six months of 2012.

Net loss from continuing operations for the 2013 second quarter was $17.0 million compared to a net loss of $5.7 million for the same quarter in 2012. This resulted in a basic and diluted loss per share from continuing operations of $1.03 for the second quarter of 2013 compared to a basic and diluted loss per share from continuing operations of $0.35 for the second quarter of 2012. The weighted average number of shares for the current quarter was 16.4 million basic and diluted shares, consistent with the basic and diluted shares in the second quarter of 2012. For the six months ended June 30, 2013, the Company posted a net loss from continuing operations of $34.6 million compared to a net loss of $12.9 million in the same six-month period a year ago. This resulted in a loss per share from continuing operations of $2.11 compared to a net loss of $0.79 per share for the 2012 six-month period. The weighted average number of shares for the six-month period of 2013 was 16.4 million basic and diluted shares, consistent with the basic and diluted shares in the six-month period of 2012. Income from discontinued operations, including the gain from the sale of the SCO segment, was $85.3 million for the six months ended June 30, 2013 compared to $2.9 million in the six-month period of 2012. As a result, the Company posted net income of $50.7 million or $3.09 basic and diluted income per share compared to a net loss of $10.0 million or $0.61 basic and diluted loss per share in the comparable six-month period of 2012.

Operations Overview

	For the three months ended June 30,			For the six months ended June 30,
(in thousands)	2013	2012	2013 vs 2012	2013	2012	2013 vs 2012
Number of shipments (2)	1,025,690	1,155,476	(11.2%)	2,005,593	2,281,627	(12.1%)
Weight (000s of lbs) (3)	1,505,259	1,707,367	(11.8%)	2,942,072	3,360,058	(12.4%)
Revenue per shipment (4)	$161.30	$159.06	1.4%	$162.82	$158.82	2.5%
Revenue per hundredweight (5)	$10.99	$10.76	2.1%	$11.10	$10.78	3.0%

Shipments and tonnage decreased 11.2% and 11.8%, respectively, compared to the second quarter of 2012. The decrease in shipments year-over-year is attributable to the U.S. LTL business unit; while shipments per day in the U.S. LTL business unit were flat compared to the first quarter of 2013. As announced in June 2013, effective August 2013 the U.S. LTL business unit entered into an interline relationship to serve the west coast of the United States. This will result in the reduction of seven terminals and allow the U.S. LTL business unit to focus on its core geographic footprint. As a result of this strategic decision, shipments declined approximately 300 shipments per day in the month of June related to the West region.

In the U.S. LTL business unit, average length of haul remained flat and revenue per hundredweight increased 4.0% for the second quarter of 2013 compared to the same quarter in 2012. Management expects revenue per hundredweight to increase in upcoming quarters as the Company promotes its improved on-time service to existing and new customers.

During the second quarter of 2013, the U.S. LTL business unit continued to focus on maintaining and improving customer service levels, realize efficiencies in the operations, technology development for the sales group and beginning the implementation of its on dock hand-held technology. The management team’s focus is to drive density and revenue into the U.S. LTL infrastructure through volume and pricing growth.

The Canadian LTL business unit posted a solid 2013 second quarter benefiting from an increase in activity year-over-year.

Lastly, management believes that additional density gains, continued momentum in the North American pricing environment, combined with a continued focus on operational and customer service improvements, the LTL operation should be well positioned to improve income from operations over the long term.

Other

Mr. Rick Gaetz resigned as President and Chief Executive Officer of Vitran effective April 4, 2013 and the Company recorded severance expense of $1.8 million. Mr. William Deluce was appointed Interim President and Chief Executive Officer effective the same day to replace Mr. Gaetz.

The Board of Directors continues its evaluation of Vitran’s business and is reviewing all appropriate strategic options for the Company with a focus on enhancing shareholder value.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow from continuing operations for the second quarter of 2013 consumed $11.5 million compared to generating $3.5 million in the 2012 second quarter. The Company generated a higher net loss from operations in the second quarter of 2013 and had a deterioration in non-cash working capital. Days sales outstanding (“DSO”) in the second quarter of 2013 were 39.7 days compared to DSO of 39.0 days for the second quarter of 2012.

The Company’s future operating cash flows are largely dependent upon the Company’s profitability and its ability to manage its working capital requirements, primarily accounts receivable, accounts payable, and wage and benefit accruals.

On March 4, 2013, the Company completed the sale of its SCO business to Legacy for $97.0 million in cash. The Company used a portion of the proceeds to fully reduce its outstanding debt under its senior revolving credit facility. During the second quarter the Company received additional proceeds of $1.8 million upon final determination of the working capital adjustment and paid income taxes of $1.4 million related to the sale.

In the fourth quarter of 2012, Vitran received a commitment for up to a $33.0 million U.S. real estate term facility secured by specific real estate in the United States subject to customary due diligence including environmental assessments. In the fourth quarter of 2012, Vitran entered into the first 15-year U.S. real estate term facility for $16.8 million, secured by 18 U.S transportation facilities. In the first quarter of 2013, Vitran entered into additional U.S. real estate term facilities under the aforementioned commitment for total proceeds of $14.1 million, secured by an additional 10 U.S. transportation facilities. The additional U.S. real estate term facilities have a 15-year term, at an average fixed interest rate of 4.875% adjusted every three to five years and a 15-year amortization period. At June 30, 2013, the Company had $30.3 million outstanding under its U.S. real estate term facilities.

As at June 30, 2013, interest-bearing debt was $83.0 million consisting of $77.6 million of real estate term debt and $5.4 million of capital leases. There were no amounts outstanding under the Company’s senior revolving credit facility at June 30, 2013, except for outstanding letters of credit (“LOC”). At December 31, 2012, interest-bearing debt was $105.3 million consisting of $31.7 million drawn under the syndicated asset based revolving credit facility, $67.3 million of real estate term debt and $6.3 million of capital leases.

The Company may access the revolving credit facility for additional letters of credit, however, must achieve a required level of financial performance to be able to draw additional funds on the revolving credit facility and must initially use its cash on-hand to fund operations.

For the six months ended June 30, 2013, the Company repaid $1.1 million of real estate term debt, $0.8 million of capital leases and $31.8 million of its revolving credit facilities. At June 30, 2013, the Company had $41.2 million of available cash on its balance sheet. The Company was in compliance with all terms under its credit agreements at June 30, 2013.

The Company generated $1.8 million in proceeds on the divestiture of a facility in Kansas City, KS and surplus equipment in the first six months of 2013. Capital expenditures amounted to $2.5 million for the first six months of 2013 and were funded from cash on hand.

The table below sets forth the Company’s capital expenditures for the three and six months ended June 30:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands of dollars)	2013	2012	2013	2012
Real estate and buildings	$342	$3,675	$419	$4,355
Tractors	—	4,326	—	4,461
Trailing fleet	676	—	683	1,906
Information technology	296	534	494	646
Leasehold improvements	163	54	330	151
Other equipment	218	1,010	560	1,308

Total	$1,695	$9,599	$2,486	$12,827

Management estimates that cash capital expenditures for the remainder of 2013 will be between $4.0 million and $8.0 million. The Company may enter into operating leases to fund the acquisition of specific equipment should the business levels exceed the current equipment capacity of the Company. The Company expects to finance its capital requirements with cash on-hand and operating leases.

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

The following table summarizes our significant contractual obligations and commercial commitments as of June 30, 2013:

(in thousands of dollars)		Payments due by period
Contractual Obligations	Total	2013	2014 & 2015	2016 & 2017	Thereafter
Real estate term facilities	$77,563	$1,276	$5,429	$5,964	$64,894
Capital lease obligations	5,420	645	2,494	1,934	347
Estimated interest payments (1)	24,206	1,983	7,417	6,580	8,226

Sub-total	107,189	3,904	15,340	14,478	73,467
Off-balance sheet commitments
Operating leases	76,175	12,990	41,266	16,552	5,367

Total Contractual Obligations	$183,364	$16,894	$56,606	$31,030	$78,834

(1)	The Company has estimated its interest obligation on its fixed rate obligations. For fixed rate debt, the fixed interest rate was used to determine the interest obligation.

In addition to the above-noted contractual obligations, as at June 30, 2013, the Company utilized the revolving credit facility for standby letters of credit of $25.2 million. The letters of credit are used as collateral for self-insured retention of insurance claims. Export Development Canada (“EDC”), a Crown corporation wholly-owned by the government of Canada, provides guarantees to the Company’s syndicated lenders of up to $12.2 million on letters of credit. In so doing, the Company’s definition of available debt in the associated revolving credit agreement excludes LOC’s guaranteed by the EDC.

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

QUARTERLY RESULTS (unaudited)

(thousands of dollars except per share amounts)	2013 Q2	2013 Q1	2012 Q4	2012 Q3	2012 Q2	2012 Q1	2011 Q4	2011 Q3
Revenue	$165,443	$161,109	$164,329	$176,209	$183,789	$178,587	$172,484	$176,407
Loss from continuing operations	(16,973)	(17,629)	(17,956)	(11,760)	(5,723)	(7,187)	(9,966)	(5,328)
Net income (loss)	(16,973)	67,672	(15,896)	(10,100)	(4,163)	(5,816)	(8,072)	(3,420)
Loss from continuing operations per share:
Basic	$(1.03)	$(1.07)	$(1.09)	$(0.72)	$(0.35)	$(0.44)	$(0.61)	$(0.33)
Diluted	(1.03)	(1.07)	(1.09)	(0.72)	(0.35)	(0.44)	(0.61)	(0.33)
Weighted average number of shares:
Basic	16,432,241	16,401,808	16,399,241	16,399,241	16,399,241	16,367,109	16,331,241	16,330,171
Diluted	16,432,241	16,401,808	16,399,241	16,399,241	16,399,241	16,367,109	16,331,241	16,330,171

Definitions of non-GAAP measures:

(1)	Operating ratio (“OR”) is a non-GAAP financial measure which does not have any standardized meaning prescribed by GAAP. OR is the sum of total operating expenses, divided by revenue. OR allows management to measure the Company’s operating efficiency. OR is a widely recognized measure in the transportation industry which provides a comparable benchmark for evaluating the Company’s performance compared to its competitors. Investors should also note that the Company’s presentation of OR may not be comparable to similarly titled measures by other companies. OR is calculated as follows:

	Three months Ended June 30, 2013	Three months Ended June 30, 2012	Six months Ended June 30, 2013	Six months Ended June 30, 2012
Total operating expenses	$180,924	$188,344	$357,888	$373,196
Revenue	165,443	183,789	326,552	362,376

Operating ratio (“OR”)	109.4%	102.5%	109.6%	103.0%

(2)	A shipment is a single movement of goods from a point of origin to its final destination as described on a bill of lading document.

(3)	Weight represents the total pounds shipped.

(4)	Revenue per shipment represents revenue divided by the number of shipments.

(5)	Revenue per hundredweight is the price obtained for transporting 100 pounds of LTL freight from point to point, calculated by dividing the revenue for an LTL shipment by the hundredweight (weight in pounds divided by 100) for a shipment.

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

(in thousands of dollars)		Payments due by period
Long-Term Debt	Total	2013	2014 & 2015	2016 & 2017	Thereafter
Fixed Rate
Real Estate term facilities	$77,563	$1,276	$5,429	$5,964	$64,894
Interest Rate	4.30%-4.88%	4.30%-4.88%	4.30%-4.88%	4.30%-4.88%	4.30%-4.88%
Capital lease obligations	5,420	645	2,494	1,934	347
Average interest rate	6.15%	6.15%	6.15%	6.15%	6.15%

Total	$82,983	$1,921	$7,923	$7,898	$65,241

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of Company management, including our CEO and CFO, of the effectiveness of the design, implementation and operation of its disclosure controls and procedures. Based on this evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective as of June 30, 2013.

There have been no significant changes in our internal control over financial reporting, which we define in accordance with Exchange Act Rule 13a-15(f) to include our control environment, control procedures, and accounting systems, or any other factors that could materially affect or are reasonably likely to materially affect our internal control over financial reporting during the second quarter of 2013.

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

Item 1A. Risk Factors

See Part 1A of the Company’s 2012 Annual Report on Form 10-K. There have been no material changes from the risk factors previously disclosed therein.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We have not purchased any of our shares of common stock during the period covered by this quarterly report on Form 10-Q.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 6, 2013 (1)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 6, 2013 (1)

32.1	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 6, 2013 (2)

101.INS	XBRL Instance Document(1)

101.SCH	XBRL Taxonomy Extension Schema (1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (1)

101.LAB	XBRL Taxonomy Extension Label Linkbase (1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (1)

Notes:

(1)	Filed as an exhibit to this Quarterly Report on Form 10-Q.
(2)	Furnished as an exhibit to the Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VITRAN CORPORATION INC.

/s/ FAYAZ D. SULEMAN

Fayaz D. Suleman
Date: August 6, 2013	Vice President of Finance and
Chief Financial Officer
(Principal Financial Officer)