Form 10-Q
period 2013-09-30
VITRAN CORP INC
filed 2013-11-04
CIK 946823

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 16,432,241 common shares outstanding at November 4, 2013

Part I. Financial Information

Item 1: Financial Statements

VITRAN CORPORATION INC.

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(Unaudited)

(In thousands of United States dollars except for per share amounts)

	Three months Ended Sept 30, 2013		Three months Ended Sept 30, 2012		Nine months Ended Sept 30, 2013		Nine months Ended Sept 30, 2012
Revenue	$49,373		$49,626		$146,036			$143,504
Operating expenses:
Salaries, wages and other employee benefits	6,637		6,396		21,446			18,693
Purchased transportation	17,018		17,814		50,659			52,004
Depreciation and amortization	769		784		2,372			2,331
Maintenance	1,898		2,241		6,078			7,640
Rents and leases	636		694		1,950			2,084
Owner operators	12,882		12,506		37,856			35,684
Fuel and fuel-related expenses	5,372		5,075		16,222			16,320
Other operating expenses	2,052		2,177		7,260			5,917
Other income	(78)		(30)		(262)			(41)

Total operating expenses	$47,186		$47,657		$143,581			$140,632

Income from continuing operations before the undernoted	2,187		1,969		2,455			2,872

Interest expense, net	(655)		(750)		(2,536)			(2,242)

Income (loss) from continuing operations before income taxes	1,532		1,219		(81)			630

Income tax expense	134		482		51			677

Net income (loss) from continuing operations	1,398		737		(132)			(47)

Discontinued operations, net of income taxes (note 3)	(74,092)		(10,837)		(21,863)			(20,032)

Net loss	$(72,694)		$(10,100)		$(21,995)			$(20,079)

Income (loss) per share:

Basic and Diluted: Income (loss) from continuing operations Discontinued operations loss Net loss	$0.09 (4.51 (4.42	) )	$0.04 (0.66 (0.62	) )	$(0.01 (1.33 (1.34	) ) )	$	— (1.23 (1.23	) )

Weighted average number of shares:
Basic	16,432,241		16,399,241		16,422,208			16,388,569
Diluted	16,432,241		16,399,241		16,422,208			16,388,569

See accompanying notes to consolidated financial statements

VITRAN CORPORATION INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands of United States dollars)

	Three months Ended Sept 30, 2013	Three months Ended Sept 30, 2012	Nine months Ended Sept 30, 2013	Nine months Ended Sept 30, 2012
Net loss	$(72,694)	$(10,100)	$(21,995)	$(20,079)

Other comprehensive income (loss):
Change in foreign currency translation adjustment (net of income tax expense (recovery) of nil and $48 for the three and nine months ended September 30, 2013; 2012 - $1 and ($4))	868	133	(1,069)	84
Foreign currency translation reclassified from accumulated other comprehensive income (note 3)	—	—	1,865	—

Other comprehensive income	$868	$133	$796	$84

Comprehensive loss	$(71,826)	$(9,967)	$(21,199)	$(19,995)

See accompanying notes to consolidated financial statements

VITRAN CORPORATION INC.

CONSOLIDATED BALANCE SHEETS

(In thousands of United States dollars)

(Unaudited)

	Sept 30, 2013	Dec 31, 2012
Assets
Current assets:
Cash and cash equivalents	$25,904	$233
Accounts receivable	21,406	17,988
Inventory, deposits and prepaid expenses	2,921	3,505
Income taxes recoverable	323	—
Current assets of discontinued operations	75,563	65,402
Deferred income taxes	89	92

Total current assets	126,206	87,220

Property and equipment	49,835	53,365
Goodwill	5,388	5,579
Long-term assets of discontinued operations	—	92,370

Total assets	$181,429	$238,534

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$26,947	$24,008
Income taxes payable	—	554
Current liabilities of discontinued operations	75,563	59,810
Current portion of long-term debt	1,333	1,333

Total current liabilities	103,843	85,705

Long-term debt	47,730	58,969
Deferred income taxes	999	1,175
Long-term liabilities of discontinued operations	—	43,028

Shareholders’ equity:
Common shares, no par value, unlimited authorized, 16,432,241 and 16,399,241 issued and outstanding at September 30, 2013 and December 31, 2012, respectively	100,204	99,954
Additional paid-in capital	5,857	5,708
Accumulated deficit	(82,884)	(60,889)
Accumulated other comprehensive income	5,680	4,884

Total shareholders’ equity	28,857	49,657

Contingent liabilities (note 5)

Total liabilities and shareholders’ equity	$181,429	$238,534

See accompanying notes to consolidated financial statements

VITRAN CORPORATION INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands of United States dollars, except share amounts)

					Accumulated
			Additional		Other	Total
	Common Shares		Paid-in	Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Capital	Deficit	Income	Equity
December 31, 2012	16,399,241	$99,954	$5,708	$(60,889)	$4,884	$49,657
Shares issued upon exercise of employee stock options	33,000	250	(80)	—	—	170
Net loss	—	—	—	(21,995)	—	(21,995)
Other comprehensive income	—	—	—	—	796	796
Share-based compensation	—	—	229	—	—	229

September 30, 2013	16,432,241	$100,204	$5,857	$(82,884)	$5,680	$28,857

					Accumulated
			Additional		Other	Total
	Common Shares		Paid-in	Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Capital	Deficit	Income	Equity
December 31, 2011	16,331,241	$99,746	$5,334	$(24,914)	$4,807	$84,973
Shares issued upon exercise of employee stock options	68,000	208	(57)	—	—	151
Net loss	—	—	—	(20,079)	—	(20,079)
Other comprehensive income	—	—	—	—	84	84
Share-based compensation	—	—	329	—	—	329

September 30, 2012	16,399,241	$99,954	$5,606	$(44,993)	$4,891	$65,458

See accompanying notes to consolidated financial statements

VITRAN CORPORATION INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands of United States dollars)

	Three months Ended Sept 30, 2013	Three months Ended Sept 30, 2012	Nine months Ended Sept 30, 2013	Nine months Ended Sept 30, 2012
Cash provided by (used in):

Operations:
Net loss	$(72,694)	$(10,100)	$(21,995)	$(20,079)
Items not involving cash from operations:
Depreciation and amortization	769	784	2,372	2,331
Deferred income taxes	—	7	(178)	(38)
Gain on sale of property and equipment	(78)	(30)	(262)	(41)
Share-based compensation expense	42	102	229	329
Loss from discontinued operations (note 3)	74,092	10,837	21,863	20,032
Change in non-cash working capital components	146	(125)	(1,001)	(1,971)

Continuing operations	2,277	1,475	1,028	563
Discontinued operations	(18,205)	(4,915)	(49,179)	(6,512)

	(15,928)	(3,440)	(48,151)	(5,949)
Investments:
Advance on sale of business (note 3)	400	—	400	—
Proceeds from sale of business, net of cash divested	—	—	94,102	—
Purchases of property and equipment	(118)	(2,347)	(661)	(5,656)
Proceeds on sale of property and equipment	78	33	262	77

Continuing operations	360	(2,314)	94,103	(5,579)
Discontinued operations	1,490	(3,600)	1,181	(6,311)

	1,850	(5,914)	95,284	(11,890)
Financing:
Change in revolving credit facility and bank overdraft	—	2,021	(8,500)	2,121
Repayment of long-term debt	(274)	(243)	(843)	(726)
Repayment of capital leases	(41)	(41)	(123)	(126)
Financing costs	—	—	(121)	—
Issue of common shares upon exercise of employee stock options	—	—	170	151

Continuing operations	(315)	1,737	(9,417)	1,420
Discontinued operations	(1,674)	6,507	(12,492)	15,435

	(1,989)	8,244	(21,909)	16,855
Effect of foreign exchange translation on cash	736	(201)	447	(220)

Increase (decrease) in cash and cash equivalents	(15,331)	(1,311)	25,671	(1,204)
Cash and cash equivalents, beginning of period	41,235	1,311	233	1,204

Cash and cash equivalents, end of period	$25,904	$—	$25,904	$—

Change in non-cash working capital components:
Accounts receivable	$(728)	$(2,183)	$(3,368)	$(4,914)
Inventory, deposits and prepaid expenses	(208)	(174)	705	196
Income taxes recoverable/payable	(58)	58	(877)	(497)
Accounts payable and accrued liabilities	1,140	2,174	2,539	3,244

	$146	$(125)	$(1,001)	$(1,971)

Supplemental disclosure of non-cash transactions:
Capital lease additions	—	4,099	—	5,745

See accompanying notes to consolidated financial statements

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of United States dollars except for per share amounts)

1. Accounting Policies

The accompanying interim consolidated financial statements include the accounts of Vitran Corporation Inc. and its wholly-owned subsidiaries (together, “Vitran” or the “Company”). All material intercompany transactions and balances have been eliminated on consolidation.

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

These interim consolidated financial statements reflect all adjustments which are, in the opinion of Management, necessary for a fair presentation of the results of the interim period presented. Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2013.

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

3. Discontinued Operations

On March 4, 2013, the Company completed the sale of its Supply Chain Operation business unit (“SCO”), which was previously a reportable segment. The proceeds from the transaction were $97.0 million, plus an adjustment of $1.8 million on account of working capital. As of September 30, 2013, the Company has received net cash proceeds of $94.1 million, net of cash divested of $0.4 million, direct selling costs of $2.9 million and income taxes of $1.4 million. The Company used the proceeds to reduce its outstanding debt under its revolving credit facility. The operating results and gain on sale of SCO have been recorded as a discontinued operation.

On September 23, 2013, the Company entered into an agreement to sell the shares of its U.S. Less-Than-Truckload business unit (“U.S. LTL”) to Data Processing LLC, a company owned by Matthew Moroun, for cash consideration of $2.0 million and the assumption of $32.8 million of real estate and capital lease debt by the purchaser. In addition, the purchaser agreed to fund cash deficits incurred by U.S. LTL from September 23, 2013 through to the date of closing of the transaction. The transaction closed on October 7, 2013 and the purchaser has funded $1.4 million of cash deficits incurred by U.S. LTL between September 23, 2013 and October 7, 2013. As of September 30, 2013, the Company had received funding of $0.4 million for cash deficits incurred between September 23, 2013 and September 30, 2013. Prior to closing the sale, the Company agreed to capitalize U.S. LTL with cash of $5.0 million.

At September 30, 2013, the financial results of U.S. LTL have been recorded as a discontinued operation. As required by U.S. GAAP, the Company compared the fair value less costs to sell of the net assets of U.S. LTL to its carrying value. As a result of the comparison, the Company recorded a $49.7 million non-cash write-down in discontinued operations to write-down the U.S. LTL net assets to zero. The write-down was recorded as a reduction in property and equipment within “current assets of discontinued operations” on the consolidated balance sheet.

The following table summarizes the operations for all periods presented to classify U.S. LTL and SCO operations as discontinued operations for the three and nine months ended September 30, 2013 and 2012:

	Three months Ended Sept 30, 2013	Three months Ended Sept 30, 2012	Nine months Ended Sept 30, 2013	Nine months Ended Sept 30, 2012
Revenue	$101,663	$156,594	$350,241	$483,561
Loss from discontinued operations	(24,225)	(10,477)	(56,144)	(18,881)
Income tax expense	(180)	(360)	(653)	(1,151)

Loss from discontinued operations, net of income tax	(24,405)	(10,837)	(56,797)	(20,032)

Gain on sale of SCO	—	—	87,892	—
Income tax expense	—	—	(19,019)	—
Utilization of net operating loss carry-forwards	—	—	17,613	—

	—	—	86,486	—
Reclassification of foreign currency translation from accumulated other comprehensive income	—	—	(1,865)	—

Net gain on sale of SCO	—	—	84,621	—

Write-down of U.S. LTL net assets	(49,687)	—	(49,687)	—

Net loss from discontinued operations	$(74,092)	$(10,837)	$(21,863)	$(20,032)

The following table summarizes the assets and liabilities of discontinued operations:

	Sept 30, 2013	Dec 31, 2012
Accounts receivable	$45,946	$57,587
Income taxes recoverable	—	157
Inventory, deposits and prepaid expenses	8,419	7,658
Property and equipment	19,790	79,910
Intangible assets	1,408	3,457
Goodwill	—	8,872
Deferred income taxes	61,895	64,048
Deferred income taxes valuation allowance	(61,895)	(63,917)

Total assets from discontinued operations	$75,563	$157,772

Accounts payable and accrued liabilities	$42,616	$57,804
Income taxes payable	11	—
Real estate debt and capital leases	32,936	45,034

Total liabilities from discontinued operations	$75,563	$102,838

4. Computation of Income (Loss) per Share

	Three months Ended Sept 30, 2013	Three months Ended Sept 30, 2012	Nine months Ended Sept 30, 2013	Nine months Ended Sept 30, 2012
Numerator:
Net income (loss) from continuing operations	$1,398	$737	$(132)	$(47)
Net loss from discontinued operations	(74,092)	(10,837)	(21,863)	(20,032)
Net loss	(72,694)	(10,100)	(21,995)	(20,079)

Denominator:
Basic weighted-average shares outstanding	16,432,241	16,399,241	16,422,208	16,388,569
Dilutive weighted-average shares outstanding	16,432,241	16,399,241	16,422,208	16,388,569

Basic and diluted income (loss) per share from continuing operations	$0.09	$0.04	$(0.01)	$—
Basic and diluted loss per share from discontinued operations	(4.51)	(0.66)	(1.33)	(1.23)
Basic and diluted loss per share	(4.42)	(0.62)	(1.34)	(1.23)

5. Contingent Liabilities

The Company is subject to legal proceedings that arise in the ordinary course of business. In the opinion of Management, the aggregate liability, if any, with respect to these actions, will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. Legal costs are expensed as incurred.

6. Long-Term Debt

On March 4, 2013, in conjunction with the sale of SCO, the Company amended its senior asset based revolving credit facility. The amended credit facility provides up to $50.0 million, compared to $85.0 million previously. As a result of the amendment, the Company wrote off $0.4 million of previously capitalized financing fees. This non-cash expense was recorded in interest expense in the first quarter of 2013 on the consolidated statements of income (loss).

On October 7, 2013, in conjunction with the sale of U.S. LTL, the Company further amended its senior asset based revolving credit facility. Refer to Note 8 “Subsequent Events”.

7. Fair Value Measurements

The fair values of cash and cash equivalents, accounts receivable and accounts payable and accrued liabilities approximate their carrying values because of the short-term nature of these financial instruments. The fair value of the Company’s long-term debt, determined based on the future cash flows associated with each debt instrument discounted using an estimate of the Company’s current borrowing rate for similar debt instruments of comparable maturity, is approximately equal to their carrying value at September 30, 2013 and December 31, 2012.

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

8. Subsequent Events

On September 23, 2013, the Company reached an agreement to sell the shares of its U.S. LTL business unit to Data Processing LLC, a company owned by Matthew Moroun. The sale was completed on October 7, 2013. The operating results of U.S. LTL have been recorded as a discontinued operation. Refer to Note 3 “Discontinued Operations”.

On October 7, 2013, in conjunction with the sale of U.S. LTL, the Company amended its senior asset based revolving credit facility. The amended credit facility provides $26.3 million of availability, which is the amount of the letters of credit outstanding for the U.S. LTL business unit as of October 7, 2013. As part of the sale transaction, the obligations under the letters of credit remain guaranteed by the Company. However, the purchaser has agreed to reduce such letters of credit to zero within 90 days from the date of closing of the sale. The maturity date of the credit facility is also amended to January 6, 2014 and the Company may not draw any additional funds or request the issuance of any additional letters of credit. In addition, the Company is required to maintain $8.0 million in cash over the next 90 days from the date of sale, which may be transferred to the lending group as cash collateral if the combined calculated availability of the Company and U.S. LTL under the credit agreement is equal to or less than $25.0 million or the total cash on hand of the Company is less than $12.0 million. Should a triggering event occur requiring the $8.0 million to be transferred to the lending group as cash collateral, the funds would be returned to the Company, in whole or in part, upon the letters of credit outstanding being reduced below $8.0 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to help the reader understand the results of operations and financial condition of our Company. It is provided as a supplement to, and should be read in conjunction with, our unaudited consolidated interim financial statements for the three and nine months ended September 30, 2013 and the notes thereto as included in Item 1 of this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the year ended December 31, 2012.

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

This Quarterly Report on Form 10-Q contains forward-looking statements regarding, but not limited to, the following:

•	the Company’s expectation that revenue per hundredweight will increase in upcoming quarters until market conditions change;

•	the Company’s expectation that it will be able to reduce maintenance expense as a percentage of revenue;

•	the Company’s expectation that activity levels will continue to increase;

•	the Company’s ability to maintain days sales outstanding (“DSO”) below 40 days;

•	the Company’s intention to purchase a specified level of property and equipment and to finance such acquisitions with cash flow from operations, capital and operating leases and, if necessary, from the Company’s cash;

•	the Company’s ability to generate future operating cash flows from profitability and managing working capital to fund operating and capital requirements as well as service contractual obligations;

•	the Company’s operational plan will improve density and efficiencies leading to improved financial results; and

•	the Company’s ability to benefit from an improvement in the economic and pricing environment.

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

CONSOLIDATED RESULTS

The following table summarizes the Consolidated Statements of Income (Loss) for the three and nine months ended September 30:

	For the three months ended Sept 30,				For the nine months ended Sept 30,
(in thousands)	2013	2012	2013 vs 2012		2013	2012	2013 vs 2012
Revenue	$49,373	$49,626	(0.5%	)	$146,036	$143,504	1.8%

Salaries, wages and other employee benefits	6,637	6,396	3.8%		21,446	18,693	14.7%
Purchased transportation	17,018	17,814	(4.5%	)	50,659	52,004	(2.6%	)
Depreciation and amortization	769	784	(1.9%	)	2,372	2,331	1.8%
Maintenance	1,898	2,241	(15.3%	)	6,078	7,640	(20.4%	)
Rents and leases	636	694	(8.4%	)	1,950	2,084	(6.4%	)
Owner operators	12,882	12,506	3.0%		37,856	35,684	6.1%
Fuel and fuel-related expenses	5,372	5,075	5.9%		16,222	16,320	(0.6%	)
Other operating expenses	2,052	2,177	(5.7%	)	7,260	5,917	22.7%
Other income	(78)	(30)	160.0%		(262)	(41)	539.0%

Total operating expenses	47,186	47,657	(1.0%	)	143,581	140,632	2.1%

Income from continuing operations	2,187	1,969	11.1%		2,455	2,872	(14.5%	)
Interest expense, net	655	750	(12.7%	)	2,536	2,242	13.1%
Income tax expense	134	482	(72.2%	)	51	677	(92.5%	)

Net income (loss) from continuing operations	1,398	737	89.7%		(132)	(47)	180.9%
Discontinued operations, net of income taxes	(74,092)	(10,837)	583.7%		(21,863)	(20,032)	9.1%

Net loss	$(72,694)	$(10,100)	619.7%		$(21,995)	$(20,079)	9.5%

Income (loss) per share:
Basic and diluted – continuing operations	$0.09	$0.04			$(0.01)	$—
Basic and diluted – net loss	$(4.42)	$(0.62)			$(1.34)	$(1.23)
Operating Ratio (1)	95.6%	96.0%			98.3%	98.0%

Discontinued Operations

On September 23, 2013, Vitran entered into an agreement to sell the shares of its U.S. Less-Than-Truckload business unit (“U.S. LTL”) to Data Processing LLC, a company owned by industry veteran Matthew Moroun for cash consideration of $2.0 million and the assumption of $32.8 million of real estate and capital lease debt by the purchaser. In addition, the purchaser agreed to fund cash deficits incurred by U.S. LTL from September 23, 2013 through to the date of closing of the transaction. The transaction closed on October 7, 2013 and the purchaser has funded $1.4 million of cash deficits incurred by U.S. LTL between September 23, 2013 and October 7, 2013. As of September 30, 2013, the Company had received funding of $0.4 million for cash deficits incurred between September 23, 2013 and September 30, 2013. Prior to closing the sale, the Company agreed to capitalize U.S. LTL with cash of $5.0 million. At September 30, 2013, the financial results of U.S. LTL have been recorded as a discontinued operation. As required by U.S. GAAP, the Company compared the fair value less costs to sell of the net assets of U.S. LTL to its carrying value. As a result of the comparison, Vitran recorded a $49.7 million non-cash write-down in discontinued operations to write-down the U.S. LTL net assets to zero. The write-down was recorded as a reduction in property and equipment within “current assets of discontinued operations” on the consolidated balance sheet.

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

Financial Overview

Revenue decreased 0.5% to $49.4 million for the third quarter of 2013 compared to $49.6 million in the third quarter of 2012. Revenue for the third quarter of 2013 was negatively impacted by a weaker Canadian dollar and was partially offset by an increase in fuel surcharge revenue, resulting in a reduction of $0.2 million in revenue. Excluding the impact of fuel surcharge revenue and a weaker Canadian dollar, revenue improved 2.5%. For the nine months ended September 30, 2013, revenue increased 1.8% to $146.0 million compared to $143.5 million for the nine-month period ended September 30, 2012. Revenue for the comparable nine-month period was also impacted by a weaker Canadian dollar and increase in fuel surcharge revenue. Excluding the impact of fuel surcharge revenue and a weaker Canadian dollar, revenue improved 7.4%.

Salaries, wages and other employee benefits increased 3.8% and 14.7% for the third quarter of 2013 and nine-months ended September 30, 2013, respectively, compared to the same periods a year ago. This is due to an increase in shipment activity and 2.5% wage increase on February 1, 2013. The nine-month period includes $1.7 million in severance to the previous President and Chief Executive Officer of Vitran, recorded in the second quarter of 2013.

Purchased transportation decreased 4.5% for the three-month period ended September 30, 2013 compared to the same period in 2012. For the nine-month period ended September 30, 2013, purchased transportation decreased 2.6% compared to the same nine-month period a year-ago. The Company has been focused on operating efficiencies within its intermodal business, which includes optimizing load factors and taking advantage of lower cost schedules on the rail. These efficiency and cost control initiatives resulted in a decrease in purchased transportation costs as a percentage of revenue of 1.4% and 1.5%, for the three and nine month periods ended September 30, 2013, respectively, compared to the same periods a year ago.

Depreciation and amortization expense decreased 1.9% for the third quarter of 2013 compared to the same period in 2012. Depreciation and amortization expense increased 1.8% for the nine-month period ended September 30, 2013 compared to the same period in 2012, and is primarily attributable to the completion of the Company’s Winnipeg facility in the fourth quarter of 2012.

Maintenance expense decreased 15.3% and 20.4% for the three-month and nine-month periods ended September 30, 2013 compared to the same periods in 2012, respectively. Maintenance expense has significantly decreased as a result of older equipment being sold. The Company purchased 77 new trailers, 30 new chassis and 82 new containers which will be delivered in the fourth quarter of 2013. As the new trailing equipment is delivered, it is management’s expectation that the Company will continue to reduce its maintenance expense as a percentage of revenue.

Rents and leases expense decreased 8.4% and 6.4% for the three-month and nine-month periods ended September 30, 2013 compared to the same periods in 2012, respectively. This is attributable to moving operations from the previously leased facility in Winnipeg into the new company-owned facility in the fourth quarter of 2012.

Owner operator expense increased in the third quarter of 2013 and nine-month period ended September 30, 2013 compared to the same periods in 2012. This is attributable to the 4.9% increase in shipment activity in the Canadian LTL business unit for the nine-month period ended September 30, 2013 compared to the same period in 2012.

Fuel and fuel-related expenses increased 5.9% for the three month period ended September 30, 2013 and was essentially flat for the nine-month period ended September 30, 2013, compared to the same periods a year ago. The Company utilizes intermodal and over-the-road moves to complete its linehaul function. Fuel surcharges charged to the Company by the rail and owner operators are included in fuel and fuel-related expenses. Contributing to the increase in fuel and fuel-related expenses is a 3.8% increase in shipment activity, and an increase in the average fuel surcharge paid to the Company’s transportation service providers in the third quarter of 2013 compared to the same period a year ago. For the nine months ended September 30, 2013, the average fuel surcharge paid decreased compared to the same period a year ago, offset by an increase in shipment activity.

The Company incurred interest expense of $0.7 million in the third quarter of 2013 compared to interest expense of $0.8 million for the same quarter a year ago. The Company’s total balance sheet debt net of cash at September 30, 2013 is $23.2 million.

In accordance with Financial Accounting Standard Board (“FASB”) Accounting Standard Codification (“ASC”) 740-10, the Company had recorded a valuation allowance for all U.S. deferred tax assets. The sale of SCO resulted in a taxable gain in the United States, which the Company was able to offset with the utilization of its available net operating loss carry forwards from previous years. The Company recorded a consolidated tax expense of $0.1 million for the first nine months of 2013 compared to a consolidated tax expense of $0.7 million for the first nine months of 2012.

Net income from continuing operations for the 2013 third quarter was $1.4 million compared to net income of $0.7 million for the same quarter in 2012. This resulted in a basic and diluted income per share from continuing operations of $0.09 for the third quarter of 2013 compared to a basic and diluted income per share from continuing operations of $0.04 for the third quarter of 2012. The weighted average number of shares for the current quarter was 16.4 million basic and diluted shares, consistent with the basic and diluted shares in the third quarter of 2012. For the nine months ended September 30, 2013, the Company posted a net loss from continuing operations of $0.1 million compared to a net loss of $0.1 million in the same nine-month period a year ago. This resulted in a loss per share from continuing operations of $0.01 compared to a nominal loss per share for the 2012 nine-month period. The weighted average number of shares for the nine-month period of 2013 was 16.4 million basic and diluted shares, consistent with the basic and diluted shares in the nine-month period of 2012. Loss from discontinued operations, including the gain from the sale of the SCO segment and the loss on U.S. LTL net assets, was $21.9 million for the nine months ended September 30, 2013 compared to $20.0 million in the same nine-month period of 2012. As a result, the Company posted a net loss of $22.0 million or $1.34 basic and diluted loss per share compared to a net loss of $20.1 million or $1.23 basic and diluted loss per share in the comparable nine-month period of 2012.

Operations Overview

	For the three months ended Sept 30,				For the nine months ended Sept 30,
(in thousands)	2013	2012	2013 vs 2012		2013	2012	2013 vs 2012
Number of shipments (2)	230,826	222,356	3.8%		675,917	644,187	4.9%
Weight (000’s of lbs) (3)	424,393	435,186	(2.5%	)	1,280,234	1,256,185	1.9%
Revenue per shipment (4)	$213.90	$223.18	(4.2%	)	$216.06	$222.77	(3.0%	)
Revenue per hundredweight (5)	$11.63	$11.40	2.0%		$11.41	$11.42	(0.1%	)

Shipments increased 3.8% compared to the third quarter of 2012. This is attributable to the Canadian LTL management team executing on its sales plan and leveraging Vitran’s status as a high quality LTL transportation provider in the Canadian market place. The pricing environment continues to remain a challenge and although Vitran had success increasing revenue per hundredweight in the third quarter of 2013 compared to the third quarter of 2012, this is mostly due to a change in business mix. Revenue per hundredweight remained flat for the nine months ended September 30, 2013 compared to the same period in 2012. Management expects revenue per hundredweight to increase slightly in the upcoming quarters until market conditions change – for example, should there be a reduction in capacity in the Canadian market place, management would expect a positive impact on the Company’s revenue per hundredweight.

During the third quarter of 2013, management focused on improving operating efficiencies and continued its cost control initiatives to drive income from operations growth in the Company. The Canadian LTL operation’s load factor has increased over 2.0% in the first nine months of the year. At the same time, the Company utilized lower cost off-peak rail schedules for its intermodal linehaul moves. In addition, management expects maintenance costs to continue to improve as the Company moves out older equipment and replaces it with the aforementioned new trailers and containers purchased in 2013.

Lastly, management believes that additional shipment gains, future improvement in the Canadian pricing environment, combined with a continued focus on operational and cost control initiatives, the Canadian LTL operation should be well positioned to improve income from operations over the long term.

Other

Mr. Rick Gaetz resigned as President and Chief Executive Officer of Vitran effective April 4, 2013 and the Company recorded severance expense of $1.7 million. Mr. William Deluce was appointed Interim President and Chief Executive Officer effective the same day to replace Mr. Gaetz.

The Board of Directors continues its evaluation of Vitran’s remaining Canadian LTL business and is reviewing all appropriate strategic options including the sale of the Company with a focus on enhancing shareholder value.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow from continuing operations for the third quarter of 2013 generated $2.3 million compared to generating $1.5 million in the 2012 third quarter. Days sales outstanding (“DSO”) in the third quarter of 2013 were 35.8 days compared to DSO of 35.0 days for the third quarter of 2012.

The Company’s future operating cash flows are largely dependent upon the Company’s profitability and its ability to manage its working capital requirements, primarily accounts receivable, accounts payable, and wage and benefit accruals.

On September 23, 2013, Vitran entered into an agreement to sell the shares of its U.S. LTL business unit for cash consideration of $2.0 million and the assumption of $32.8 million of U.S. real estate and capital lease debt by the purchaser. In addition, the purchaser agreed to fund cash deficits incurred by U.S. LTL from September 23, 2013 through to the date of closing of the transaction. The transaction closed on October 7, 2013 and the purchaser has funded $1.4 million of cash deficits incurred by U.S. LTL between September 23, 2013 and October 7, 2013. As of September 30, 2013, the Company had received funding of $0.4 million for cash deficits incurred between September 23, 2013 and September 30, 2013. Prior to closing the sale, the Company agreed to capitalize U.S. LTL with cash of $5.0 million. In conjunction with the completed sale of U.S. LTL, Vitran amended its senior revolving credit agreement to reduce the borrowing capacity to $26.3 million, which is the amount of the letters of credit outstanding for the U.S. LTL business unit as of October 7, 2013. As part of the sale transaction, the obligations under the letters of credit remain guaranteed by the Company. However, the purchaser has agreed to reduce such letters of credit to zero within 90 days from the date of closing of the sale. The maturity date of the credit facility is also amended to January 6, 2014 and the Company may not draw any additional funds or request the issuance of any additional letters of credit. In addition, the Company is required to maintain $8.0 million in cash over the next 90 days from the date of sale, which may be transferred to the lending group as cash collateral if the combined calculated availability of the Company and U.S. LTL under the credit agreement is equal to or less than $25.0 million or the total cash on hand of the Company is less than $12.0 million. Should a triggering event occur requiring the $8.0 million to be transferred to the lending group as cash collateral, the funds would be returned to the Company, in whole or in part, upon the letters of credit outstanding being reduced below $8.0 million.

On March 4, 2013, the Company completed the sale of its SCO business to Legacy for $97.0 million in cash. The Company used a portion of the proceeds to fully reduce its outstanding debt under its senior revolving credit facility. During the second quarter of 2013 the Company received additional proceeds of $1.8 million upon final determination of the working capital adjustment and paid income taxes of $1.4 million related to the sale.

As at September 30, 2013, interest-bearing debt from continuing operations was $49.1 million consisting of $48.0 million of Canadian real estate term debt and $1.1 million of capital leases. There were no amounts outstanding under the Company’s senior revolving credit facility at September 30, 2013, except for outstanding letters of credit. At December 31, 2012, interest-bearing debt from continuing operations was $60.3 million consisting of $8.5 million drawn under the syndicated asset based revolving credit facility, $50.5 million of Canadian real estate term debt and $1.3 million of capital leases.

For the nine months ended September 30, 2013, the Company repaid $0.8 million of real estate term debt, $0.1 million of capital leases and $8.5 million of its revolving credit facilities. At September 30, 2013, the Company had $25.9 million of available cash on its balance sheet. The Company was in compliance with all terms under its credit agreements at September 30, 2013.

The Company generated $0.3 million in proceeds on the divestiture of surplus equipment in the first nine months of 2013. Capital expenditures amounted to $0.7 million for the first nine months of 2013 and were funded from cash on hand.

The table below sets forth the Company’s capital expenditures for the three and nine months ended September 30:

	For the three months ended Sept 30,		For the nine months ended Sept 30,
(in thousands of dollars)	2013	2012	2013	2012
Real estate and buildings	$111	$2,296	$530	$4,951
Trailing fleet	—	6	7	1,779
Information technology	3	9	53	273
Other equipment	4	36	71	124

Total	$118	$2,347	$661	$7,127

Management estimates that cash capital expenditures for the remainder of 2013 will be between $1.0 million and $1.5 million. The Company may enter into operating or capital leases to fund the acquisition of specific equipment should the business levels exceed the current equipment capacity of the Company. The Company expects to finance its capital requirements with cash on-hand and operating or capital leases.

The Company has contractual obligations that include long-term debt consisting of term debt facilities, capital leases for operating equipment and off-balance-sheet operating leases primarily consisting of trailing fleet and real estate leases. Operating leases form an integral part of the Company’s financial structure and operating methodology as they provide an alternative, cost-effective and flexible form of financing.

The following table summarizes our significant contractual obligations and commercial commitments as of September 30, 2013:

(in thousands of dollars)		Payments due by period
Contractual Obligations	Total	2013	2014 & 2015	2016 & 2017	Thereafter
Real estate term facility	$47,923	$287	$2,410	$2,639	$42,587
Capital lease obligation	1,140	42	353	391	354
Estimated interest payments (1)	11,179	570	4,427	4,160	2,022

Sub-total	60,242	899	7,190	7,190	44,963
Off-balance sheet commitments
Operating leases	5,864	320	3,438	1,247	859
Purchase obligations (2)	5,103	5,103	—	—	—

Total Contractual Obligations	$71,209	$6,322	$10,628	$8,437	$45,822

(1)	The Company has estimated its interest obligation on its real estate term facility using the fixed interest rates of 4.30% - 4.75%.
(2)	The Company has a contractual obligation for approximately $5.1 million for the purchase of trailers, chassis and containers in 2013. The Company has commitments to finance these purchases with capital leases.

In addition to the above-noted contractual obligations, as at September 30, 2013, the Company utilized the revolving credit facility for standby letters of credit of $26.3 million. The letters of credit are used as collateral for self-insured retention of insurance claims for U.S. LTL. Export Development Canada (“EDC”), a Crown corporation wholly-owned by the Government of Canada, provides guarantees to the Company’s syndicated lenders of up to $12.2 million on letters of credit. In so doing, the Company’s definition of available debt in the associated revolving credit agreement excludes letters of credit guaranteed by the EDC.

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

OUTLOOK

Management believes its Canadian LTL business unit is one of Canada’s premier providers of LTL services. It has a consistent track record of profitability, stability, and cash flow generation. The Canadian LTL management team continues to focus on initiatives to improve operating efficiencies and improving density in the business. Management believes executing on its revenue plan and remaining disciplined in pricing should position the Company to improve operating results in future periods.

QUARTERLY RESULTS (unaudited)

(thousands of dollars except per share amounts)	2013 Q3	2013 Q2	2013 Q1	2012 Q4	2012 Q3	2012 Q2	2012 Q1	2011 Q4
Revenue	$49,373	$49,625	$47,038	$50,439	$49,626	$48,195	$45,683	$47,679
Net income (loss) from continuing operations	1,398	(709)	(821)	(172)	737	28	(812)	(1,031)
Net income (loss)	(72,694)	(16,973)	67,672	(15,896)	(10,100)	(4,163)	(5,816)	(8,072)
Income (loss) from continuing operations per share:
Basic	$0.09	$(0.04)	$(0.05)	$(0.01)	$0.04	$—	$(0.05)	$(0.06)
Diluted	0.09	(0.04)	(0.05)	(0.01)	0.04	—	(0.05)	(0.06)
Weighted average number of shares:
Basic	16,432,241	16,432,241	16,401,808	16,399,241	16,399,241	16,399,241	16,367,109	16,331,241
Diluted	16,432,241	16,432,241	16,401,808	16,399,241	16,399,241	16,403,458	16,384,206	16,353,647
Operating ratio (1):
Consolidated	95.6%	100.2%	99.2%	97.5%	96.0%	97.9%	100.2%	97.3%
Canadian LTL	93.1%	93.8%	96.3%	94.9%	93.4%	95.4%	97.1%	94.2%
Operating data:
Operating days	63	64	61	63	62	64	63	62
Number of shipments	230,826	234,857	210,234	218,862	222,356	216,894	204,937	208,029
Weight (000’s of lbs)	424,393	452,807	403,034	436,230	435,186	434,131	386,868	401,684

Definitions of non-GAAP measures:

(1)	Operating ratio (“OR”) is a non-GAAP financial measure which does not have any standardized meaning prescribed by GAAP. OR is the sum of total operating expenses, divided by revenue. OR allows management to measure the Company’s operating efficiency. OR is a widely recognized measure in the transportation industry which provides a comparable benchmark for evaluating the Company’s performance compared to its competitors. Investors should also note that the Company’s presentation of OR may not be comparable to similarly titled measures by other companies. OR is calculated as follows:

	Three months Ended Sept 30, 2013	Three months Ended Sept 30, 2012	Nine months Ended Sept 30, 2013	Nine months Ended Sept 30, 2012
Total operating expenses	$47,186	$47,657	$143,581	$140,632
Revenue	49,373	49,626	146,036	143,504

Operating ratio	95.6%	96.0%	98.3%	98.0%

(2)	A shipment is a single movement of goods from a point of origin to its final destination as described on a bill of lading document.

(3)	Weight represents the total pounds shipped.

(4)	Revenue per shipment represents revenue divided by the number of shipments.

(5)	Revenue per hundredweight is the price obtained for transporting 100 pounds of LTL freight from point to point, calculated by dividing the revenue for an LTL shipment by the hundredweight (weight in pounds divided by 100) for a shipment.

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

(in thousands of dollars) Long-Term Debt		Payments due by period
	Total	2013	2014 & 2015	2016 & 2017	Thereafter
Fixed Rate
Real Estate term facility	$47,923	$287	$2,410	$2,639	$42,587
Interest Rate	4.30% - 4.75%	4.30% - 4.75%	4.30% - 4.75%	4.30% - 4.75%	4.30% - 4.75%
Capital lease obligation	1,140	42	353	391	354
Interest rate	5.17%	5.17%	5.17%	5.17%	5.17%

Total	$49,063	$329	$2,763	$3,030	$42,941

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of Company management, including our CEO and CFO, of the effectiveness of the design, implementation and operation of its disclosure controls and procedures. Based on this evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective as of September 30, 2013.

There have been no significant changes in our internal control over financial reporting, which we define in accordance with Exchange Act Rule 13a-15(f) to include our control environment, control procedures, and accounting systems, or any other factors that could materially affect or are reasonably likely to materially affect our internal control over financial reporting during the third quarter of 2013.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item  5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 4, 2013 (1)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 4, 2013 (1)

32.1	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 4, 2013 (2)

101.INS	XBRL Instance Document(1)

101.SCH	XBRL Taxonomy Extension Schema(1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase(1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase(1)

101.LAB	XBRL Taxonomy Extension Label Linkbase(1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase(1)

Notes:

(1)	Filed as an exhibit to this Quarterly Report on Form 10-Q.
(2)	Furnished as an exhibit to the Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VITRAN CORPORATION INC.

/S/ FAYAZ D. SULEMAN
Fayaz D. Suleman
Date: November 4, 2013	Vice President of Finance and
Chief Financial Officer
(Principal Financial Officer)