Form 10-K
period 2013-12-31
VITRAN CORP INC
filed 2014-03-17
CIK 946823

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Aggregate market value of the registrant’s voting stock held by persons other than Directors, Officers and registered holders of 10% of the outstanding voting stock, based upon the closing price per share on June 30, 2013 was approximately $80,000,000

Number of shares of common stock outstanding as of March 17, 2014: 16,465,241

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

PART I

ITEM 1—BUSINESS

OVERVIEW

Vitran Corporation Inc. (“Vitran” or the “Company”) is a leading, predominantly non-union, provider of less-than-truckload surface transportation services (“LTL”) throughout Canada. Vitran offers national, regional, expedited and transborder services through its wholly-owned subsidiaries. For the years ended December 31, 2013 and 2012, the Company had revenues of $193.4 million and $193.9 million, respectively.

On December 9, 2013 , Vitran entered into a definitive agreement (the “Manitoulin Agreement”) with 2398946 Ontario Inc. and North Channel of Georgian Bay Holdings Ltd. (collectively, “Manitoulin Transport”) pursuant to which Manitoulin Transport agreed to acquire all of the outstanding common shares of Vitran for $6.00 in cash per share, by way of a plan of arrangement under the Business Corporations Act (Ontario). Subsequently, on December 20, 2013, the board of directors of Vitran determined that a proposal for $6.50 in cash per share received from TransForce Inc. (“TransForce”) was a “superior proposal” for the purposes of the Manitoulin Agreement.

On December 30, 2013, Manitoulin Transport waived its right to match the TransForce proposal. Vitran and Manitoulin Transport agreed to terminate the Manitoulin Agreement concurrent with the entering into a definitive arrangement agreement with TransForce (the “TransForce Agreement”) and the termination fee of $4.0 million payable to Manitoulin Transport was paid by Vitran. On December 30, 2013, Vitran entered into a definitive arrangement agreement with TransForce pursuant to which TransForce has agreed to acquire all of the outstanding common shares of Vitran not already owned by TransForce for $6.50 in cash per share.

The transaction with TransForce is structured as a Plan of Arrangement under the Business Corporations Act (Ontario) (the “Arrangement”). The Arrangement has been unanimously approved by the board of directors of Vitran and was subject to approval by the shareholders of Vitran at a special meeting held on March 5, 2014 (the “Special Meeting”). The proposal to approve the Arrangement was voted on and approved at the Special Meeting by the following vote:

For: 12,045,848*                 Against: 645,062                 Abtain: 1,554                 Non-Vote: Nil

*	Includes 3,278,232 common shares held by TransForce and its affiliates; 8,767,616 votes were recorded for this proposal if these shares are excluded.

The Arrangement was also subject to final approval of the Ontario Superior Court of Justice following the Special Meeting, which was granted by Order of the Court on March 6, 2014

The Arrangement remains subject to the receipt of applicable regulatory approvals (including approval under the Competition Act) and to satisfaction of other customary closing conditions. The Arrangement is not conditional on TransForce obtaining financing or on completion of due diligence. The TransForce Agreement contains customary non-solicitation provisions and provides that the board of directors of Vitran may, under certain circumstances, terminate the TransForce Agreement in order to accept an unsolicited superior proposal, subject to a matching right in favour of TransForce. If the TransForce Agreement is terminated in certain circumstances, including if Vitran accepts a superior proposal, TransForce is entitled to a termination payment of $4.0 million. The

Arrangement is expected to close in March 2014. An information circular (the “Information Circular”) outlining details of the Arrangement and Special Meeting was mailed to shareholders in February 2014. Copies of the Information Circular are available on SEDAR at www.sedar.com and on EDGAR at www.sec.gov.

On September 23, 2013, Vitran entered into an agreement to sell the shares of its U.S. Less-Than-Truckload business unit (“U.S. LTL”) to Data Processing LLC, a company owned by industry veteran Matthew Moroun for cash consideration of $2.0 million and the assumption of $32.8 million of real estate and capital lease debt by the purchaser. In addition, the purchaser agreed to fund cash deficits incurred by U.S. LTL from September 23, 2013 through to the date of closing of the transaction. The transaction closed on October 7, 2013 and the purchaser had funded $1.4 million of cash deficits incurred by U.S. LTL between September 23, 2013 and October 7, 2013. Prior to closing the sale, the Company agreed to capitalize U.S. LTL with cash of $5.0 million. The Company recorded a loss of $45.9 million on the sale of its U.S. LTL business. The operating results and divestiture of the U.S. LTL business unit have been recorded as a discontinued operation.

On February 12, 2013, Vitran signed an agreement to sell its Supply Chain Operation (“SCO”) services business to Legacy SCO Inc. (“Legacy”), an affiliate of Legacy Supply Chain, for $97.0 million in cash, subject to working capital adjustments. On March 4, 2013, the Company completed the sale of SCO for $97.0 million in cash, and a portion of the proceeds was used to fully reduce Vitran’s debt under its revolving credit facility. The Company received an additional $1.8 million in proceeds in the second quarter of 2013 upon final determination of the aforementioned working capital adjustments. The Company recorded a gain of $84.6 million on the sale of its SCO business. The operating results and divestiture of the SCO segment have been recorded as a discontinued operation.

CORPORATE STRUCTURE

Vitran’s principal executive and registered office is located at 185 The West Mall, Suite 701, Toronto, Ontario, Canada, M9C 5L5. Vitran Corporation Inc. was incorporated in Ontario under the Business Corporation Act (Ontario) on April 29, 1981.

Vitran’s business is carried on through its subsidiaries which hold the relevant licenses and permits required to carry on business. The following are Vitran’s principal operating subsidiaries (including their jurisdiction of incorporation), all wholly owned as at December 31, 2013: Vitran Express Canada Inc. (Ontario); and Expéditeur T.W. Ltée (Canada).

OPERATING SEGMENTS

Vitran has grown organically and made strategic acquisitions to build a comprehensive LTL network throughout Canada.

Vitran Express Canada is a leading regional and national LTL service provider. With 18 terminals in major metropolitan areas across 10 provinces, freight is transported over the highway or via rail intermodal service. Vitran also provides a premium expedited service between Central and Western Canada, Maxximum, for time sensitive shipments reducing transit time by as much as 40% utilizing driver teams.

The Company provides next-day service within Ontario, Quebec and parts of western Canada, and generates most of its revenue from the movement of LTL freight within the three-to-five-day east-west service lanes. The majority of its trans-Canada freight is shipped intermodally, whereby the Company’s containers are loaded onto rail cars and trans-loaded to Vitran facilities where Vitran’s network of owner operators pick up and deliver the freight to various destinations. An expedited service solution is also offered nationally using over-the-road driver teams to complete these deliveries in a shorter time frame.

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

LTL carriers transport freight for multiple customers to multiple destinations on each trailer or container. This service requires a network of local pick-up and delivery terminals, hub facilities, and driver fleets. The LTL business is capital intensive, and achieving significant density of operations can afford a competitive advantage since greater freight volumes are better able to support fixed costs. Vitran believes the national and regional LTL industry offers a favorable operating model and provides substantial growth opportunities for the following reasons:

•	the trend among shippers toward minimal inventories, deferred air freight, and regional distribution has increased the demand for LTL services;

•	carriers with sufficient scale and freight density to support local terminal networks can offer greater service reliability and minimize the costs associated with intermediate handling; and

•	carriers that are predominantly non-union, can offer cost savings, greater flexibility, and a lower likelihood of service disruptions, compared with unionized carriers.

MARKETING AND CUSTOMERS

Vitran derives its revenue from thousands of customers from a variety of geographic regions and industries in Canada. The Company has no customer that represents more than 4.4% of Vitran’s revenues. At December 31, 2013, the Company employed 40 sales associates. Sales associates maintain a dialogue with new and existing customers within the geographic market. New customers are obtained through referrals, cold calls and trade publications. The sales associates receive a base salary and, depending on the business unit, a variable compensation package that can be linked to revenue generation, business unit profitability and days-sales- outstanding.

The LTL segment analyzes the price level that is appropriate for each particular shipment of freight. When necessary, Vitran competes to secure revenue by participating in bid solicitations, provided its customer recognizes the Company as a core carrier over a contracted period of time.

EMPLOYEES

At December 31, 2013, Vitran employed approximately 455 full- and part-time employees and contracted with approximately 183 owner operators. The majority of our employees are not represented by unionized collective bargaining agreements. The advantage of employing predominantly non-union labour is more work rules flexibility with respect to work schedules, routes and other similar items. Work rule flexibility is important in our business segments to meet the service level requirements of our customers.

A total of 119 Vitran employees are represented by two labor unions. The International Brotherhood of Teamsters and Unifor represent dock workers in two of Vitran’s Canadian terminals. The Company has never had a work stoppage. The collective bargaining agreements between the Company and its unionized employees expire on March 31, 2018 and on February 29, 2020, respectively.

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

From time to time, various legislative proposals that might affect the trucking industry are introduced, including proposals to increase federal, provincial or local taxes, including taxes on motor fuels. Vitran cannot predict whether, or in what form, any increase in such taxes applicable to the Company will be enacted. Increased taxes could adversely affect Vitran’s profitability.

Vitran’s employees and owner operators also must comply with the safety and fitness regulations promulgated by various regulatory authorities in Canada, including those relating to drug and alcohol testing and hours of service.

COMPETITION

Vitran competes with many other transportation service providers of varying sizes. The transportation industry is highly competitive on the basis of both price and service. The Company competes with regional, inter-regional and national LTL carriers, truckload carriers, third-party logistics companies and, to a lesser extent, small-package carriers, air freight carriers and railroads. The Company competes effectively in its markets by providing high quality and timely service at competitive prices.

AVAILABLE INFORMATION

Vitran makes available free of charge on or through its website at www.vitran.com its Annual Report on Form 10-K (including the Company management’s discussion and analysis (“MD&A”) at December 31, 2013), Quarterly Reports on Form 10-Q, current reports on Form 8-K and other information releases, including all amendments to those reports, as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (“SEC”) and filed with Canadian Securities Administrators on the System for Electronic Document Analysis and Retrieval (“SEDAR”). The information can also be accessed through EDGAR at www.sec.gov or SEDAR at www.sedar.com.

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

Risks Relating to Our Company

Completion of the Arrangement

The closing of the Arrangement is subject to the receipt of applicable regulatory approvals (including approval under the Competition Act) and to satisfaction of other customary closing conditions. No assurance can be given that the required approvals will be obtained and that the closing conditions will be satisfied.

Our industry is highly competitive, and our business will suffer if we are unable to adequately address potential downward pricing pressures and other factors that may adversely affect operations and profitability.

The transportation industry is highly competitive on the basis of both price and service. We compete with regional, inter-regional and national LTL carriers, TL carriers, third party logistics companies and, to a lesser extent, small-package carriers, air freight carriers and railroads. Numerous competitive factors could impair our ability to maintain our current profitability. These factors include the following:

•	we compete with many other transportation service providers of varying sizes, many of which may have more equipment, a broader coverage network, a wider range of services and greater capital resources than we do or have other competitive advantages;

•	some of our competitors periodically reduce their prices to gain business, especially during times of reduced growth rates in the economy, which may limit our ability to maintain or increase our prices or realize significant growth in our business;

•	many customers reduce the number of carriers they use by selecting so-called “core carriers” as approved transportation service providers, and in some instances we may not be selected;

•	our customers may negotiate rates or contracts that minimize or eliminate our ability to offset fuel price increases through a fuel surcharge on our customers;

•	many customers periodically accept bids from multiple carriers for their shipping needs, and this process may depress prices or result in the loss of some business to competitors;

•	the trend towards consolidation in the surface transportation industry may create other large carriers with greater financial resources than us and other competitive advantages relating to their size;

•	advances in technology may require us to make increased investments for us to remain competitive, and our customers may not be willing to accept higher prices to cover the cost of these investments; and

•	competition from non-asset-based logistics and freight brokerage companies may adversely affect our customer relationships and prices.

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

If the world-wide financial crisis re-emerges, it could adversely impact demand for our services.

The global capital markets have been experiencing significant disruption and volatility over the past few years as evidenced by a lack of liquidity in the debt markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market and failure of certain major financial institutions. New market disruptions could cause broader economic downturns which may lead to lower demand for our services, increased incidence of customers’ inability to pay their accounts, or insolvency of our customers, any of which could adversely affect our results of operations, liquidity, cash flows and financial condition.

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

Our significant cash operating expenses include: salaries, wages and employee benefits, purchased transportation, maintenance expenses, rents and leases, owner operators, fuel and fuel-related expenses. Increases in our operating expenses will adversely impact our profitability to the extent that we are not able to pass these increased expenses on to our customers through increased rates for our transportation services. Many of these operating expenses are beyond our control and, in addition, are subject to competitive forces. Further, we operate in a price sensitive industry where customers have many alternatives for their transportation services and, as a result, we may have limited ability to pass on increased operating expenses to our customers.

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

Significant ongoing capital requirements could limit growth and affect future profitability.

If we are unable to generate sufficient cash from operations to fund our capital requirements, we may have to limit our growth, or enter into additional financing arrangements. While we intend to finance expansion and renovation projects with existing cash and cash flow from operations, we may require additional financing to support our continued growth. However, due to the existing uncertainty in the capital and credit markets, capital may not be available on terms acceptable to us. If we are unable in the future to generate sufficient cash flow from operations or borrow the necessary capital to fund our planned capital expenditures, we will be forced to limit our growth and/or operate our equipment for longer periods of time, resulting in increased maintenance costs, any of which could have a material adverse effect on our operating results.

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

Our business in Canada is dependent on the cost and availability of terminal facilities within key markets. Shortages in the availability of existing facilities and for sale or lease could increase our operating expenses and prevent us from effectively serving certain markets. Unavailability of land for purchase and construction delays due to various reasons such as delays in obtaining permits may also adversely impact cash flows.

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

In Canada, carriers must obtain licenses issued by each provincial transport board in order to carry goods extra-provincially or to transport goods within any province. Licensing from U.S. regulatory authorities is also required for the transportation of goods between Canada and the United States. Any change in these regulations could have an impact on the scope of our activities. There is no assurance that we will be in full compliance at all times with such policies and guidelines. As a result, we could be required, at some future date, to incur significant costs in order to maintain or improve our compliance record.

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

We have a history of positive labour relations that will continue to be important to future success. Two of our terminals in Canada, representing 119 employees, are represented by the International Brotherhood of Teamsters and Unifor. The collective bargaining agreements between us and our unionized employees expire on March 31, 2018, and on February 29, 2020, respectively. There can be no assurance that the collective bargaining agreements will be renegotiated on terms acceptable or favourable to us. There can be no assurance that other employees will not unionize in the future. From time to time there could be efforts to organize our employees at various other terminals, which could increase our operating costs and force us to alter our operating methods. This could, in turn, have a material adverse effect on our business, operations or financial condition.

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

From time to time we face litigation. These proceedings may be time-consuming, expensive and disruptive to normal business operations. The defense of such lawsuits could result in significant expense and the diversion of our management’s time and attention from operation of our business. Some or all of the amount we may be required to pay to defend or to satisfy a judgment or settlement of any or all these proceedings may not be covered by insurance and could have a material adverse effect on us.

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

Our operations are subject to risks normally inherent in the freight transportation industry, including potential liability which could result from, among other circumstances, personal injury or property damage arising from accidents or incidents involving trucks operated by us or our agents. The availability of, and ability to collect on, insurance coverage is subject to factors beyond our control. In addition, we may become subject to liability for hazards which we cannot or may not elect to insure against because of high premium costs or other reasons, or for occurrences which exceed maximum coverage under our policies. Our future insurance and claims expenses might exceed historical levels, which could reduce our earnings. Increases to our premiums could further increase our insurance and claims expenses as current coverages expire or cause us to raise our deductibles. If the number or severity of claims for which we are self-insured increases, or we suffer adverse development in claims compared with our reserves, or any claim exceeded the limits of our insurance coverage, this could have a material adverse effect on our business, operations or financial condition.

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

We are dependent on our cartage agents’ ability to hire and retain qualified drivers, including owner operators. There is significant competition for qualified drivers within the trucking industry and attracting and retaining drivers has become more challenging. If our cartage agents are unable to attract drivers and contract with owner operators, we may experience shortages of qualified drivers that could result in us not meeting customer demands, pressure to upwardly adjust cartage rates and/or use of higher cost purchased transportation, all of which could have a material adverse effect on our operating results, our growth and profitability.

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

Risks Related to our Common Shares

Dividends.

The board of directors of Vitran has not declared dividends on our common shares since December 2001. We currently anticipate that we will retain future earnings and sufficient cash resources to repay debt, to support future capital expenditure programs, to support the development of the LTL business, and for acquisitions. Payment of any future dividends will be at the discretion of the board of directors of Vitran after taking into account many factors, including our operating results, financial condition, and current and anticipated cash needs.

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

Vitran is a Canadian corporation, and the majority of its assets and operations are located, and the majority of its revenues are derived, outside the United States. In addition, a majority of Vitran’s directors and officers are residents of Canada and all or a substantial portion of the assets of those directors and officers are or may be located outside the United States. As a result, it may not be possible for investors to effect service of process within the United States upon those persons, or to enforce against them judgments obtained in United States courts, including judgments predicated upon the civil liability provisions of United States federal and state securities laws.

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

Vitran operates 18 terminals all located in Canada with a total of 591 loading doors. The 10 largest operating terminals, in terms of the number of loading doors, are listed below.

Terminals	Doors	Owned/Leased
Toronto	134	Owned
Montreal	85	Owned
Vancouver	85	Owned
Edmonton	69	Owned
Winnipeg	61	Owned
Calgary	55	Leased
Kitchener	37	Leased
London	25	Leased
Gatineau	16	Leased
Saskatoon	13	Leased

As at December 31, 2013, the Company’s LTL operation operated 1,822 pieces of owned or leased rolling stock. The Company primarily purchases or utilizes lease facilities for the acquisition of new rolling stock for its operations; however, the Company occasionally purchases pre-owned equipment that meets its specifications. As at December 31, 2013, the Company’s LTL operation owned or leased the following equipment.

	Owned	Leased
Tractors	1	8
Trailers	651	197
Containers	463	29
Chassis	473	—

Total	1,588	234

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

ITEM 4—MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5—	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF SECURITIES

Description of Share Capital

At December 31, 2013, there was an unlimited number of common shares authorized and 16,465,241 common shares issued and outstanding. The holders of the common shares are entitled to one vote for each common share on all matters voted on at any meetings of Vitran’s shareholders, to any dividends that may be declared by the Company’s Board of Directors thereon, and in the event of the liquidation, dissolution or winding up of the Company, will be entitled to receive the remaining property.

Vitran’s common shares trade on the Toronto Stock Exchange (“TSX”) and the NASDAQ Global Select Market under the symbols VTN and VTNC, respectively. On March 17, 2014, there were approximately 43 registered holders of record of the Company’s common shares. Because many of such shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

Vitran did not pay any dividends on common shares in fiscal 2013 and 2012. The Board of Directors is responsible for determining the Company’s dividend policy.

The following table sets forth the high and low bid prices of our common stock for the periods indicated, as reported by the TSX and the NASDAQ:

	TSX			NASDAQ
Quarter	High	Low	Volume	High	Low	Volume
	(in Canadian dollars)			(in United States dollars)
2013
Fourth Quarter	$7.14	$5.09	162,200	$6.74	$4.87	12,660,900
Third Quarter	$6.95	$3.99	158,400	$6.66	$3.89	5,863,600
Second Quarter	$7.00	$4.25	585,300	$6.69	$4.25	3,563,000
First Quarter	$7.80	$5.00	1,323,700	$7.73	$4.96	3,722,000
2012
Fourth Quarter	$6.22	$4.16	1,047,600	$6.53	$4.12	3,223,000
Third Quarter	$6.17	$3.60	234,800	$6.20	$3.64	5,777,800
Second Quarter	$8.75	$6.10	37,600	$8.95	$5.72	1,797,700
First Quarter	$8.50	$5.55	82,000	$8.67	$5.53	3,325,800

	TSX			NASDAQ
2013 Monthly	High	Low	Volume	High	Low	Volume
	(in Canadian dollars)			(in United States dollars)
December	$7.14	$5.73	66,100	$6.74	$5.31	8,230,500
November	$5.84	$5.10	55,100	$5.60	$5.01	1,249,200
October	$6.00	$5.09	41,000	$5.86	$4.87	3,181,200
September	$5.25	$3.99	80,900	$5.18	$3.89	3,961,500
August	$5.15	$4.50	18,200	$5.03	$4.28	966,600
July	$6.95	$4.96	59,300	$6.66	$4.80	935,500
June	$7.00	$5.05	173,600	$6.69	$4.82	1,075,700
May	$5.05	$4.25	48,000	$4.99	$4.25	1,214,400
April	$6.13	$4.72	363,700	$6.16	$4.51	1,272,900
March	$6.81	$5.85	55,400	$6.69	$5.70	1,453,200
February	$7.80	$6.01	93,800	$7.73	$5.91	1,262,900
January	$7.12	$5.00	1,174,500	$7.00	$4.96	1,005,900

Stock Option Plan

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	557,750	$11.93	950,150
Total (1)	557,750	$11.93	950,150

(1)	As at December 31, 2013.

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

ITEM 6—SELECTED FINANCIAL DATA

The following selected financial data is derived from and should be read in conjunction with the Consolidated Financial Statements and Notes under Item 8 of this Annual Report on Form 10-K. For a summary of quarterly financial data for fiscal 2013 and 2012, please see the Supplemental Schedule of Quarterly Financial Information included in the Consolidated Financial Statements. The selected financial data should also be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Selected Financial Data (Thousands of dollars, except per share amounts)

Year	2013	2012	2011	2010	2009
Statements of Income
Revenue	$193,389	$193,943	$192,315	$172,870	$148,239

Income (loss) from continuing operations	(1,108)	4,145	5,348	4,320	2,820
Net loss from continuing operations	(3,026)	(219)	(1,318)	(36,763)	(4,894)

Net income (loss) from discontinued operations	(20,191)	(35,756)	(12,695)	(3,419)	922

Net loss	$(23,217)	$(35,975)	$(14,013)	$(40,182)	$(3,972)

Loss per share basic and diluted:
Net loss from continuing operations	$(0.18)	$(0.01)	$(0.08)	$(2.26)	$(0.34)
Net loss	$(1.41)	$(2.19)	$(0.86)	$(2.47)	$(0.28)
Weighted average number of shares	16,426,455	16,391,252	16,326,760	16,277,522	14,293,747
Balance Sheets
Assets:
Property and equipment, net	$52,521	$53,365	$46,298	$49,630	$49,210
Goodwill	5,219	5,579	5,458	5,581	5,281
Other assets	35,838	179,528	190,540	190,959	239,847

Total assets	$93,578	$238,472	$242,296	$246,170	$294,338

Liabilities and Stockholders’ Equity:
Other liabilities	$23,088	$128,513	$111,863	$91,052	$87,545
Long-term debt	52,097	60,302	45,460	56,271	71,006
Total stockholders’ equity	$18,393	$49,657	$84,973	$98,847	$135,787
Total commitments under operating leases
	$5,638	$6,634	$6,271	$5,116	$4,472

ITEM 7—	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

These forward-looking statements contain forward-looking statements regarding, but not limited to, the following:

•	the Company’s expectation that the TransForce Agreement will successfully close;

•	the Company’s expectation that revenue per hundredweight will increase slightly in upcoming quarters until market conditions change;

•	the Company’s expectation that it will be able to reduce maintenance expense as a percentage of revenue;

•	the Company’s expectation that activity levels will continue to increase;

•	the Company’s ability to maintain days sale outstanding (“DSO”) below 40 days;

•	the Company’s intention to purchase a specified level of property and equipment and to finance such acquisitions with cash flow from operations, capital and operating leases;

•	the Company’s ability to generate future operating cash flows from profitability and managing working capital to fund operating and capital requirements as well as service contractual obligations;

•	the Company’s operational plan will improve density and efficiencies leading to improved financial results; and

•	the Company’s ability to benefit from an improvement in the economic and pricing environment.

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

OVERVIEW

Vitran Corporation Inc. (“Vitran” or the “Company”) is a leading, predominantly non-union, provider of freight surface transportation throughout Canada. As is more fully described in Item 1 “Business”, the LTL segment transports shipments in less-than-full trailer load quantities through freight service center networks.

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

As described under “Part I – Overview”, on December 30, 2013, Vitran entered into a definitive arrangement agreement with TransForce pursuant to which TransForce has agreed to acquire all of the outstanding common shares of Vitran not already owned by TransForce for $6.50 in cash per share. Manitoulin Transport waived its right to match under the Manitoulin Agreement pursuant to which Manitoulin Transport had agreed to acquire all of the outstanding common shares of Vitran for $6.00 in cash per share. Manitoulin Transport was paid a termination fee of $4.0 million. The Arrangement with TransForce was approved at a special meeting of shareholders on March 5, 2014.

On September 23, 2013, Vitran entered into an agreement to sell the shares of its U.S. Less-Than-Truckload business unit (“U.S. LTL”) to Data Processing LLC, a company owned by industry veteran Matthew Moroun for cash consideration of $2.0 million and the assumption of $32.8 million of real estate and capital lease debt by the purchaser. In addition, the purchaser agreed to fund cash deficits incurred by U.S. LTL from September 23, 2013 through to the date of closing of the transaction. The transaction closed on October 7, 2013 and the purchaser funded $1.4 million of cash deficits incurred by U.S. LTL between September 23, 2013 and October 7, 2013. Prior to closing the sale, the Company agreed to capitalize U.S. LTL with cash of $5.0 million. The Company recorded a loss of $45.9 million on the sale of its U.S. LTL business. The operating results and divestiture of U.S. LTL have been recorded as a discontinued operation.

On February 12, 2013, Vitran signed an agreement to sell its Supply Chain Operation (“SCO”) services business to Legacy SCO Inc. (“Legacy”), an affiliate of Legacy Supply Chain, for $97.0 million in cash, subject to working capital adjustments. On March 4, 2013, the Company completed the sale of SCO for $97.0 million in cash, and a portion of the proceeds was used to fully reduce Vitran’s debt under its revolving credit facility. The Company received an additional $1.8 million in proceeds in the second quarter of 2013 upon final determination of the aforementioned working capital adjustments. The Company recorded a gain of $84.6 million on the sale of its SCO business. The operating results and divestiture of the SCO segment have been recorded as a discontinued operation.

EXECUTIVE SUMMARY

The 2013 fiscal year was a transformative year for Vitran. The Company sold its SCO business for total proceeds of $98.8 million including the additional proceeds from the working capital adjustment and used these funds to repay its borrowings under the senior revolving credit facility. Subsequent to the sale of the SCO business, the Company underwent a strategic review which ultimately resulted in the divestiture of its financially underperforming U.S. LTL business. The aforementioned businesses have both been recorded as discontinued operations. Vitran’s Canadian LTL business unit, as in previous years, prospered financially and operationally in 2013. Excluding the negative impact of foreign exchange, the Canadian LTL business unit increased revenue and income from operations 2.9% and 10.0%, respectively, over 2012. These results were achieved in a difficult economic and operating environment and are the result of tireless effort and support from the management, office staff and the front line drivers and dock workers at Vitran.

RESULTS OF OPERATIONS

2013 COMPARED TO 2012

CONSOLIDATED RESULTS

The following table summarizes the Consolidated Statements of Income (Loss) for the three years ended December 31:

(in thousands of dollars)	2013	2012	2011	2013 vs 2012	2012 vs 2011
Revenue	$193,389	$193,943	$192,315	(0.3%)	0.8%

Salaries, wages and employee benefits	27,544	24,973	24,697	10.3%	1.1%
Purchased transportation	67,119	70,416	69,850	(4.7%)	0.8%
Depreciation and amortization	3,154	3,155	3,197	0.0%	(1.3%)
Maintenance	7,995	10,164	10,957	(21.3%)	(7.2%)
Rents and leases	2,599	2,788	2,663	(6.8%)	4.7%
Owner operators	50,426	48,345	46,905	4.3%	3.1%
Fuel and fuel related expenses	21,899	21,956	20,361	(0.3%)	7.8%
Other operating expenses	14,071	8,044	8,398	74.9%	(4.2%)
Other income	(310)	(43)	(61)	620.9%	(29.5%)

Total operating expenses	194,497	189,798	186,967	2.5%	1.5%

Income (loss) from continuing operations	(1,108)	4,145	5,348	(126.7%)	(22.5%)
Interest expense, net	3,551	3,124	5,498	13.7%	(43.2%)
Income tax expense (recovery)	(1,633)	1,240	1,168	(231.7%)	6.2%

Net loss from continuing operations	(3,026)	(219)	(1,318)	1,281.7%	(83.4%)
Net loss from discontinued operations	(20,191)	(35,756)	(12,695)	(43.5%)	181.7%

Net loss	$(23,217)	$(35,975)	$(14,013)	(35.5%)	156.7%

	2013	2012	2011	2013 vs 2012	2012 vs 2011
Loss per share:
Basic and diluted – continuing operations	$(0.18)	$(0.01)	$(0.08)	1,700.0%	(87.5%)
Basic and diluted – net loss	$(1.41)	$(2.19)	$(0.86)	(35.6%)	154.7%
Operating Ratio(1)	100.6%	97.9%	97.2%

Financial Overview

Revenue decreased by 0.3% to $193.4 million in 2013 from $193.9 million in 2012. Revenue for the 2013 year was negatively impacted by a weaker Canadian dollar and was partially offset by an increase in fuel surcharge revenue, resulting in a reduction of $10.6 million in revenue. Excluding the impact of fuel surcharge revenue and a weaker Canadian dollar, revenue improved 5.2%. Shipments increased 3.4% and tonnage decreased 0.4% respectively compared to 2012.

Salaries, wages and employee benefits increased 10.3% to $27.5 million for 2013 compared to $25.0 million in 2012. This is due to an increase in shipment activity and a 2.5% wage increase on February 1, 2013. Also, included in salaries, wages and employee benefits is $1.7 million in severance to the previous President and Chief Executive Officer of Vitran, recorded in the second quarter of 2013.

Purchased transportation decreased 4.7% in 2013 compared to 2012. The Company has been focused on operating efficiencies within its intermodal business, which includes optimizing load factors and taking advantage of lower cost schedules on the rail. These efficiency and cost control initiatives resulted in a decrease in purchased transportation costs as a percentage of revenue of 1.6% compared to the same period a year ago.

Depreciation and amortization expense was flat in 2013 compared to 2012. This is a result of trailing equipment becoming fully depreciated in 2013 offset primarily by the completion of the Company’s Winnipeg facility in the fourth quarter of 2012. The Company expects to purchase more trailing equipment as financial performance improves and therefore expects depreciation expense to increase in coming years.

Maintenance expense decreased 21.3% to $8.0 million for 2013 compared to $10.2 million for 2012. Maintenance expense has significantly decreased as a result of older equipment being sold. The Company purchased 77 new trailers, 30 new chassis and 82 new containers which were delivered in the fourth quarter of 2013. As the new trailing equipment is put into service, it is management’s expectation that the Company will continue to reduce its maintenance expense as a percentage of revenue.

Rents and leases expense decreased 6.8% for 2013 compared to 2012. This is attributable to moving operations from the previously leased facility in Winnipeg into the new company-owned facility in the fourth quarter of 2012.

Owner operator expenses increased 4.3% for 2013 compared to 2012, driven by increased activity levels compared to 2012.

Fuel and fuel-related expenses decreased 0.3% for 2013 compared to 2012. The Company utilizes intermodal and over-the-road moves to complete its linehaul function. Fuel surcharges charged to the Company by the rail and owner operators are included in fuel and fuel-related expenses. Overall for the 2013 year, the average fuel surcharge paid increased compared to 2012 due to an increase in shipment activity, however, was offset by a weaker Canadian dollar positively impacting the expense line. The fuel surcharge charged to the Company fluctuates quarter over quarter and varies based on the price of diesel, mix in type of freight move (intermodal or over-the road), number of shipments, destination and weight per shipment.

Other operating expenses include the aforementioned $4.0 million termination fee paid to Manitoulin Transport concurrent with entering into the TransForce Agreement. Also recorded in other operating expenses is $0.8 million related to two fairness opinions delivered to the Company’s board of directors by Stephens Inc., Vitran’s financial advisor.

The Company incurred net interest expense of $3.6 million in 2013 compared to interest expense of $3.1 million in 2012. Included in interest expense is $0.8 million of deferred financing costs that were written off in the current year due to the Company amending its senior revolving credit agreement for the sale of SCO and again for the sale of U.S. LTL. The Company’s balance sheet debt net of cash at December 31, 2013 is $37.9 million.

In accordance with Financial Accounting Standard Board (“FASB”) Accounting Standard Codification (“FASB ASC”) 740-10, the Company had recorded a valuation allowance for all U.S. deferred tax assets. The sale of SCO resulted in a taxable gain in the United States, which the Company was able to offset with the utilization of its available net operating loss carryforwards from previous years of $17.6 million. Subsequent to the sale of SCO, the Company sold its U.S. LTL business and therefore, recorded the impact on its U.S. deferred tax assets and valuation allowance in discontinued operations. In Canada, the Company has CAD $2.6 million of net operating loss carryforwards available to offset future years’ taxable income recognized as deferred tax assets. Management believes the Company will generate sufficient taxable income to use these losses in the future. In Canada, the Company incurred a capital loss of approximately CAD $85.6 million from the sale of U.S. LTL. A full valuation allowance was recorded as it is uncertain whether the capital losses will be utilized to offset future capital gains. As at December 31, 2013, the valuation allowance recorded was $20.5 million. Consequently, the Company recorded a consolidated tax recovery of $1.6 million compared to a consolidated tax expense of $1.2 million in 2012.

Net loss from continuing operations was $3.0 million for 2013 compared to a net loss from continuing operations of $0.2 million in 2012. This resulted in basic and diluted loss per share from continuing operations of $0.18 for the current year compared to a loss of $0.01 per basic and diluted share from continuing operations in 2012. Loss from discontinued operations was $20.2 million in 2013 compared to $35.8 million in 2012. Therefore, the Company posted a net loss of $23.2 million for 2013 compared to a net loss of $36.0 million in 2012. This resulted in a basic and diluted loss per share of $1.41 for the current year compared to a loss per basic and diluted share of $2.19 in 2012. The weighted average number of shares for 2013 was 16.4 million basic and diluted shares, consistent with the basic and diluted shares for 2012.

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

Operations Overview

	2013	2012	2011	2013 vs 2012	2012 vs 2011
Number of shipments(2)	892,051	863,049	840,280	3.4%	2.7%
Weight (000s of lbs)(3)	1,686,408	1,692,415	1,627,335	(0.4%)	4.0%
Revenue per shipment(4)	$216.79	$224.72	$228.87	(3.5%)	(1.8%)
Revenue per hundredweight(5)	$11.47	$11.46	$11.82	0.1%	(3.0%)

Shipments increased 3.4% for 2013 compared to 2012. This is attributable to the Canadian LTL management team executing on its sales plan and leveraging Vitran’s status as a high quality LTL transportation provider in the Canadian market place. The pricing environment continues to remain a challenge and revenue per hundredweight remained flat for the year compared to 2012. Management expects revenue per hundredweight to increase slightly in the upcoming quarters until market conditions change – for example, should there be a reduction in capacity in the Canadian market place, management would expect a positive impact on the Company’s revenue per hundredweight.

During 2013, management focused on improving operating efficiencies and cost control initiatives to drive income from operations growth in the Canadian LTL business unit. The Canadian LTL operation’s load factor has increased over 1.5% in 2013 compared to 2012. At the same time, the Company utilized lower cost off-peak rail schedules for its intermodal linehaul moves. In addition, management expects maintenance costs to continue to improve as the Company moves out older equipment and replaces it with the aforementioned new trailers and containers purchased in 2013.

Lastly, management believes that with additional shipment gains, future improvement in the Canadian pricing environment, combined with a continued focus on operational and cost control initiatives, the Canadian LTL operation should be well positioned to improve income from operations over the long term.

Other

Mr. Rick Gaetz resigned as President and Chief Executive Officer of Vitran effective April 4, 2013 and the Company recorded severance expense of $1.7 million. Mr. William Deluce was appointed Interim President and Chief Executive Officer effective the same day to replace Mr. Gaetz.

RESULTS OF OPERATIONS

2012 COMPARED TO 2011

CONSOLIDATED RESULTS

Financial Overview

Revenue increased by 0.8% to $193.9 million in 2012 from $192.3 million in 2011. Revenue for the 2012 year was negatively impacted by a weaker Canadian dollar and by a decrease in fuel surcharge revenue, resulting in a reduction of $2.2 million in revenue. Excluding the impact of fuel surcharge revenue and a weaker Canadian dollar, revenue improved 2.0%. Shipments and tonnage increased 2.7% and 4.0% respectively compared to 2011.

Salaries, wages and employee benefits increased 1.1% to $25.0 million for 2012 compared to $24.7 million in 2011. This is due to an increase in shipment activity and a 2.75% wage increase on February 1, 2012.

Purchased transportation increased 0.8% in 2012 compared to 2011 due to an increase in shipment activity.

Depreciation and amortization expense declined 1.3% for 2012 compared to 2011, and is primarily attributable to a weaker Canadian dollar positively impacting the expense line. Excluding the impact of foreign exchange depreciation expense increased slightly due to the completion of the Winnipeg, Manitoba terminal in the fourth quarter of 2012.

Maintenance expense decreased 7.2% to $10.2 million for 2012 compared to $11.0 million for 2011. Maintenance expense decreased as a result of older equipment being sold. The Company purchased 137 new trailers, which were delivered in the first quarter of 2012.

Rents and leases expense increased 4.7% for 2012 compared to 2011. The increase is a result of the aforementioned new trailers leased in the first quarter of 2012.

Owner operator expenses increased 3.1% for 2012 compared to 2011, attributable to increased activity levels compared to 2011.

Fuel and fuel-related expenses increased 7.8% for 2012 compared to 2011. Fuel surcharges charged to the Company by the rail and owner operators are included in fuel and fuel-related expenses. Overall for the 2012 year, the average fuel surcharge paid increased compared to 2011 due to an increase in shipment activity.

The Company incurred net interest expense of $3.1 million in 2012 compared to interest expense of $5.5 million in 2011. Included in interest expense in 2011 is $1.0 million of deferred financing costs that were written off related to the previous senior term and revolving credit facilities. The Company’s interest rate spread on its revolving and term debt was on average 44 basis points less than 2011.

In accordance with Financial Accounting Standard Board (“FASB”) Accounting Standard Codification (“FASB ASC”) 740-10, the Company had recorded a valuation allowance for all U.S. deferred tax assets. As required by this standard, the Company increased the valuation allowance by $15.5 million, which would have been the tax recovery attributable to the Company’s U.S. based companies for 2012. The increase in valuation allowance was recorded in discontinued operations. The Company recorded a consolidated tax expense from continuing operations of $1.2 million in 2012 and 2011.

Net loss from continuing operations was $0.2 million for 2012 compared to a net loss from continuing operations of $1.3 million in 2011. This resulted in basic and diluted loss per share from continuing operations for 2012 of $0.01 compared to a loss per basic and diluted share from continuing operations of $0.08 in 2011. Loss from discontinued operations was $35.8 million in 2012 compared to $12.7 million in 2011. Therefore, the Company posted a net loss of $36.0 million for 2012 compared to a net loss of $14.0 million in 2011. This resulted in a basic and diluted loss per share of $2.19 for 2012 compared to a loss per basic and diluted share of $0.86 in 2011.

Notes:

(1)	Operating ratio (“OR”) is a non-GAAP financial measure which does not have any standardized meaning prescribed by GAAP. OR is calculated as total operating expenses divided by revenue. OR allows management to measure the Company’s operating efficiency. OR is a widely recognized measure in the transportation industry which provides a comparable benchmark for evaluating the Company’s performance compared to its competitors. Investors should also note that the Company’s presentation of OR may not be comparable to similarly titled measures by other companies. OR is calculated as follows:

	Year ended December 31,
	2013	2012	2011	2010	2009
Total operating expenses	$194,497	$189,798	$186,967	$168,550	$145,419
Revenue	$193,389	$193,943	$192,315	$172,870	$148,239

OR	100.6%	97.9%	97.2%	97.5%	98.1%

(2)	A shipment is a single movement of goods from a point of origin to its final destination as described on a bill of lading document.
(3)	Weight represents the total pounds shipped.
(4)	Revenue per shipment represents revenue divided by the number of shipments.
(5)	Revenue per hundredweight is the price obtained for transporting 100 pounds of LTL freight from point to point, calculated by dividing the revenue for an LTL shipment by the hundredweight (weight in pounds divided by 100) for a shipment.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow from continuing operations consumed $2.7 million in 2013 compared to generating $4.1 million in 2012. The Company generated an increased net loss from continuing operations in 2013 compared to 2012, mostly attributable to the $4.0 million termination fee paid to Manitoulin Transport and the $1.7 million in severance paid to the previous President and CEO. Accounts receivable, the critical influencer for working capital changes at a transportation company, decreased at December 31, 2013 compared to December 31, 2012 due to a decrease in fourth quarter revenue and increased collections compared to the same period in 2012. The Company’s average days sales outstanding (“DSO”) increased to 35.5 days compared to 34.6 days at December 31, 2012.

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

At December 31, 2013, interest-bearing debt was $52.1 million consisting of $46.1 million of real estate term debt and $6.0 million of capital leases. There were no amounts outstanding under the Company’s senior revolving credit facility at December 31, 2013, except for outstanding letters of credit. At December 31, 2012, interest-bearing debt was $60.3 million consisting of $8.5 million drawn under the syndicated asset based revolving credit facility, $50.5 million of real estate term debt and $1.3 million of capital leases.

During the year, the Company repaid $1.1 million of real estate term debt, $0.2 million of capital leases and $8.5 million of its revolving credit facilities. At December 31, 2013, the Company had $0.6 million in outstanding letters of credit and $14.2 million of available cash on its balance sheet.

In January 2014 all outstanding letters of credit were returned and cancelled by the Company’s bank syndicate and on January 21, 2014, the Company’s senior revolving credit agreement was terminated and all security held by the bank syndicate released.

The Company generated $0.3 million in proceeds and a gain of $0.3 million, on the divestiture of surplus trailing equipment throughout the year. Capital expenditures amounted to $5.7 million for 2013 and were primarily funded through capital leases and cash on hand. The capital expenditures in 2013 were for rolling stock, dock equipment and information technology expenditures.

The table below sets forth the Company’s capital expenditures for the years ended December 31, 2013, 2012 and 2011.

(in thousands of dollars)	Year ended December 31,
	2013	2012	2011
Real estate and buildings	$577	$6,944	$347
Trailing fleet	4,995	1,779	22
Information technology	55	299	490
Leasehold improvements	—	—	24
Other equipment	87	186	14

Total	$5,714	$9,208	$897

Management estimates that cash capital expenditures for the 2014 fiscal year will be between $1.5 million and $2.5 million. The Company may enter into capital or operating leases to fund the acquisition of specific equipment should the business levels exceed the current equipment capacity of the Company. The Company expects to finance its capital requirements with cash flow from operations and, if required, capital or operating leases.

The Company has contractual obligations that include long-term debt consisting of term debt facilities, capital leases for operating equipment and off-balance sheet operating leases primarily consisting of trailing fleet and real estate leases. Operating leases form an integral part of the Company’s financial structure and operating methodology as they provide an alternative cost-effective and flexible form of financing. The following table summarizes the Company’s significant contractual obligations and commercial commitments as of December 31, 2013:

(in thousands of dollars)		Payments due by period
Contractual Obligations	Total	2014	2015 & 2016	2017 & 2018	Thereafter
Real estate facility	46,144	1,140	2,440	2,683	39,881
Capital lease obligations	5,953	706	1,529	1,840	1,878
Estimated interest payments (1)	11,280	2,429	4,581	4,163	107

Sub-total	$63,377	$4,275	$8,550	$8,686	$41,866
Off-balance sheet commitments
Operating leases	5,638	1,936	2,387	881	434

Total contractual obligations	$69,015	$6,211	$10,937	$9,567	$42,300

(1)	The Company has estimated its interest obligation on its real estate term facility using the fixed interest rates of 4.30%—4.75%.

A significant decrease in demand for our services could limit the Company’s ability to generate cash flow and affect its profitability. Assuming no significant decline in business levels or financial performance, Management expects that existing working capital, together with available cash, will be sufficient to fund operating and capital requirements as well as service the contractual obligations. Management also expects it will be able to secure bank financing in the form of a term or revolving credit facility in the future.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Revenue Recognition

The Company’s LTL operations recognize revenue upon the delivery of the related freight and direct shipment costs as incurred. For transportation services not completed at the end of a reporting period, revenue is recognized based on relative transit time in each period with expenses recognized as incurred. Critical revenue-related policies and estimates for the Company’s LTL business unit relate to revenue adjustments and allowance for doubtful accounts. Critical revenue-related policies include allowance for doubtful accounts. At December 31, 2013, the allowance for doubtful accounts was $0.4 million or approximately 2.2% of total trade receivables. The Company believes that its revenue recognition policies are appropriate and that its revenue-related estimates and judgments provide a reasonable approximation of actual revenue earned.

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

Claims and Insurance Accruals

Claims and insurance accruals reflect the estimated ultimate total cost of claims, including amounts for claims incurred but not reported and future claims development, for cargo loss and damage, bodily injury and property damage, long-term disability and group health. In establishing these accrued expenses, management evaluates and monitors each claim individually and claim frequency. Factors such as historical experience, known trends and third party estimates help determine the appropriate reserves for the estimated liability. Changes in severity of previously reported claims, significant changes in the medical costs and legislative changes affecting the administration of the plans could significantly impact the determination of appropriate reserves in future periods. The Company has a $50,000 deductible for auto liability, casualty and cargo claims.

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

Goodwill

The Company performs its goodwill impairment test annually and more frequently if events or changes in circumstances indicate that an impairment loss may have occurred. Impairment is tested at the reporting unit level by assessing qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. In the event goodwill is determined to be impaired, a charge to earnings would be required. As at September 30, 2013, Vitran completed its annual goodwill impairment test and concluded that there was no impairment.

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

Share-Based Compensation

Under the Company’s stock option plan, options to purchase common shares of the Company may be granted to key employees, officers and directors of the Company and its affiliates by the Board of Directors or by the Company’s Compensation Committee. The Company accounts for stock options in accordance with FASB ASC 718 with compensation expense amortized over the vesting period based on the Black-Scholes-Merton fair value on the grant date. The assumptions used to value stock options are dividend yield, expected volatility, risk-free interest rate and expected life. The Company does not pay any dividends on its common shares, therefore the dividend yield is zero. We use the historical method to calculate volatility with the historical period being equal to the expected life of each option. This calculation is then used to approximate the potential for the share price to increase over the expected life of the option. The risk-free interest rate is based on the government of Canada issued bond rate in effect at the time of the grant. Expected life represents the length of time the option is estimated to be outstanding before being exercised or forfeited. Historical information is used to determine the forfeiture rate to measure compensation expense recognized.

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

RELATED PARTIES

None.

ITEM 7. A—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE SENSITIVITY

We estimate that the fair value of the long-term debt approximates its carrying value.

(in thousands of dollars)		Payments due by period
Long-term debt	Total	2014	2015 & 2016	2017 & 2018	Thereafter
Fixed Rate
Real estate facility	46,144	1,140	2,440	2,683	39,881
Interest Rate	4.30% - 4.75%	4.30% - 4.75%	4.30% - 4.75%	4.30% - 4.75%	4.30% - 4.75%
Capital lease obligations	5,953	706	1,529	1,840	1,878
Average interest rate	5.37%	5.37%	5.37%	5.37%	5.37%

Total	$52,097	$1,846	$3,969	$4,523	$41,759

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

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Balance Sheets as of December 31, 2013 and 2012, and the Consolidated Statements of Income (Loss), Comprehensive Income (Loss), Shareholders’ Equity and Cash Flows for the years ended December 31, 2013, 2012 and 2011, are reported on by KPMG LLP, Chartered Professional Accountants. These statements are prepared in accordance with United States GAAP.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Vitran Corporation Inc.

We have audited the accompanying consolidated balance sheets of Vitran Corporation Inc. as of December 31, 2013 and December 31, 2012, and the related consolidated statements of income (loss), comprehensive income (loss), shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2013. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedules included in Item 15(a)(2) of Form 10-K. These consolidated financial statements are the responsibility of Vitran Corporation Inc.’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vitran Corporation Inc. as of December 31, 2013 and December 31, 2012, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Vitran Corporation Inc.’s internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 13, 2014 expressed an unqualified opinion on the effectiveness of Vitran Corporation Inc.’s internal control over financial reporting.

/s/ KPMG LLP

Chartered Professional Accountants, Licensed Public Accountants

Toronto, Canada

March 13, 2014

VITRAN CORPORATION INC.

Consolidated Balance Sheets

(Amounts in thousands of United States dollars)

December 31, 2013 and 2012

	2013	2012
Assets
Current assets:
Cash and cash equivalents	$14,176	$233
Accounts receivable	17,873	17,925
Inventory, deposits and prepaid expenses	1,920	3,506
Income taxes recoverable	1,764	—
Current assets of discontinued operations (note 2)	—	65,402
Deferred income taxes (note 6)	105	92

Total current assets	35,838	87,158
Property and equipment (note 3)	52,521	53,365
Goodwill (note 4)	5,219	5,579
Long-term assets of discontinued operations (note 2)	—	92,370

Total assets	$93,578	$238,472

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities (note 1(q))	$22,818	$24,146
Income taxes payable	—	554
Current liabilities of discontinued operations (note 2)	—	59,610
Current portion of long-term debt (note 5)	1,846	1,333

Total current liabilities	24,664	85,643
Long-term debt (note 5)	50,251	58,969
Deferred income taxes (note 6)	270	1,175
Long-term liabilities of discontinued operations (note 2)	—	43,028
Shareholders’ equity:
Common shares, no par value, unlimited authorized, 16,465,241 and 16,399,241 issued and outstanding in 2013 and 2012, respectively (note 7)	100,427	99,954
Additional paid-in capital	5,837	5,708
Accumulated deficit	(84,106)	(60,889)
Accumulated other comprehensive income (loss)	(3,765)	4,884

Total shareholders’ equity	18,393	49,657
Lease commitments (note 10)
Contingent liabilities (note 12)
Subsequent events (note 13)

Total liabilities and shareholders’ equity	$93,578	$238,472

See accompanying notes to consolidated financial statements.

VITRAN CORPORATION INC.

Consolidated Statements of Income (Loss)

(Amounts in thousands of United States dollars, except per share amounts)

Years ended December 31, 2013, 2012 and 2011

	2013	2012	2011
Revenue	$193,389	$193,943	$192,315

Salaries, wages and other employee benefits	27,544	24,973	24,697
Purchased transportation	67,119	70,416	69,850
Depreciation and amortization	3,154	3,155	3,197
Maintenance	7,995	10,164	10,957
Rents and leases	2,599	2,788	2,663
Owner operators	50,426	48,345	46,905
Fuel and fuel related expenses	21,899	21,956	20,361
Other operating expenses	14,071	8,044	8,398
Other income	(310)	(43)	(61)

	194,497	189,798	186,967

Income (loss) from continuing operations before the undernoted	(1,108)	4,145	5,348
Interest on long-term debt	(3,733)	(3,124)	(5,498)
Interest income	182	—	—

	(3,551)	(3,124)	(5,498)

Income (loss) from continuing operations before income taxes	(4,659)	1,021	(150)
Income tax expense (recovery) (note 6)	(1,633)	1,240	1,168

Net loss from continuing operations	(3,026)	(219)	(1,318)
Discontinued operations, net of income taxes (note 2)	(20,191)	(35,756)	(12,695)

Net loss	$(23,217)	$(35,975)	$(14,013)

Loss per share:
Basic and Diluted:
Loss from continuing operations	$(0.18)	$(0.01)	$(0.08)
Loss from discontinued operations	(1.23)	(2.18)	(0.78)
Net loss	(1.41)	(2.19)	(0.86)
Weighted average number of shares:
Basic and Diluted	16,426,455	16,391,252	16,326,760

See accompanying notes to consolidated financial statements.

VITRAN CORPORATION INC.

Consolidated Statements of Comprehensive Income (Loss)

(Amounts in thousands of United States dollars)

Years ended December 31, 2013, 2012 and 2011

	2013	2012	2011
Net loss	$(23,217)	$(35,975)	$(14,013)
Other comprehensive income (loss):
Change in foreign currency translation adjustment (net of income tax expense (recovery) of $7, ($7) and ($333) for the years ended December 31, 2013, 2012 and 2011, respectively)	(1,938)	77	(818)
Foreign currency translation reclassified from accumulated other comprehensive income (loss) (note 2)	(6,711)	—	—
Change in unrealized fair value of derivatives designated as cash flow hedges (net of income tax expense of $146)	—	—	373

Other comprehensive income (loss)	$(8,649)	$77	$(445)

Comprehensive loss	$(31,866)	$(35,898)	$(14,458)

See accompanying notes to consolidated financial statements.

VITRAN CORPORATION INC.

Consolidated Statements of Shareholders’ Equity

(Amounts in thousands of United States dollars)

Years ended December 31, 2013, 2012 and 2011

	Common shares		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total shareholders’ equity
	Number	Amount
December 31, 2012	16,399,241	$99,954	$5,708	$(60,889)	$4,884	$49,657
Shares issued upon exercise of employee stock options	66,000	473	(141)	—	—	332
Net loss	—	—	—	(23,217)	—	(23,217)
Other comprehensive loss	—	—	—	—	(8,649)	(8,649)
Share-based compensation (note 7)	—	—	270	—	—	270

December 31, 2013	16,465,241	$100,427	$5,837	$(84,106)	$(3,765)	$18,393

	Common shares		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Total shareholders’ equity
	Number	Amount
December 31, 2011	16,331,241	$99,746	$5,334	$(24,914)	$4,807	$84,973
Shares issued upon exercise of employee stock options	68,000	208	(57)	—	—	151
Net loss	—	—	—	(35,975)	—	(35,975)
Other comprehensive income	—	—	—	—	77	77
Share-based compensation (note 7)	—	—	431	—	—	431

December 31, 2012	16,399,241	$99,954	$5,708	$(60,889)	$4,884	$49,657

	Common shares		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total shareholders’ equity
	Number	Amount
December 31, 2010	16,300,041	$99,658	$4,838	$(10,901)	$5,252	$98,847
Shares issued upon exercise of employee stock options	31,200	88	(5)	—	—	83
Net loss	—	—	—	(14,013)	—	(14,013)
Other comprehensive loss	—	—	—	—	(445)	(445)
Share-based compensation (note 7)	—	—	501	—	—	501

December 31, 2011	16,331,241	$99,746	$5,334	$(24,914)	$4,807	$84,973

See accompanying notes to consolidated financial statements.

VITRAN CORPORATION INC.

Consolidated Statements of Cash Flows

(Amounts in thousands of United States dollars)

Years ended December 31, 2013, 2012 and 2011

	2013	2012	2011
Cash provided by (used in):
Operations:
Net loss	$(23,217)	$(35,975)	$(14,013)
Items not involving cash from operations:
Depreciation and amortization	3,154	3,155	3,197
Deferred income taxes	(923)	10	288
Gain on sale of property and equipment	(310)	(43)	(61)
Share-based compensation expense	270	431	501
Loss on discontinued operations	20,191	35,756	12,695
Change in non-cash working capital components	(1,837)	725	1,663

Continuing operations	(2,672)	4,059	4,270
Discontinued operations	(51,050)	(13,445)	1,667

	(53,722)	(9,386)	5,937
Investments:
Proceeds from sale of businesses, net of cash divested	88,883	—	—
Purchases of property and equipment	(726)	(7,737)	(897)
Proceeds on sale of property and equipment	306	80	65

Continuing operations	88,463	(7,657)	(832)
Discontinued operations	1,181	(7,680)	(603)

	89,644	(15,337)	(1,435)
Financing:
Change in revolving credit facility and bank overdraft	(8,500)	7,990	16,310
Repayment of long-term debt	(1,125)	(990)	(16,000)
Proceeds from long-term debt	—	5,506	—
Repayment of capital leases	(229)	(167)	—
Financing costs	(121)	(150)	(2,286)
Issue of common shares upon exercise of stock options	332	151	83

Continuing Operations	(9,643)	12,340	(1,893)
Discontinued Operations	(12,608)	11,502	(1,000)

	(22,251)	23,842	(2,893)
Effect of foreign exchange translation on cash	272	(90)	(405)

Increase (decrease) in cash and cash equivalents	13,943	(971)	1,204
Cash and cash equivalents, beginning of year	233	1,204	–

Cash and cash equivalents, end of year	$14,176	$233	$1,204

Change in non-cash working capital components:
Accounts receivable	$102	$(508)	$2,309
Inventory, deposits and prepaid expenses	1,707	370	1,179
Income taxes recoverable/payable	(2,318)	(397)	652
Accounts payable and accrued liabilities	(1,328)	1,260	(2,477)

	$(1,837)	$725	$1,663

Supplemental cash flow information:
Interest paid	$4,256	$4,452	$5,104
Income taxes paid	2,094	3,677	2,410
Supplemental disclosure of non-cash transactions:
Capital lease additions	4,988	5,745	1,317

See accompanying notes to consolidated financial statements.

VITRAN CORPORATION INC.

Notes to Consolidated Financial Statements

(In thousands of United States dollars, except per share amounts where noted)

Years ended December 31, 2013, 2012 and 2011

1.	Significant accounting policies:

(a)	Description of the business:

Vitran Corporation Inc. (“Vitran” or the “Company”) is a provider of freight services to a wide variety of companies and industries. Vitran offers less-than-truckload (“LTL”) services throughout Canada.

On December 9, 2013 , Vitran entered into a definitive agreement with 2398946 Ontario Inc. and North Channel of Georgian Bay Holdings Ltd. (collectively, “Manitoulin Transport”) pursuant to which Manitoulin Transport agreed to acquire all of the outstanding common shares of Vitran for $6.00 in cash per share. Subsequently, on December 20, 2013, the board of directors of Vitran determined that a proposal for $6.50 in cash per share received from TransForce Inc. (“TransForce”) was a “superior proposal” for the purposes of the arrangement agreement (the “Manitoulin Agreement”) among Vitran, and Manitoulin Transport.

On December 30, 2013, Manitoulin Transport waived its right to match the TransForce proposal. Vitran and Manitoulin Transport agreed to terminate the Manitoulin Agreement concurrent with the entering into of a definitive arrangement agreement with TransForce (the “TransForce Agreement”) and the termination fee of $4.0 million payable to Manitoulin Transport was paid by Vitran. On December 30, 2013, Vitran entered into a definitive arrangement agreement with TransForce pursuant to which TransForce has agreed to acquire all of the outstanding common shares of Vitran not already owned by TransForce for $6.50 in cash per share.

The transaction with TransForce is structured as a Plan of Arrangement under the Business Corporations Act (Ontario) (the “Arrangement”). The Arrangement has been unanimously approved by the board of directors of Vitran and was subject to approval by the shareholders of Vitran at a special meeting to be held on March 5, 2014 (the “Special Meeting”). The proposal to approve the Arrangement was voted on and approved at the Special Meeting. The Arrangement was also subject to final approval of the Ontario Superior Court of Justice following the Special Meeting, which was granted by Order of the Court on March 6, 2014. Refer to Note 13 “Subsequent events”. The Arrangement remains subject to the receipt of applicable regulatory approvals (including approval under the Competition Act), and to satisfaction of other customary closing conditions. The Arrangement is not conditional on TransForce obtaining financing or on completion of due diligence. The TransForce Agreement contains customary non-solicitation provisions and provides that the board of directors of Vitran may, under certain circumstances, terminate the TransForce Agreement in order to accept an unsolicited superior proposal, subject to a matching right in favour of TransForce. If the TransForce Agreement is terminated in certain circumstances, including if Vitran accepts a superior proposal, TransForce is entitled to a termination payment of $4.0 million. The Arrangement is expected to close in March 2014. An information circular (the “Information Circular”) outlining details of the Arrangement and Special Meeting was mailed to shareholders in February 2014. Copies of the Information Circular are available on SEDAR at www.sedar.com and on EDGAR at www.sec.gov.

(b)	Basis of presentation:

These consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated on consolidation.

VITRAN CORPORATION INC.

Notes to Consolidated Financial Statements

(In thousands of United States dollars, except per share amounts where noted)

Years ended December 31, 2013, 2012 and 2011

1.	Significant accounting policies (continued):

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

A majority of the Company’s shareholders and industry analysts are located in the United States. Accordingly, the Company has adopted the United States dollar as its reporting currency.

The Canadian dollar is the functional currency of the Company’s Canadian operations. In respect of transactions denominated in currencies other than the Canadian dollar, the monetary assets and liabilities of the Company are translated at the year-end rates. Revenue and expenses are translated at rates of exchange prevailing on the transaction dates. All of the exchange gains or losses resulting from these transactions are recognized in income.

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

Historical experience, trends and current information are used to update and evaluate the estimate. As at December 31, 2013, revenue adjustments as a percentage of revenue were not material.

VITRAN CORPORATION INC.

Notes to Consolidated Financial Statements

(In thousands of United States dollars, except per share amounts where noted)

Years ended December 31, 2013, 2012 and 2011

1.	Significant accounting policies (continued):

(f)	Accounts receivable:

Accounts receivable are presented, net of allowance for doubtful accounts of $0.4 million at December 31, 2013 (2012—$0.4 million).

(g)	Cash and cash equivalents:

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

Property and equipment are recorded at cost. Depreciation of property and equipment is provided on a straight-line basis from the date assets are put in service over their estimated useful lives as follows:

Buildings	30 years
Leasehold interests and improvements	Over term of lease
Vehicles:
Trailers and containers	12 years
Trucks	8 years
Machinery and equipment	4 - 10 years

Tires purchased as part of a vehicle are capitalized as a cost to the vehicle. Replacement tires are expensed when placed in service.

(j)	Goodwill:

FASB Accounting Standards Codification (“ASC”) 350 requires that goodwill be assessed for impairment on an annual basis and, more frequently, if indicators of impairment exist. In the event goodwill is determined to be impaired, a charge to earnings would be required. FASB ASU No. 2011-08, Testing Goodwill for Impairment, permits entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. As at September 30, 2013, the Company completed its annual goodwill impairment test and concluded that there was no impairment. At December 31, 2013, the Company has not identified any indicators that would require re-testing for impairment.

VITRAN CORPORATION INC.

Notes to Consolidated Financial Statements

(In thousands of United States dollars, except per share amounts where noted)

Years ended December 31, 2013, 2012 and 2011

1.	Significant accounting policies (continued):

(k)	Income taxes:

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

Under the Company’s stock option plan, options to purchase common shares of the Company may be granted to key employees, officers and directors of the Company by the Board of Directors or by the Company’s Compensation Committee. There are 557,750 options outstanding under the plan. The term of each option is 10 years and the vesting period is five years. The exercise price for options is the trading price of the common shares of the Company on The Toronto Stock Exchange on the day of the grant. Note 7, “Common shares” provides supplemental disclosure for the Company’s stock options.

(m)	Advertising costs:

Advertising costs are expensed as incurred. Advertising costs amounted to $417 in 2013 (2012—$264; 2011—$397).

(n)	Impairment of long-lived assets:

An impairment is recognized when the carrying amount of a long-lived asset to be held and used exceeds the sum of undiscounted cash flows expected from its use and disposal, and is measured as the amount by which the carrying amount of an asset exceeds its fair value. A long-lived asset should be tested when events or circumstances indicate that its carrying amount may not be recoverable. During the third quarter of 2013, the Company recorded an impairment charge of $49.7 million on the carrying amount of its U.S. LTL business unit in discontinued operations. Refer to Note 2 “Discontinued operations”.

(o)	Derivative instruments:

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

VITRAN CORPORATION INC.

Notes to Consolidated Financial Statements

(In thousands of United States dollars, except per share amounts where noted)

Years ended December 31, 2013, 2012 and 2011

1.	Significant accounting policies (continued):

The Company formally documents all significant relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives to specific assets and liabilities on the balance sheet or to specific firm commitments or anticipated transactions. The Company assesses all hedging relationships to determine whether the criteria for hedge accounting are met. To qualify for hedge accounting, the hedging relationship must be appropriately documented at inception of the hedge and there must be reasonable assurance, both at the inception and throughout the term of the hedge, that the hedging relationship will be effective. Effectiveness requires a high degree of correlation of changes in fair values or cash flows between the hedged item and the hedging instrument. Effectiveness is assessed on an ongoing basis through the term of the hedge in order to determine if hedge accounting remains appropriate. The Company did not have any derivative instruments as at December 31, 2013.

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

(q)	Accounts payable and accrued liabilities:

	2013	2012
Accounts payable	$15,439	$18,398
Accrued wages and benefits	1,302	1,452
Accrued claims, self-insurance and workers’ compensation	844	698
Other	5,233	3,598

	$22,818	$24,146

(r)	Deferred share units:

The Company maintains a deferred share unit (“DSU”) plan for all directors. Under this plan, all directors receive units at the end of each quarter based on the market price of common shares equivalent to the director’s entitlement. The entitlement amount varies based on the director’s position on the Board. The maximum entitlement amount varies between CAD$35,000.00 and CAD$60,000.00 per annum. The Company records compensation expense and the corresponding liability each period based on the market price of common shares.

In addition to the directors’ DSU plan, the Company has adopted a DSU plan for senior executives. Under this plan, eligible senior executives receive units at the end of each quarter based on the market price of common shares equivalent to the senior executive’s entitlement. The entitlement amount varies based on the senior executive’s position in the Company and the years of eligible service. The maximum entitlement amount varies between $2,500.00 and $20,000.00 per annum. The Company records compensation expense and the corresponding liability each period based on the market price of common shares.

VITRAN CORPORATION INC.

Notes to Consolidated Financial Statements

(In thousands of United States dollars, except per share amounts where noted)

Years ended December 31, 2013, 2012 and 2011

1.	Significant accounting policies (continued):

(s)	Use of estimates:

The preparation of financial statements in accordance with United States GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the year. Significant estimates are used in determining, but not limited to, the allowance for doubtful accounts, deferred tax assets, claims and insurance accruals, share-based compensation and fair value measurements. Actual results could differ from those estimates.

2.	Discontinued operations:

On March 4, 2013, the Company completed the sale of its Supply Chain Operation business unit (“SCO”), which was previously a reportable segment. The proceeds from the transaction were $98.8 million, including an adjustment on account of working capital. As of December 31, 2013, the Company has received net cash proceeds of $94.1 million, net of cash divested of $0.4 million, direct selling costs of $2.9 million and income taxes of $1.4 million. The Company used the proceeds to reduce its outstanding debt under its revolving credit facility. The operating results and gain on sale of SCO have been recorded as a discontinued operation.

On September 23, 2013, the Company entered into an agreement to sell the shares of its U.S. Less-Than-Truckload business unit (“U.S. LTL”) to Data Processing LLC, a company owned by Matthew Moroun, for cash consideration of $2.0 million and the assumption of $32.8 million of real estate and capital lease debt by the purchaser. In addition, the purchaser agreed to fund cash deficits incurred by U.S. LTL from September 23, 2013 through to the date of closing of the transaction. The transaction closed on October 7, 2013 and the purchaser funded $1.4 million of cash deficits incurred by U.S. LTL between September 23, 2013 and October 7, 2013. Prior to closing the sale, the Company agreed to capitalize U.S. LTL with cash of $5.0 million. As of December 31, 2013, the Company paid $5.2 million related to the sale of U.S. LTL, which includes cash divested of $0.4 million and direct selling costs of $3.2 million. The operating results and loss on sale of U.S. LTL have been recorded as a discontinued operation.

At the end of the third quarter of 2013, as required by U.S. GAAP, the Company compared the fair value less costs to sell of the net assets of U.S. LTL to its carrying amount. As a result of the comparison, the Company recorded a $49.7 million non-cash write-down in discontinued operations to write-down the U.S. LTL net assets to zero. During the fourth quarter of 2013, the Company recorded the sale of U.S. LTL. The total net loss of $45.9 million is recorded in discontinued operations.

VITRAN CORPORATION INC.

Notes to Consolidated Financial Statements

(In thousands of United States dollars, except per share amounts where noted)

Years ended December 31, 2013, 2012 and 2011

2.	Discontinued operations (continued):

The following table summarizes the operations for all periods presented to classify U.S. LTL and SCO operations as discontinued operations:

	2013	2012	2011
Revenue	$350,241	$628,714	$613,283

Loss from discontinued operations	(58,434)	(34,255)	(10,974)
Income tax expense	(433)	(1,501)	(1,721)

Loss from discontinued operations, net of income tax	(58,867)	(35,756)	(12,695)

Gain on sale of SCO	87,892	—	—
Income tax expense (note 6)	(19,019)	—	—
Utilization of net operating loss carry-forwards (note 6)	17,613	—	—

	86,486	—	—
Reclassification of foreign currency translation from accumulated other comprehensive income	(1,865)	—	—

Net gain on sale of SCO	84,621	—	—

Loss on sale of U.S. LTL	(54,521)	—	—
Income tax recovery (note 6)	21,743	—	—
Valuation allowance (note 6)	(21,743)	—	—

	(54,521)	—	—
Reclassification of foreign currency translation from accumulated other comprehensive income	8,576	—	—

Net loss on sale of U.S. LTL	(45,945)	—	—

Net loss from discontinued operations	$(20,191)	$(35,756)	$(12,695)

The following table summarizes the assets and liabilities from discontinued operations:

	2013	2012
Accounts receivable	$—	$57,587
Income taxes recoverable	—	157
Inventory, deposits and prepaid expenses	—	7,658
Property and equipment	—	79,910
Intangible assets	—	3,457
Goodwill	—	8,872
Deferred income taxes	—	64,048
Deferred income taxes valuation allowance	—	(63,917)

Total assets from discontinued operations	$—	$157,772

Accounts payable and accrued liabilities	$—	$57,604
Real estate debt and capital leases	—	45,034

Total liabilities from discontinued operations	$—	$102,638

VITRAN CORPORATION INC.

Notes to Consolidated Financial Statements

(In thousands of United States dollars, except per share amounts where noted)

Years ended December 31, 2013, 2012 and 2011

3.	Property and equipment:

	2013	2012
Land	$14,549	$15,449
Buildings	35,606	37,570
Leasehold interests and improvements	240	284
Vehicles	26,693	27,135
Machinery and equipment	3,581	7,838

	80,669	88,276
Less accumulated depreciation	28,148	34,911

	$52,521	$53,365

Depreciation expense was $3.2 million in 2013 (2012—$3.2 million; 2011—$ 3.2 million).

4.	Goodwill:

	2013	2012
Balance at January 1	$5,579	$5,458
Foreign exchange	(360)	121

Balance at December 31	$5,219	$5,579

5.	Long-term debt:

	2013	2012
Revolving credit facility (a)	$—	$8,500
Canadian real estate facilities (b)	46,144	50,495
Capital leases (c)	5,953	1,307

	52,097	60,302
Less current portion	1,846	1,333

	$50,251	$58,969

On March 4, 2013, in conjunction with the sale of SCO, the Company amended its senior asset based revolving credit facility. The amended credit facility provided up to $50.0 million of borrowing capacity, compared to $85.0 million previously. As a result of the amendment, the Company wrote off $0.4 million of previously capitalized financing fees. This non-cash expense was recorded in interest expense on the consolidated statements of income (loss).

VITRAN CORPORATION INC.

Notes to Consolidated Financial Statements

(In thousands of United States dollars, except per share amounts where noted)

Years ended December 31, 2013, 2012 and 2011

5.	Long-term debt (continued):

On October 7, 2013, in conjunction with the sale of U.S. LTL, the Company further amended its senior asset based revolving credit facility. The amended credit facility provided $26.3 million of availability, which was the amount of the letters of credit outstanding for the U.S. LTL business unit as of October 7, 2013. As part of the sale transaction, the obligations under the letters of credit remained guaranteed by the Company. However, the purchaser agreed to reduce such letters of credit to zero within 90 days from the date of closing of the sale. As of December 31, 2013, $0.6 million in letters of credit were outstanding. As a result of the amendment, the Company wrote off $0.4 million of previously capitalized financing fees. This non-cash expense was recorded within interest expense on the consolidated statements of income (loss). On January 21, 2014, the credit facility was terminated. Refer to Note 13 “Subsequent events.”

On November 1, 2012, the Company entered into a new real estate term facility for CAD $5.5 million. The facility is secured by the Company’s transportation facility in Winnipeg, Manitoba and matures on November 30, 2018.

On November 30, 2011, the Company entered into a new three-year bank syndicated asset based revolving credit agreement which provided up to $85.0 million of borrowing capacity. In addition, on November 30, 2011, the Company entered into a new seven-year CAD $45.7 million real estate term credit facility, secured by specific real estate in Canada. The proceeds from the new credit facilities were used to extinguish the previous senior term and revolving credit facilities which were to mature in July 2012. Deferred financing costs of $1.0 million related to the previous credit agreement were written off in 2011. This non-cash expense was recorded within interest expense on the consolidated statements of income (loss).

(a)	The Company’s asset based revolving credit facility was secured by accounts receivable, certain equipment and general security agreements covering the assets of the Company and all of its subsidiaries. The provisions of the revolving credit facility imposed certain financial maintenance tests if availability falls below a certain threshold. At December 31, 2013, the Company was not required to measure these covenants. Refer to Note 13 “Subsequent events”.

(b)	The Company’s Canadian real estate term credit facility is secured by five transportation terminals in Canada and matures on November 30, 2018. The Company has CAD $49.1 million outstanding at December 31, 2013 (2012 – CAD $50.2 million), bearing interest at 4.30% to 4.75% (2012 – 4.30% to 4.75%).

(c)	During 2013, the Company financed certain equipment by entering into additional capital leases of CAD $5.3 million. The Company had CAD $6.3 million (2012 – CAD $1.3 million) of capital leases remaining at December 31, 2013.

At December 31, 2013, the required future principal repayments on all long-term debt and capital leases are as follows:

Year ending December 31:
2014	$1,846
2015	1,938
2016	2,031
2017	2,138
2018	2,384
Thereafter	41,760

$52,097

VITRAN CORPORATION INC.

Notes to Consolidated Financial Statements

(In thousands of United States dollars, except per share amounts where noted)

Years ended December 31, 2013, 2012 and 2011

6.	Income taxes:

Income tax expense (recovery) differs from the amount that would be obtained by applying statutory federal, and provincial income tax rates to the respective year’s income (loss) from continuing operations before income taxes as follows:

	2013	2012	2011
Effective statutory federal, state and provincial income tax rate	26.50%	26.50%	28.25%

Effective tax expense (recovery) on income (loss) from continuing operations before income taxes	$(1,235)	$271	$(42)
Increase (decrease) results from:
Non-deductible share-based compensation expense	69	114	141
Income taxed at different rates in foreign jurisdictions	33	38	(1,395)
Tax benefit on capital loss	(461)	—	—
Income from discontinued operations	84	762	2,345
Other	(123)	55	119

Income tax expense (recovery) from continuing operations	$(1,633)	$1,240	$1,168

Income tax expense (recovery):
	2013	2012	2011
Current income tax expense (recovery):
Canada:
Federal	$(404)	$699	$454
Provincial	(304)	530	319
Other	(2)	1	107

	$(710)	$1,230	$880
Deferred income tax expense (recovery):
Canada:
Federal	(526)	6	169
Provincial	(397)	4	119

	$(923)	$10	$288

	$(1,633)	$1,240	$1,168

VITRAN CORPORATION INC.

Notes to Consolidated Financial Statements

(In thousands of United States dollars, except per share amounts where noted)

Years ended December 31, 2013, 2012 and 2011

6.	Income taxes (continued):

A summary of the principal components of deferred income tax assets and liabilities is as follows:

	2013	2012
Current deferred income tax assets:
Financing costs	$105	$92

Non-current deferred income tax assets:
Loss carry-forwards	$21,130	$—
Other timing differences	390	386
Valuation allowance	(20,480)	—

	1,040	386
Non-current deferred income tax liabilities:
Property and equipment	(1,305)	(1,481)
Financing costs	(5)	(80)

	(1,310)	(1,561)

	$(270)	$(1,175)

In accordance with Financial Accounting Standard Board (“FASB”) Accounting Standard Codification (“FASB ASC”) 740-10, the Company had recorded a valuation allowance for all U.S. deferred tax assets. The sale of SCO resulted in a taxable gain in the United States, which the Company was able to offset with the utilization of its available net operating loss carry forwards from previous years of $17.6 million. Subsequent to the sale of SCO the Company sold its U.S. LTL business and therefore, recorded the impact on its U.S. deferred tax assets and valuation allowance in discontinued operations.

In Canada, the Company incurred a capital loss of approximately CAD $85.6 million from the sale of U.S. LTL. A valuation allowance of $21.7 million was recorded as it is uncertain whether the capital losses will be utilized to offset future capital gains. The Company utilized CAD $3.7 million of the aforementioned capital losses as it is allowed to carry back current tax losses three years to offset previous year capital gains. The Company recognized a tax benefit of $0.5 million in income tax expense from continuing operations as a result of the allowable carry-back. As at December 31, 2013, the valuation allowance recorded was $20.5 million. The capital losses would expire upon the completion of the Arrangement with TransForce (Note 1).

In Canada, the Company has CAD $2.6 million of net operating loss carry-forwards available to reduce future years’ taxable income. The net operating losses were recognized as a deferred income tax asset and expire between 2032 and 2033 if not utilized. Management believes the Company will generate sufficient taxable income to use these losses in the future.

VITRAN CORPORATION INC.

Notes to Consolidated Financial Statements

(In thousands of United States dollars, except per share amounts where noted)

Years ended December 31, 2013, 2012 and 2011

7.	Common shares:

The Company provides a stock option plan to key employees, officers and directors to encourage executives to acquire a meaningful equity ownership interest in the Company over a period of time and, as a result, reinforce executives’ attention on the long-term interest of the Company and its shareholders. Under the plan, options to purchase common shares of the Company may be granted to key employees, officers and directors of the Company by the Board of Directors or by the Company’s Compensation Committee. There are 557,750 options outstanding under the plan. The term of each option is 10 years and the vesting period is five years. The exercise price for options is the trading price of the common shares of the Company on The Toronto Stock Exchange on the day of the grant. The weighted average estimated fair value at the date of the grant for the options granted during 2013 was $3.82 (2012—$3.54; 2011—$2.96) per share.

The fair value of each option granted was estimated on the date of grant using the Black-Scholes-Merton fair value option pricing model with the following assumptions:

	2013	2012	2011
Risk-free interest rate	1.54%	1.52% – 1.74%	1.67% – 2.91%
Volatility factor of the future expected market price of the Company’s common shares	61.32%	56.40% – 57.20%	49.18% – 56.29%
Expected life of the options	6 years	6 years	6 years

Details of stock options are as follows:

	2013		2012
	Number	Weighted average exercise price	Number	Weighted average exercise price
Outstanding, beginning of year	742,800	$11.80	841,900	$11.70
Granted	41,100	6.51	67,000	6.52
Forfeited	(160,150)	12.67	(98,100)	14.01
Exercised	(66,000)	5.25	(68,000)	2.20

Outstanding, end of year	557,750	$11.93	742,800	$11.80

Exercisable, end of year	419,080	$13.70	468,960	$14.44

VITRAN CORPORATION INC.

Notes to Consolidated Financial Statements

(In thousands of United States dollars, except per share amounts where noted)

Years ended December 31, 2013, 2012 and 2011

7.	Common shares (continued):

At December 31, 2013, the range of exercise prices, the weighted average exercise price and the weighted average remaining contractual life are as follows:

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable	Weighted average remaining contractual life (years)	Weighted average exercise price
$5.25 - $8.45	168,650	8.12	$5.87	47,840	7.98	$5.61
$9.80 - $18.99	389,100	2.90	$14.56	371,240	2.73	$14.75

$5.25 - $18.99	557,750	4.48	$11.93	419,080	3.32	$13.70

Compensation expense related to stock options was $270 for the year ended December 31, 2013 (2012—$431; 2011—$501).

8.	Computation of loss per share:

	2013	2012	2011
Numerator:
Net loss from continuing operations	$(3,026)	$(219)	$(1,318)
Net loss from discontinued operations	(20,191)	(35,756)	(12,695)
Net loss	(23,217)	(35,975)	(14,013)

Denominator:
Basic and dilutive weighted average shares outstanding	16,426,455	16,391,252	16,326,760

Basic and diluted loss per share from continuing operations	(0.18)	(0.01)	(0.08)
Basic and diluted loss per share from discontinued operations	(1.23)	(2.18)	(0.78)
Basic and diluted loss per share	(1.41)	(2.19)	(0.86)

Diluted loss per share excludes the effect of 557,750 anti-dilutive options for the year ended December 31, 2013 (2012 – 742,800; 2011 – 773,900). Due to the net loss for the years ended December 31, 2012 and 2011, dilutive shares of 3,494 and 46,100, respectively, have no effect on the loss per share.

VITRAN CORPORATION INC.

Notes to Consolidated Financial Statements

(In thousands of United States dollars, except per share amounts where noted)

Years ended December 31, 2013, 2012 and 2011

9.	Financial instruments:

The fair values of cash and cash equivalents, accounts receivable and accounts payable and accrued liabilities approximate their carrying values because of the short-term nature of these financial instruments. The fair value of the Company’s long-term debt, determined based on the future cash flows associated with each debt instrument discounted using an estimate of the Company’s current borrowing rate for similar debt instruments of comparable maturity, is approximately equal to their carrying value at December 31, 2013 and December 31, 2012.

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

10.	Lease commitments:

At December 31, 2013, future minimum rental payments relating to operating leases for premises and equipment are as follows:

Year ending December 31:
2014	$1,936
2015	1,598
2016	789
2017	484
2018	397
Thereafter	434

$5,638

Total rental expense under operating leases was $2.3 million for the year ended December 31, 2013 (2012 - $2.5 million; 2011 - $2.3 million).

11.	Employee benefits:

The Company sponsors defined contribution plans in Canada. The Company matches the employee’s contribution to their registered retirement savings plan up to a maximum contribution. The expense related to the plan was $0.5 million for the year ended December 31, 2013 (2012—$0.5 million; 2011—$0.5 million).

VITRAN CORPORATION INC.

Notes to Consolidated Financial Statements

(In thousands of United States dollars, except per share amounts where noted)

Years ended December 31, 2013, 2012 and 2011

12.	Contingent liabilities:

The Company is subject to legal proceedings that arise in the ordinary course of business. In the opinion of management, the aggregate liability, if any, with respect to these actions, will not have a material adverse effect on the consolidated financial position, results of operations or cash flows. Legal costs are expensed as incurred.

The Company has corporate guarantees outstanding of approximately $ 15.5 million as at December 31, 2013, for certain operating leases previously entered into by the former SCO business unit. The Company is in the process of being removed as guarantor under these leases and is fully indemnified by the purchaser for any losses incurred under the guarantees.

13.	Subsequent events:

In January 2014, the remaining outstanding letters of credit were returned and cancelled by the lending group and on January 21, 2014 the Company’s senior revolving credit agreement was terminated and all security held by the lending group was released.

The Arrangement was approved by the shareholders of Vitran at a special meeting held on March 5, 2014 with approximately 94.9% of the votes cast at the meeting voting in favour of the Arrangement. In addition, approximately 93.1% of the votes cast by disinterested shareholders, being shareholders other than TransForce and its affiliates, were voted in favour of the Arrangement. Approval of the Arrangement was granted by Order of the Court on March 6, 2014. The Arrangement remains subject to the receipt of applicable regulatory approvals (including approval under the Competition Act), and to satisfaction of other customary closing conditions.

VITRAN CORPORATION INC.

Consolidated Supplemental Schedule of Quarterly Financial Information

(In thousands of United States dollars, except per share amounts where noted)

Years ended December 31, 2013 and 2012

2013 (Unaudited)	First quarter	Second quarter	Third quarter	Fourth quarter
Revenue	$47,038	$49,625	$49,373	$47,353

Income (loss) from continuing operations after depreciation and amortization	$365	$(97)	$2,187	$(3,563)
Net income (loss) from continuing operations	(821)	(709)	1,398	(2,894)
Income (loss) from discontinued operations	$68,493	$(16,264)	$(74,092)	$1,672
Net income (loss)	67,672	(16,973)	(72,694)	(1,222)

Income (loss) per share:
Basic and Diluted	$(0.05)	$(0.04)	$0.09	$(0.18)
– continuing operations

2012 (Unaudited)	First quarter	Second quarter	Third quarter	Fourth quarter
Revenue	$45,683	$48,195	$49,626	$50,439

Income (loss) from continuing operations after depreciation and amortization	$(88)	$991	$1,969	$1,273
Net income (loss) from continuing operations	(812)	28	737	(172)
Loss from discontinued operations	$(5,004)	$(4,191)	$(10,837)	$(15,724)
Net loss	(5,816)	(4,163)	(10,100)	(15,896)

Income (loss) per share:
Basic and Diluted	$(0.05)	$0.00	$0.04	$(0.01)
– continuing operations

ITEM 9—	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the Company’s last two fiscal years, there were no disagreements with KPMG LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of KPMG LLP, would have caused them to make reference to the subject matter of the disagreement in connection with their reports.

ITEM 9. A—CONTROLS AND PROCEDURES

Disclosure controls and procedures, as such term is defined in Rule 13a-15(e) of the Exchange Act, are controls and other procedures that are designed to ensure that information required to be disclosed by our Company is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our Company’s management, including our Interim Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. Our CEO and CFO are responsible for establishing and maintaining disclosure controls and procedures for our Company.

As of the end of the period covered by this Annual Report on Form 10-K, the Company carried out an evaluation, under the supervision and with the participation of Company management, including our CEO and CFO, of the effectiveness of the design, implementation and operation of its disclosure controls and procedures. Based on this evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective as of December 31, 2013.

There have been no significant changes in our internal control over financial reporting, which we define in accordance with Exchange Act Rule 13a-15(f) to include our control environment, control procedures, and accounting systems, or any other factors that could materially affect or are reasonably likely to materially affect our internal control over financial reporting during the fourth quarter of 2013.

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

Vitran’s management team assessed the effectiveness of its internal control over financial reporting using the criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and based on that assessment concluded that internal control over financial reporting was effective as of December 31, 2013.

KPMG LLP, an independent public accounting firm registered with the PCAOB, has issued an attestation report on the effectiveness of Vitran’s internal control over financial reporting, as stated in their report which is included herein.

March 17, 2014	/s/ William S. Deluce, Interim President and Chief Executive Officer
/s/ Fayaz D. Suleman, Vice President Finance and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Vitran Corporation Inc.:

We have audited Vitran Corporation Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Vitran Corporation Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting under the heading Management’s Report on Internal Control over Financial Reporting included in Form 10-K. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Vitran Corporation Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Vitran Corporation Inc. as of December 31, 2013 and December 31, 2012, and the related consolidated statements of income (loss), comprehensive income (loss), shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2013, and our report dated March 13, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Chartered Accountant, Licensed Public Accountants

Toronto, Canada

March 13, 2014

ITEM 9. B—OTHER INFORMATION

None.

PART III

ITEM 10—DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors of Registrant

Name	Age	Director Since	Occupation & Employment Description
Richard D. McGraw(1)(2)(3)(4) Ontario, Canada	(70)	May 27, 1987	Mr. McGraw is the founding President and Chief Executive Office of the Company. He served in this capacity from the inception of the Company until May of 2002 when he was appointed the non-executive Chairman of the Board of Directors. He is currently President and CEO of Greenrock Capital Partners Inc. and The Lochan Ora Group of Companies. Mr. McGraw is a director of C2C Industrial Properties Ltd. and OutdoorPartner Media Corporation. Mr. McGraw was formerly a director of Zenn Motor Company Inc., Exco Technologies Ltd. and Catch the Wind Inc.

John R. Gossling(1)(3) Ontario, Canada	(48)	Dec. 5, 2005	Mr. Gossling is the Executive Vice President and Chief Financial Officer of Telus Corporation. He has been with Telus Corporation since November 2012. He was the Chief Financial Officer of CTVglobemedia Inc. from April 2008 to April 2011. From 2005 to 2008, Mr. Gossling served as the Vice President Financial Operations of Rogers Communications Inc., and from 2000 to 2005 was the Chief Financial Officer of Rogers Wireless Communications Inc. From 1985 to 2000, Mr. Gossling was employed by KPMG and was a partner in the firm. Mr. Gossling is a Chartered Professional Accountant with the Canadian Institute of Chartered Professional Accountants.

Georges L. Hébert(1)(2) Québec, Canada	(66)	April 21, 2004	Since June 2003, Mr. Hébert has been the President, Chief Executive Officer and a director of Prosys Tech Corporation. From 1988 to 1998, Mr. Hébert was the President of J.A. Provost Ltée., a company involved in alarm systems that was sold to BCE. Mr. Hébert is a director of Peak Positioning Technologies Inc. Mr. Hébert was also a director of Laurentian Bank for 20 years until March 2008, and is a former director of MDS Aerospace.

William S. Deluce(5) Ontario, Canada	(65)	April 21, 2004	Mr. Deluce has been a director of Vitran since April 21, 2004 and was appointed Interim President and Chief Executive Officer of Vitran on April 4, 2013. Mr. Deluce has been the President and Chief Executive Officer of CSAE Inc. since 1998 and President and Chief Executive Officer of Wicklow Consulting Inc. since 2001. He also served as the President and Chief Executive Officer of McComas Industries International Inc. and SMT Surface Modification Technologies Inc. from 1998 to 2000. Mr. Deluce was also a director of Canstar Resources Inc. and a director of Candor Ventures Corp. until May 2005.
David S. McClimon(2)(3) Michigan, USA	(58)	March 27, 2013	Mr. McClimon was the President of Central Transport International in 2011. From 2009 to 2010, he was the Chief Operating Officer of ADR North America LLC. From 2005 to 2007, he was the President of Con-way Freight Inc. and Senior Vice-President of Con-way Inc. Prior to this, he was the President and Chief Executive Officer of Con-way Central Express from 2002 to 2005 and the President and Chief Executive Officer of Con-way Western Express from 2000 to 2002.

(1)	Denotes member of Audit Committee. Each of the members of the Audit Committee has been determined by the Board of Directors to be an independent director in accordance with NASDAQ listing standards.
(2)	Denotes member of Compensation Committee. Each of the members of the Compensation Committee has been determined by the Board of Directors to be an independent director in accordance with NASDAQ listing standards.
(3)	Denotes member of Nominating and Governance Committee. Each of the members of the Nominating and Governance Committee has been determined by the Board of Directors to be an independent director in accordance with NASDAQ listing standards.
(4)	The Ontario Securities Commission issued cease trade orders against OutdoorPartner Media Corporation on July 8, 2011 and July 20, 2011, due to that company’s failure to file annual audited financial statements. Such cease trade orders were rescinded on October 15, 2012.
(5)	Until his appointment as the Company’s Interim President and Chief Executive Officer on April 4, 2013, Mr. Deluce served as the Chair of the Compensation Committee and also as a member of the Nominating and Governance Committee. Mr. Hébert has succeeded Mr. Deluce as the Chair of the Compensation Committee, and Mr. McClimon has succeeded him as a member of the Nominating and Governance Committee.

Executive Officers

Name	Age	Position	History
William S. Deluce (Ontario, Canada)	65	Interim President and Chief Executive Officer	Biographical information for Mr. Deluce is set forth above under “Directors of Registrant”.

Fayaz D. Suleman (Ontario, Canada)	35	Vice President Finance and Chief Financial Officer	Mr. Suleman joined Vitran in 2003 and was Vitran’s Corporate Controller since 2005. He was appointed Vice President Finance and Chief Financial Officer in 2011. Prior to joining Vitran, he gained his public accounting experience at KPMG LLP in the assurance and business advisory services practice. Mr. Suleman is a Chartered Professional Accountant with the Ontario Institute and received an Honors Bachelor of Business Administration from Wilfrid Laurier University in Ontario.

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

DIRECTORS AND OFFICERS INSURANCE

The Company has purchased a policy of insurance for the benefit of its directors and officers, and the directors and officers of its subsidiaries, against liability incurred by them in the performance of their duties as directors and officers of the Company, or its subsidiaries, as the case may be. The amount of premium paid with respect to this policy for the financial year ended December 31, 2013 was $168,577. The policy does not specify that any part of the premium is paid in respect of either directors as a group or officers as a group. The entire premium is paid by the Company. The current annual policy limit is $30.0 million subject to a deductible of $0.75 million per occurrence. There have been no claims under the directors and officers insurance.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the United States Securities Exchange Act of 1934 requires directors, executive officers and persons who own beneficially more than 10% of the equity securities of the Company to file reports concerning their ownership of the Company’s equity securities with the SEC, NASDAQ and the Company. To our knowledge, based solely on a review of material provided to us, all such required reports were filed on a timely basis in fiscal 2013.

CORPORATE GOVERNANCE

Corporate governance is the responsibility of the Board of Directors and is accomplished in concert with committees of the Board and the senior management of the Company.

An effective system of corporate governance is recognized as a vital ingredient to the long-term financial performance of the Company. The guidelines for effective corporate governance issued by the Canadian securities regulators are contained in National Policy 58-201 – Corporate Governance Guidelines. The Company’s disclosure required by National Instrument 58-101 – Disclosure of Corporate Governance Practices (“NI 58-101”) relating to its corporate governance practices is set out in tabular form in Schedule “A” to this Annual Report on Form 10-K.

Composition of the Board of Directors and Leadership Structure

The Board of Directors is composed of five directors, all of whom are independent except William S. Deluce, the current Interim President and Chief Executive Officer of the Company. Although Vitran’s articles of incorporation allow for up to fifteen directors, it is the opinion of the Board and management that the current size of the Board allows the Company to be more responsive to operational issues, address governance requirements and assess risk management not in isolation but with consideration to all issues and objectives confronting the Company and its strategic plan. Each member of the Board brings a strong leadership background, senior business acumen and transportation industry experience.

It is the opinion of the Board that the role of the Interim President and Chief Executive Officer, William S. Deluce, and the role of the Chairman, Richard D. McGraw, should be separated. The Board believes this creates a balance of authority and objective leadership. Furthermore, due to the separation of roles, the Board believes there is enhancement of:

-	Director communication within the Board

-	Interim CEO feedback of performance

-	Adherence to governance requirements

-	Succession planning for the Interim CEO

-	Board leadership and operational leadership.

Mandate of the Board

The Board is elected by the shareholders and represents all shareholders’ interests in continuously creating shareholder value. The following is the mandate of the Board of Directors:

•	Advocate and support the best interests of the Company.

•	Make best efforts to attend all Board and Board committee meetings and review all materials provided.

•	Review and approve strategic, business and capital plans for the Company and monitor management’s execution of such plans.

•	Review whether specific and relevant corporate measurements are developed and adequate controls and information systems are in place with regard to business performance.

•	Review the principal risks of the Company’s business and pursue the implementation by management of appropriate systems to manage such risks.

•	Monitor progress and efficiency of strategic, business, and capital plans and require appropriate action to be taken when performance falls short of goals.

•	Review measures implemented and maintained by the Company to ensure compliance with statutory and regulatory requirements.

•	Select, evaluate and compensate the President and CEO and develop a position description for such officer involving the definition of the limits to his responsibilities.

•	Annually review appropriate senior management compensation programs.

•	Monitor the practices of management against the Company’s disclosure policy to ensure appropriate and timely communication to shareholders of material information concerning the Company.

•	Monitor a whistleblower hotline program.

•	Monitor safety and environmental programs.

•	Review and discuss the development and implementation of programs for management succession and development.

•	Develop or approve selection criteria for new candidates for directorship.

•	Assure shareholders of conformity with applicable statutes, regulations and standards (for example, environmental risks and liabilities and conformity with financial statements).

•	Annually conduct self-appraisal of Board members against clear criteria for performance.

•	Establish the necessary committees to monitor the Company.

•	Provide advice to and act as a sounding board for the President and CEO.

•	Discharge such other duties as may be required for the good stewardship of the Company.

Board of Directors Risk Oversight Statement

The Board of Directors has the responsibility for risk oversight and has not delegated the responsibility to a committee of the Board. The Board believes tasking a single committee with enterprise risk oversight fails to take advantage of all the director’s abilities and would otherwise fail to keep all directors apprised of the risk profile of the Company.

The Board of Directors believes their role is balanced between compliance requirements and the strategic risk oversight of the Company. In so doing, the Board provides support, advice and oversight of management development and implementation of the strategic plan of the Company.

Specifically, the Board annually reviews the strategic plan and the strategic scorecard to ensure that management is executing the plan. The Board, at all of its meetings, further provides on-going focus that ranges across operational, financial and other matters to assess risk and the achievement of the strategic plan.

Chairman of the Board Roles and Responsibilities

To allow the Board to function independently of management, the Nominating and Governance Committee shall ensure that the Board has a Chairman who meets the requirements of NASDAQ and of the Toronto Stock Exchange. The roles and responsibilities of the Chairman shall include, but are not limited to, the following:

•	Facilitating the independent functioning of the Board and management of the Company.

•	Ensuring that appropriate procedures are in place to allow the Board to work effectively and efficiently and to function independently of management.

•	Ensuring that the responsibilities of the Board are understood by both the Board and management and that the boundaries between Board and management responsibilities are understood and respected.

•	Together with the President and CEO, establishing position descriptions for the Board and the President and CEO and defining the limits to management’s responsibilities, to be approved by the full Board.

•	Maintaining an effective relationship between the Board and management of the Company.

•	Ensuring that the Board develops formal charters setting out the responsibilities of the Board and all Board committees.

•	Annually reviewing the charters of the Board and Board committees and recommending to the Board such amendments to those charters as the Chairman or the committee believes are appropriate.

•	Ensuring that the Board works as a cohesive team and providing leadership essential to achieve this.

•	Ensuring that the resources available to the Board (in particular, timely and relevant information) are adequate to support its work.

•	Working closely with senior management to ensure that the conduct of Board meetings provides adequate time for serious discussion of relevant issues.

•	Setting the agenda of the Board in consultation with senior management.

•	Providing direction and advice to senior management of the Company.

•	Regularly evaluating the performance of the Board and Board committees (as against their charters) and reporting the results of such evaluations to the Board.

•	Regularly evaluating the contribution of individual directors and reporting the results of the evaluations to the individual directors.

•	Working closely with the President and CEO to ensure that the Company is building a healthy corporate governance culture.

•	Ensuring that succession planning for the Board is carried out.

•	At the request of the Board, and with the agreement of the President and CEO, representing the Company to external groups such as shareholders and other stakeholders, including local community groups and governments.

•	Ensuring that, where functions (including the functions above) are delegated to appropriate Board committees, the functions are carried out and the results reported to the Board.

Composition of the Board

The Board is composed of five members, four of whom are independent, as currently defined by the NASDAQ and under National Instrument 52-110 – Audit Committees. The related non-independent director is William S. Deluce, the Interim President and Chief Executive Officer of the Company. The Chairman of the Board is not a member of management.

Standing Committees of the Board

The Committees of the Board consist of the following directors:

Audit Committee

John R. Gossling, Chair

Georges L. Hébert

Richard D. McGraw

Compensation Committee

Georges L. Hébert, Chair

Richard D. McGraw

David S. McClimon

Nominating and Governance Committee

David S. McClimon, Chair

Richard D. McGraw

John R. Gossling

Each of the members of these Committees has been determined by the Board to be an independent director in accordance with NASDAQ listing standards.

Board and Committee Meetings

The following is a list of the Board committees and the number of meetings held in 2013.

	Committee	Number of Meetings
1	The Audit Committee	4
2	The Compensation Committee	15
3	The Nominating and Governance Committee	Nil

The charters of the Nominating and Governance Committee, Compensation Committee and Audit Committee are available free of charge on the Company’s web-site at www.vitran.com.

Director Attendance

The Board met 31 times during 2013, of which 25 meetings were held via telephonic conference call. Each director, with the exception of Mr. Deluce and Mr. Gossling, who were absent one meeting each, attended 100% of the total number of Board meetings and 100% of the meetings held by committees on which such director served during 2013.

Consideration of Director Nominees

The Nominating and Governance Committee considers the criteria in the Nominating and Governance Committee charter in evaluating prospective director nominees. The Nominating and Governance Committee ensures that the appropriate skills and qualities required of a new Board member are considered.

The Nominating and Governance Committee will consider qualified director nominees recommended by shareholders when such recommendations are submitted in accordance with the Company’s policies. Any shareholder wishing to submit a candidate for consideration should send the information listed below to the Secretary of the Company, Vitran Corporation Inc., 185 The West Mall, Suite 701, Toronto, Ontario, Canada M9C 5L5. When submitting a nomination to the Company, a shareholder at the minimum must provide for each director nominee: the name and address of the shareholder submitting the candidate; the Common Shares owned beneficially and of record by such shareholder; the name, age and address of the candidate; the candidate’s principal occupation over the past five years; any current directorships of the candidate on publicly held companies and investment companies; the number of Common Shares beneficially owned and of record by the candidate; and a signed statement of the candidate indicating willingness to serve on the Board of Directors, if elected. The Nominating and Governance Committee is composed entirely of independent directors.

Code of Conduct

The Company, together with the Nominating and Governance Committee, has established a Code of Conduct for directors, officers and employees which is available on the Company’s website at www.vitran.com.

The Code of Conduct signifies voluntary assumption by the Company’s senior executives, directors and employees of the obligation of ethical and professional conduct above and beyond the requirements of the law. The Code of Conduct requires that the Company’s senior executives, directors and employees deal fairly with customers, suppliers, fellow employees and the general public. Acceptance of this Code of Conduct is mandatory for the Company’s senior executives, directors and employees. Failure to abide by the Code of Conduct will serve as a basis for disciplinary action.

Any waivers of the Code of Conduct for senior executives or directors must be approved by the Board of Directors. Under NASDAQ rules, the Company is required to disclose any such waivers within four business days by filing a current report on Form 8-K with the SEC or, in cases where a Form 8-K is not required, by distributing a press release. Alternatively, the NASDAQ rules permit the Company to disclose waivers on the Company’s website in a manner that satisfies the requirements of Item 5.05(c) of Form 8-K.

ITEM 11—EXECUTIVE COMPENSATION

COMPENSATION

The Board of Directors, in their role to provide strategic oversight on compensation polices and decisions, reviews the composition of Vitran’s labour force in light of the strategic objectives of the organization. Significant changes to employee compensation, labour force composition and the work place environment are discussed and, if deemed appropriate, challenged by the Board.

The Board maintains dialogue with management and monitors industry statistics as it relates to the supply of qualified employees. The Company is dependent on its ability to hire and retain qualified drivers including owner operators. There is significant competition for qualified drivers within the trucking industry and attracting and retaining drivers has become more challenging. The Board recognizes that there is an aging population of qualified drivers and this could present a challenge to growth for the Company if it were unable to attract drivers and contract with owner operators. Compensation policies, with the Board oversight, are modified to ensure that the short-term financial objectives align with the demographics and competitive wage scales in the industry.

Although Vitran has had a history of positive labour relations, the Board recognizes that this will continue to be important to future success. The Board maintains dialogue with management on employee relations and outsourced labour to ensure the compositions of the labour force is consistent with the long-term strategic plan of the Company. With respect to the two labour unions, their collective agreements expire on March 31, 2018 and on February 29, 2020, respectively. There can be no assurance that these collective bargaining agreements will be re-negotiated on terms acceptable or favourable to Vitran.

THE COMPENSATION COMMITTEE

Purpose, Functions, Composition, and Meetings. The Compensation Committee reviews, analyzes, recommends, and approves all aspects of executive compensation. As more fully outlined in the Compensation Committee’s charter, the primary responsibilities of the Compensation Committee include:

•	reviewing and approving corporate goals and objectives relating to the compensation of the Chief Executive Officer, evaluating the Chief Executive Officer’s performance in light of those objectives, and determining and approving the Chief Executive Officer’s compensation based upon this evaluation;

•	reviewing and making recommendations to the Board regarding the compensation of the other Named Executive Officers (as defined under “Statement of Executive Compensation – Summary Compensation Table”);

•	reviewing and approving all forms of compensation, including base salary, cash performance incentives, stock options, deferred share units (“DSUs”) and benefits for the executive officers;

•	reviewing and making recommendations to the Board regarding the compensation of Board of Directors and its committees; and

•	administering the Company’s stock option plan and DSU plan, as in effect from time-to-time.

As mandated by NASDAQ listing standards, the Compensation Committee has:

•	the sole discretion to retain or obtain the advice of a compensation consultant, legal counsel or other adviser; and

•	direct responsibility for the appointment, compensation and oversight of the work of any compensation consultant, legal cousel or other adviser it retains.

Vitran is required to provide for appropriate funding, as determined by the Compensation Committee, for payment of reasonable compensation to a compensation consultant, legal counsel or any other adviser retained by the Compensation Committee.

During 2013, Mr. Hébert, Mr. McGraw, and Mr. McClimon served on the Compensation Committee and Mr. Hébert served as Chair. Each of Messrs. Hébert, McGraw and McClimon has been determined by the Board of Directors to be an independent director in accordance with NASDAQ listing standards.

The Compensation Committee met 15 times in 2013. See “Executive Compensation – Compensation Discussion and Analysis” for a discussion of the processes and procedures for recommending and setting compensation for the Named Executive Officers and directors, including the role of the Compensation Committee and executive officers.

Compensation Committee Charter. A copy of the Compensation Committee’s current charter is available free of charge on the Shareholder Relations section of our website at http://www.vitran.com and is available in print to any shareholder who requests it.

Report of the Compensation Committee. In performing its duties, the Compensation Committee, as required by applicable rules and regulations promulgated by the SEC and the Canadian Securities Administrators, issues a report recommending to the Board of Directors that our Compensation Discussion and Analysis be included in this Management Information Circular.

The Report of the Compensation Committee shall not be deemed to be incorporated by reference into any filing made by us under the Securities Act of 1933 or the Exchange Act, notwithstanding any general statement contained in any such filings incorporating this Management Information Circular by reference, except to the extent we incorporate such report by specific reference.

Compensation Consultants. During 2012, the Compensation Committee engaged Hugessen Consulting Inc. to review director compensation, including mandatory share ownership requirements, for 2013. The Compensation Committee reviewed its relationship with Hugessen Consulting Inc. and determined that its work did not give rise to any conflicts of interest. Hugessen Consulting Inc. completed this engagement in 2013, and its fees were less than $120,000.

COMPENSATION DISCUSSION AND ANALYSIS

Executive Compensation Philosophy

It is the belief of the Compensation Committee that executive compensation should

1)	link pay and performance; and

2)	attract, motivate, reward and facilitate the retention of the executive talent required to achieve corporate objectives. The primary long-term corporate objective is to create superior value for our shareholders.

In support of this philosophy, the Company uses several different executive compensation components that align rewards with the short-term and long-term performance of the Company and of each executive. These programs are structured to deliver competitive compensation levels for the achievement of specific performance objectives. Our philosophy for each component of pay is as follows:

•	Base Salaries: Based on individual and Company performance and the level of experience of the executives;

•	Annual Incentive Compensation: Cash incentive based on individual and Company performance;

•	Long-Term Incentive Compensation: Stock option incentive based on individual and Company performance;

•	Post-Employment Compensation: DSUs serving as a substitute for a pension arrangement; and

•	Benefits and Perquisites: Provide additional compensation components consistent with the broad market practices for executives.

The Compensation Committee annually reviews the executive compensation levels of the Named Executive Officers and has the responsibility to make and approve changes in the total compensation of the Named Executive Officers, including the mix of compensation elements. The Compensation Committee has decision making authority over compensation levels. In making decisions regarding an executive’s total compensation, the Compensation Committee considers whether the total compensation is fair and reasonable, is internally appropriate based upon the Company’s culture and is within a reasonable range of the compensation. The Compensation Committee also bases its decisions regarding compensation upon its assessment of the executive’s leadership, integrity, individual performance, years of experience, skill set, level of commitment and responsibility required in the position, contributions to the Company’s financial and operating successes, the creation of stockholder value, and current and past compensation. In determining the mix of compensation components, the Compensation Committee considers the effect of each element in relation to total compensation.

Consistent with the Company’s culture, compensation is tightly linked to Company performance and shareholder value creation and, as such, a substantial part of the compensation is at risk and is only earned if performance of our Company and the Named Executive Officer so warrants. In determining whether to increase or decrease an element of compensation, reliance is placed upon the business experience of the members of the Compensation Committee, the Compensation Committee’s general understanding of compensation levels of public companies, and the historical compensation levels of the executive officers. The Compensation Committee generally does not rely on rigid formulas, other than performance measures under our annual incentive program, or short-term changes in business performance when setting compensation. Base salaries or total executive compensation are not formally benchmarked against the executive compensation of any other company or group of companies. The Compensation Committee considers the proposals of the CEO when determining the compensation of the Named Executive Officers. Under NASDAQ rules, the CEO must not be present during voting or deliberations of the Compensation Committee.

Periodically, the Compensation Committee will engage an arm’s length third party to review the reasonableness of the compensation of an executive or group of executives. In 2005, Mercer Inc. was engaged by the Compensation Committee to review the entire compensation package of the Chief Executive Officer. In 2009, Hugessen Consulting Inc. was engaged by the Compensation Committee to review long-term incentive compensation options for the Company’s management group. Fees paid to Mercer Inc. and Hugessen Consulting Inc. were less than $120,000 for these engagements. As noted above, the Compensation Committee again engaged Hugessen Consulting Inc. in 2012 to review director compensation, including mandatory share ownership requirements, for 2013.

The following summarizes the compensation elements for the Named Executive Officers for the year ended December 31, 2013.

Base Salary

Base salaries are paid at levels that reward executive officers for ongoing performance and that enable us to attract, motivate, and retain highly qualified executives. Base pay is a critical element of our compensation program because it provides the Named Executive Officers with stability. Compensation stability allows the Named Executive Officers to focus their attention and efforts on creating stockholder value and on other business objectives. In determining base salaries, the Compensation Committee considers the executive’s current base salary and the executive’s qualifications and experience, including, but not limited to, the executive’s length of service with the Company, the executive’s industry knowledge, and the quality and effectiveness of the executive’s leadership, integrity, scope of responsibilities, dedication to our stockholders and Company, past performance, and current and future potential of providing value to the stockholders. The Compensation Committee adjusts base salaries annually to reflect the abovementioned factors but does not apply a specific weighting to such factors.

Annual Incentive Compensation

The annual incentive component represents a variable portion of the total compensation opportunity that motivates and rewards executives to achieve short-term corporate objectives. The Company’s annual incentive compensation is structured to provide cash incentives to the Named Executives Officers in the fiscal year based on the achievement of:

1.	key financial targets;

2.	specific objectives; and

3.	other achievements.

The Compensation Committee sets, for each executive officer, one or more key financial targets and one or more specific objectives. The annual cash incentive amount earned by each Named Executive Officer is primarily dependent upon the Company reaching or exceeding the specified financial targets and each Named Executive Officer successfully completing his specified objectives. Financial performance targets are typically established on a combined basis of income from operations, earnings per diluted share, return on capital employed (“ROCE”), revenue growth, earnings before income taxes, depreciation and amortization (“EBITDA”) and days sales outstanding (“DSO”), to align cash compensation payments with performance and the creation of shareholder value. Additionally, individual specific objectives may be based on the successful implementation of corporate policies, development of long-term business goals or strategic plans, or the exercise of specific areas of managerial responsibility.

The Compensation Committee determined that the maximum annual cash incentive for Mr. Suleman for 2013 will be 105% of his base salary for the attainment of the key financial targets. For 2013, the annual cash incentive for the achievement of key financial targets for Mr. Suleman was structured to provide cash payment based on earnings before interest expense, income tax expense, depreciation and amortization expense (“EBITDA”). As Mr. Deluce is in an interim position the Compensation Committee determined, Mr. Deluce’s cash incentive, if any, will be awarded on a discretionary basis.

The matrix for Mr. Suleman’s 2013 key financial target incentive is as follows:

EBITDA	% of Mr. Suleman’s Salary
$(12,000,000)	50.0%
$(7,000,000)	75.0%
$0	82.0%
$3,500,000	93.0%
$7,000,000	105.0%

The Compensation Committee also reserves the right to award other cash incentives for achievements in leadership, innovation, initiative, negotiation of significant corporate transactions, and other non-objective performance items. These awards are made on a discretionary basis by the Compensation Committee in conjunction with or in addition to the maximum annual cash incentive.

The Compensation Committee sets the financial targets and specific objectives for the Named Executive Officers by (i) engaging in active dialogue with our CEO concerning the Company’s strategic objectives and performance, and (ii) reviewing the appropriateness of the financial measures used for the annual incentive compensation. In determining an executive officer’s maximum cash bonus opportunity, the Compensation Committee considers (i) the value that achieving specific performance targets will add to the shareholders, (ii) the degree of difficulty in achieving specific performance targets, and (iii) each of the other elements comprising the executive’s total compensation.

Long-Term Incentive Compensation

The long-term incentive compensation is a stock-option-based equity plan that is used to, among other things, (i) provide annual incentives to executive officers in a manner designed to reinforce performance goals, (ii) attract, motivate, and retain qualified executive officers by providing them with long-term incentives, and (iii) most significantly, align the executives’ and stockholders’ long-term interests by creating a strong, direct link between executive pay and stockholder return. This allows the Compensation Committee to link compensation to performance over a period of time by using stock options, which value a company’s long-term prospects by granting stock options that have multiple-year vesting schedules. Multiple-year vesting schedules create incentive for executive officers to increase stockholder value over an extended period of time because the value received from the stock option is based on the growth of the stock price. Such awards also incentivize executives to remain with the Company over an extended period of time. Thus, stock options provide an effective way of aligning the interests of our executive officers with those of our stockholders.

The Compensation Committee considers several factors when determining awards to be granted to the executive officers, including (i) the recommendations of the CEO; (ii) how the achievement of certain performance goals will help the Company improve its financial and operating performance and add long-term value to the stockholders; (iii) the value of the award in relation to other elements of total compensation, including the number of options currently held by the executive and the number of options granted to the executive in prior years; and (iv) the executive’s position, scope of responsibility, ability to affect the financial and operating performance, ability to create stockholder value, and historic and recent performance. Stock options are typically granted to the executives subsequent to the public disclosure of the fourth quarter and annual financial results. The exercise price is set at the Company’s closing share price on the last trading day prior to the grant date.

Post-Employment Compensation

On January 1, 2006 the Compensation Committee approved the DSU plan for Senior Executives of the Company as a substitute for a pension arrangement. The Named Executive Officers are eligible to participate in the DSU plan which the Compensation Committee believes provides a long-term retirement incentive for the Named Executive Officers. The Compensation Committee believes the benefits provided by this plan are important factors in attracting and retaining the Named Executive Officers. The plan meets the definition of Nonqualified Deferred Compensation pursuant to Internal Revenue Code section 409A and regulation 6801(d) of the Income Tax Act (Canada).

Under this plan, Named Executive Officers as well as other senior executives receive units at the end of each quarter equivalent to a fourth of the senior executive’s annual contribution entitlement, divided by the market price of Common Shares. The annual contribution entitlement amount varies based on the executive’s position in the Company and the years of eligible service. The maximum annual contribution entitlement varies between $2,500 and $20,000 per annum. Units accumulate in the name of each executive within the plan and payments are made in cash upon death, resignation, retirement or termination without cause of the executive. The Compensation Committee may from time-to-time approve discretionary awards under the DSU plan, but have never done so.

The Company makes contributions to a Registered Retirement Savings Plan (“RRSP”) based on the same plan guidelines that are available to all the Company’s employees in Canada. The Named Executive Officers are eligible to participate in the RRSP and the Company matches contributions up to a maximum of CAD$1,500 annually for each participant.

Benefits and Perquisites

The Company provides medical, dental, vision, life insurance and disability benefits to all eligible non-contractual employees. The Named Executive Officers are eligible to participate in these benefit plans on the same basis as all other employees. The Company also uses perquisites for Named Executive Officers to provide a competitive offering and conveniences. Perquisites are generally limited to situations where there is some related business benefit to the Company. As such the Named Executive Officers are eligible for annual private medical assessments beyond what is provided in the employee health plan. In addition to the aforementioned benefits, the Company provides certain other perquisites that are limited to Named Executive Officers. The benefits and perquisites are reviewed annually by the Compensation Committee regarding their competitiveness and appropriateness. These items are further disclosed in the “All Other Compensation” table commencing on page 72.

Say-on-Pay

At our 2013 annual meeting of shareholders, in our “say-on-pay” advisory vote, 59.1% of the votes cast were in favor of the compensation of our named executive officers (votes for: 6,225,210; against: 4,306,369; withheld: 98,070; non-votes: 2,347,284). In light of this show of support, the Compensation Committee has continued to make compensation decisions consistent with the Company’s stated executive compensation philosophy and objectives.

Employment Arrangements

1.	Richard E. Gaetz

Mr. Gaetz resigned as President and Chief Executive Officer effective April 4, 2013. Prior to his resignation, the terms of his employment were covered by an employment agreement between the Company and Mr. Gaetz effective March 16, 2009. The employment agreement could have been terminated: by mutual consent; if the Company has just cause at common law for termination; or with a payment if the Company does not have just cause at common law for termination as described below. Under the employment agreement, Mr. Gaetz had agreed that during the 12 months following his termination: (i) he would not solicit any person who is employed by the Company or any affiliate; and (ii) he would not contact any customers of the Company or any of its subsidiaries. Mr. Gaetz had also agreed all confidential records, material and information concerning the Company or its affiliates shall remain the exclusive property of the Company and Mr. Gaetz shall not divulge such information to any person.

With Mr. Gaetz’s resignation, the employment agreement terminated on April 4, 2013.

2.	Fayaz D. Suleman

Employment Agreement

The Company has entered into an employment agreement with Mr. Suleman effective March 26, 2013. The employment agreement may be terminated: by mutual consent; if the Company has cause for termination; or with a payment if the Company does not have cause for termination as described below. Under the employment agreement, Mr. Suleman has agreed that during the 12 months following his termination: (i) he will not solicit any person who is employed by the Company or any affiliate; and (ii) he will not contact any customers of the Company or any of its subsidiaries. Mr. Suleman has also agreed all confidential records, material and information concerning the Company or its affiliates shall remain the exclusive property of the Company and Mr. Suleman shall not divulge such information to any person.

Compensation. During the employment period, Mr. Suleman will: (i) receive a base salary (subject to annual review with increases at the sole discretion of the Board of Directors) and (ii) participate in senior executive benefit plans made available by the Company to its senior executives, including without limitation, continued entitlement to the Company’s bonus plan.

Termination without cause. If the employment of Mr. Suleman is terminated by the Company and the Company does not have cause for such termination, Mr. Suleman shall receive 12 months’ compensation. The value of compensation will be based on one-twelfth of the total base salary at the date of such termination of employment and one-twelfth of the bonuses for the fiscal year preceding the date of such termination of employment. Furthermore, on the effective date of termination of his employment, all his outstanding stock options that would have vested during the 12 months following the date of termination will be deemed vested.

Change of control. If there is a “Change of Control” (as defined in Mr. Suleman’s employment agreement) of the Company and (i) the employment of Mr. Suleman is terminated without cause or (ii) Mr. Suleman resigns from his said employment at any time within 1 year after the Change of Control as a result of a material diminution of title, authority, status, duties or responsibilities or, in certain circumstances, for any reason, the Company shall pay to Mr. Suleman a lump sum amount equivalent to 18 months’ compensation. The value of compensation will be based on one-twelfth of the total base salary at the date of such termination of employment and one-twelfth of the bonuses for the fiscal year preceding the date of such termination of employment. Furthermore, on the effective date of termination of his employment, all his outstanding stock options that would have vested during the 18 months following the date of termination will be deemed vested.

For the purpose of Mr. Suleman’s employment agreement, a “Change of Control” will be deemed to have taken place if: (i) as a result of a takeover bid or other transaction that in either case is not supported by a majority of the directors of the Company, a person or entity has the legal ability to cast votes with respect to greater than 50% of the Common Shares for the purpose of electing the directors of the Company; (ii) as a result of a takeover bid, merger, consolidation or other business combination or sale of the assets of the Company that is supported by the directors, the persons who were the directors of the Company before the transaction cease to constitute a majority of the directors of the Company; or (iii) three or more directors (together or separately) are elected whose election is opposed by the then majority of the directors of the Company. Potential payments, pursuant to the employment agreement assuming that employment was terminated on December 31, 2013, the last business day of the year, are disclosed in the “Potential Payments Upon Change in Control or Termination” table on page 75.

The Compensation Committee’s rationale for the “termination without cause” and “Change of Control” provisions in Mr. Suleman’s employment agreement is that after termination a longer job search period may be required to find another comparable position due to Mr. Suleman’s seniority. The Compensation Committee also feels Mr. Suleman is at greater risk of termination in the event of a Change of Control. Consequently, the Compensation Committee recognizes the significant distraction that can arise from a possible sale or other disposition of the Company or a business unit and believes the “Change of Control” provision provides an incentive to Mr. Suleman to remain focused on his work and act in the best interest of the Company.

Retention Agreement

On June 28, 2013, Vitran, entered into a retention incentive agreement with Mr. Suleman for the purpose of encouraging him to remain in active and dedicated employment as a key executive officer of the Company, and to further align his interests with the long-term interests of the Company’s shareholders.

Under the Agreement, Mr. Suleman was paid a bonus payment in the amount of CAD$90,000 on December 31, 2013 as he remained continuously employed as an executive officer of the Company through and including December 31, 2013. Mr. Suleman is also entitled to receive an additional bonus payment in the amount of CAD$180,000 on April 30, 2014, if Mr. Suleman remains continuously employed as an executive officer of the Company through and including April 30, 2014.

If Mr. Suleman resigns from his employment with the Company, or is terminated for cause, prior to April 30, 2014, Mr. Suleman will not be entitled to the applicable bonus payment. If Mr. Suleman’s employment is terminated without cause before April 30, 2014, Mr. Suleman will be entitled to the bonus payment.

Transaction Incentive Agreement

On October 29, 2013, Vitran Corporation Inc. (the “Company or “Vitran”) entered into a transaction incentive agreement with Mr. Suleman, effective as of September 30, 2013.

The Company has entered into the transaction incentive agreement with Mr. Suleman in order to provide him with an incentive to work diligently in order to implement and carry out a potential divesture of the Company’s Canadian less-than-truckload surface transportation services (“LTL”) business. Such divestiture (the “Transaction”) could be effected by way of a takeover bid, plan of arrangement, sale of assets or shares of one or more subsidiaries of the Company, a merger, or other business combination, that results in the sale or disposition of the Canadian LTL business directly or through the acquisition by a third party of the shares of the Company. The transaction incentive agreements are effective as of September 30, 2013, being the date that the board of directors of the Company approved in principle the arrangements, subject to the negotiation and entering into of formal agreements.

Mr. Suleman is entitled to receive a cash award if the Company completes the Transaction prior to December 31, 2014 (the “End Date”), provided that if the Company is actively engaged in the Transaction on December 31, 2014, the End Date will be the date on which the Transaction is completed or terminated.

The amount of the cash award payable to Mr. Suleman is based on a percentage of the value of the Transaction (the “Transaction Value”). The Transaction Value is to be calculated based on all consideration to be received in connection with the Transaction by the Company or holders of its securities, including the aggregate amount of debt assumed or repaid by the purchaser under the Transaction, less cash and cash equivalents of the Company and its subsidiaries as of the completion date of the Transaction.

Under this transaction incentive agreement with the Company, Mr. Suleman is entitled to receive a cash award equal to 0.2% of the Transaction Value, payable within 5 business days after the completion date of the transaction. For example, if the Transaction Value is CAD$100 million, his cash award will be CAD$200,000.

Generally, in order to be eligible to receive the award, Mr. Suleman must remain continuously employed by the Company or a subsidiary of the Company through the completion date of the Transaction, unless his employment is terminated without cause, or he voluntarily resigns following a change of control in circumstances where he would be entitled to receive a lump sum termination payment under his executive employment agreement.

3.	William S. Deluce

On June 17, 2013, the Company entered into a letter agreement with Wicklow Consulting Inc. (“Wicklow”), a private company owned by Mr. Deluce, documenting a consulting arrangement between the parties whereby Wicklow agreed to provide consulting services to Vitran, including the services of Mr. Deluce as Interim President and Chief Executive Officer of the Company, with effect from April 4, 2013.

Under the consulting agreement, Wicklow is entitled to a fee of CAD$54,807.69 per month, plus Ontario harmonized sales tax at the rate of 13%. The consulting arrangement documented by the letter agreement has been terminated effective June 19, 2013, with the result that it covers the period from April 4, 2013 through June 19, 2013 (being the effective date of Mr. Deluce’s employment with the Company under the executive employment agreement described below).

The Company has entered into an employment agreement with Mr. Deluce effective June 19, 2013. The employment agreement may be terminated: by mutual consent; if the Company has cause for termination; or with a payment if the Company does not have cause for termination as described below.

Compensation. During the employment period, Mr. Deluce will: (i) receive a base salary (subject to annual review with increases at the sole discretion of the Board of Directors); (ii) cash payment in lieu of 5 weeks’ vacation; and (iii) participate in senior executive benefit plans made available by the Company to its senior executives, including without limitation, continued entitlement to the Company’s bonus plan.

Termination without cause. If the employment of Mr. Deluce is terminated by the Company and the Company does not have cause for such termination, Mr. Deluce is entitled to receive the greater of (i) a lump sum amount equivalent to three months’ base salary, plus continuation of medical and extended health care benefit plans for a period of three months, at standard premium rates, or (ii) notice or pay in lieu of notice, benefits continuation, severance and/or other required payments prescribed under any applicable legislation. Potential payments, pursuant to the employment agreement assuming that employment was terminated on December 31, 2013, the last business day of the year, are disclosed in the “Potential Payments Upon Change in Control or Termination” table on page 75.

COMPENSATION PAID TO THE NAMED EXECUTIVE OFFICERS

Compensation Paid to the Interim Chief Executive Officer

Mr. Deluce was appointed Interim CEO on April 4, 2013 and has served as a member of the Company’s board of directors since April 21, 2004. Mr. Deluce did not receive an annual incentive payment for 2013 in his capacity as Interim CEO.

Compensation Paid to the Former Chief Executive Officer

Mr. Gaetz was the CEO of the Company from 2002 to April 4, 2013, the date of his resignation, and from 1989 to 2002 served as the Chief Operating Officer of the Company. On April 3, 2013, the Company and Mr. Gaetz reached a separation agreement whereby Mr. Gaetz would resign his employment with the Company and receive a lump sum separation payment of CAD$1,750,000.

Compensation Paid to the Chief Financial Officer

Mr. Suleman was appointed CFO of the Company effective September 29, 2011, and from 2005 to 2011 served as the Corporate Controller of the Company. The Compensation Committee met in January 2014 with the Interim CEO and in camera to determine adjustments to Mr. Suleman’s base salary as well as the annual incentive and long-term incentive compensation awards.

With reference to the foregoing annual incentive financial targets, the Company did not achieve the required EBITDA improvement targets primarily due to the U.S. LTL business unit not performing to management expectations. Consequently, Mr. Suleman did not receive payment of the annual incentive compensation based on financial targets. However, with the contribution of Mr. Suleman, the Company did realize significant achievements in 2013. The Canadian LTL business unit performed extremely well in 2013. In 2013, the Company sold its Supply Chain Operation business and created significant value for its shareholders while significantly improving the consolidated balance sheet. Also, in 2013 the Company sold its U.S. LTL business unit and preserved significant value for its shareholders. The Compensation Committee recognized that, while the Company’s earnings had not been achieved, Mr. Suleman’s leadership and contribution with the sale of the aforementioned businesses and participation in the Company strategic review process was invaluable. In the view of the Compensation Committee, Mr, Suleman will receive CAD$135,000 in annual incentive attributable to attaining specific objectives.

COMPENSATION DECISIONS WITH RESPECT TO 2014

The Compensation Committee reviews and considers modifications in compensation of our Company’s executive officers. As such the base salary for Mr. Suleman will be CAD$270,000. With respect to the DSU plan for Senior Executives of the Company, Mr. Suleman’s 2014 annual contribution entitlement will be $20,000. Mr. Suleman’s 2014 annual contribution entitlement is based upon his seniority and length of service with the Company.

The base salary for Mr. Deluce will be CAD$600,000. Mr. Deluce is not a participant in the DSU plan for Senior Executives however, is a participant in the DSU plan for Directors.

The Compensation Committee and the Board of Directors has not yet determined the annual incentive compensation plan for our executive officers with regards to 2014.

FREQUENCY OF SAY-ON-PAY ADVISORY VOTE

Our Company is required to hold a “frequency” vote at least once every six years, in order to allow our shareholders to decide how often they would like to be presented with “say-on-pay” advisory votes. At our 2011 annual meeting of shareholders, the results of our advisory vote on the frequency of future “say-on-pay” advisory votes were as follows: 1 year: 7,426,735 votes; 2 years: 130,360 votes; 3 years: 5,770,056 votes; abstentions: 51,271. After consideration of these voting results and other factors, the Board of Directors has determined that it would be appropriate to follow the advisory vote held in 2011, and to hold future advisory votes on executive compensation of the Company’s named executive officers on an annual basis, until the next required shareholder advisory vote with respect to the frequency of future votes.

Brokers may not cast discretionary “uninstructed” votes (commonly known as broker “non-votes”) in respect of executive compensation.

REPORT OF THE COMPENSATION COMMITTEE

The Compensation Committee has reviewed and discussed with Management the foregoing Compensation Discussion and Analysis which appears in this Annual Report on Form 10-K.

Based on the review and discussions referred to above, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be incorporated into this Annual Report on Form 10-K for filing with the SEC.

THE COMPENSATION COMMITTEE

Georges L. Hébert, Chair

Richard D. McGraw

David S. McClimon

STATEMENT OF EXECUTIVE COMPENSATION

Summary Compensation Table

The Company’s “Named Executive Officers” as at December 31, 2013 are William S. Deluce, Interim President and CEO, Richard Gaetz, Former President and Chief Executive Officer, and Fayaz Suleman, Vice President Finance and Chief Financial Officer. The following table sets forth the total annual compensation earned for services rendered during the last three financial years by the Named Executive Officers.

Name and Principal Position	Year	Salary (CAD$)	Bonus (CAD$)	Stock Awards ($)	Option Awards (CAD$) (1)	Non- Equity Incentive Plan Compen- sation ($)	Change in Pension Value and Non- Qualified Deferred Compen- sation Earnings ($) (2)	All Other Compen- sation (CAD$) (3)	Total (CAD$)
William S. Deluce Interim President & Chief Executive Officer (4)	2013	336,435	nil	nil	nil	nil	nil	154,767	491,202

Richard E. Gaetz President & Chief Executive Officer (4)	2013 2012 2011	245,192 600,000 563,000	nil nil 281,500	nil nil nil	77,757 69,292 90,121	nil nil nil	5,000 20,000 20,000	1,776,537 101,840 99,300	2,104,486 791,132 1,053,921

Fayaz D. Suleman Vice President Finance & Chief Financial Officer (5)	2013 2012 2011	305,672 258,000 62,500	135,000 96,000 75,000	nil nil nil	53,668 57,486 15,240	nil nil nil	19,000 15,000 3,750	138,360 47,685 4,846	651,700 474,171 161,336

(1)	Compensation expense related to Option Awards represents the fair value of the awards on the grant date. The required information concerning the Company’s stock option plan appears in the Company’s 2013 Annual Report on Form 10-K, reference to which is hereby made, and the information therein is incorporated herein by reference.
(2)	Named Executive Officers received Non-Qualified Deferred Compensation Earnings pursuant to the DSU Plan for Senior Executives which is described under the heading “Nonqualified Deferred Compensation Table” on page 74 of this document.
(3)	See details in the “All Other Compensation” table below.
(4)	Mr. Gaetz resigned as director, President and Chief Executive Officer effective April 4, 2013 and Mr. Deluce was appointed Interim President and Chief Executive Officer effective the same date.
(5)	Mr. Suleman was appointed an officer effective September 29, 2011.

All Other Compensation

The following table sets forth the details of other compensation awarded to, earned by or paid to the Company’s Named Executive Officers for services rendered during the last three financial years.

Name	Year	Vehicle Allowance (CAD$)	Memberships (CAD$)	Company Contributions to RRSP (CAD$)	Medical Assessment (CAD$)	Other (CAD$)	Total (CAD$)
William S. Deluce Interim President & Chief Executive Officer (1)	2013	11,025	3,801	Nil	2,500	137,441	154,767

Richard E. Gaetz President & Chief Executive Officer (2)	2013 2012 2011	6,075 18,000 18,000	— 4,800 4,800	462 1,500 1,500	— 2,540 —	1,770,000 75,000 75,000	1,776,537 101,840 99,300

Fayaz D. Suleman Vice President Finance & Chief Financial Officer (3)(4)	2013 2012 2011	18,675 18,000 4,500	— — —	1,500 1,500 346	— — —	118,185 28,185 —	138,360 47,685 4,846

(1)	Wicklow Consulting Inc., a company controlled by Mr. Deluce was paid $137,441 for Mr. Deluce’s services as Interim President and CEO from April 4, 2013 to June 19, 2013 which is included in “Other” compensation.
(2)	Mr. Gaetz resigned as director, President and Chief Executive Officer effective April 4, 2013 and was paid a lump sum payment of CAD$1,750,000 as part of his separation agreement with the Company which is included under “Other” compensation.
(3)	Mr. Suleman was appointed an officer effective September 29, 2011.
(4)	Mr. Suleman was paid CAD$90,000 on December 31, 2013 under his Retention Agreement which in included under “Other” compensation.

Grants of Plan Based Awards Table

The following table sets forth the stock and option awards, including non-equity incentive awards for the Named Executive Officers for the year ended December 31, 2013.

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number Of Shares Of Stock Or Units (#)	All Other Options Awards: Number Of Securities Under- lying Options (#)	Exercise Or Base Price of Option Awards (CAD$)	Grant Date Fair Value of Stock and Option Awards (CAD$)
		Thresh- old (CAD$)	Target (CAD$)	Maxi- mum (CAD$)	Thresh- old (#)	Target (#)	Maxi-mum (#)

William S. Deluce Interim President & Chief Executive Officer (1)	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a

Richard E. Gaetz President & Chief Executive Officer (1)	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a

Fayaz D. Suleman Vice President Finance & Chief Financial Officer	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a

(1)	Mr. Gaetz resigned as director, President and Chief Executive Officer effective April 4, 2013 and Mr. Deluce was appointed Interim President and Chief Executive Officer effective the same date.

EQUITY COMPENSATION ARRANGEMENTS

Outstanding Equity Awards Table

The following table sets forth the stock and option awards for the Named Executive Officers as at December 31, 2013:

	Option Awards (1)					Stock Awards (2)
Name	Number Of Securities Underlying Unexercised Options (#) Exercisable	Number Of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number Of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price (CAD$)	Option Expira- tion Date	Number Of Shares Or Units Of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number Of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value Of Unearned Shares, Units or Other Rights That Have Not Vested ($)
William S. Deluce Interim President & Chief Executive Officer	10,000	—	10,000	21.42	Jul. 20, 2014	n/a	n/a	n/a	n/a

Fayaz D. Suleman Vice President Finance & Chief Financial Officer	5,000 5,000 10,000 10,000 12,000 3,000 840 21,240	— — — — 3,000 2,000 1,260 31,860	5,000 5,000 10,000 10,000 15,000 5,000 2,100 53,100	20.00 22.00 21.09 12.79 10.40 11.18 11.97 5.23	Oct. 22, 2014 Feb. 16, 2016 Feb. 13, 2017 Feb. 19, 2018 Dec. 15, 2019 Oct. 26. 2020 Mar. 2, 2021 Nov. 10, 2021	n/a	n/a	n/a	n/a

(1)	The Company’s stock options vest one-fifth annually on the anniversary of the stock options grant date.
(2)	During the financial year ended December 31, 2013, no Stock Awards were granted to Named Executive Officers and, as of December 31, 2013, no Stock Awards were outstanding.

Option Exercises and Stock Vested Table

The following table sets forth the value realized on Options Exercised and Stock Awards vested for the Named Executive Officers for the year ended December 31, 2013.

	Option Awards		Stock Awards
Name	Number of Shares Acquired On Exercise (#)	Value Realized On Exercise (CAD$)	Number of Shares Acquired On Vesting (#)	Value Realized On Vesting (CAD$)
William S. Deluce Interim President & Chief Executive Officer (1)	nil	nil	n/a	n/a

	Option Awards		Stock Awards
Richard E. Gaetz President & Chief Executive Officer (1)	nil	nil	n/a	n/a

Fayaz D. Suleman Vice President Finance & Chief Financial Officer	nil	nil	n/a	n/a

(1)	Mr. Gaetz resigned as director, President and Chief Executive Officer effective April 4, 2013 and Mr. Deluce was appointed Interim President and Chief Executive Officer effective the same date.

Nonqualified Deferred Compensation Table

The following table sets forth the contributions, earnings and balances under Nonqualified Deferred Compensation arrangements for the Named Executive Officers at December 31, 2013:

Name	Executive Contributions In Last FY ($)	Registrant Contributions In Last FY ($) (1)	Number of Units (#)	Aggregate Earnings In Last FY ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance At Last FYE ($)	Aggregate Number of Units (#)
William S. Deluce Interim President & Chief Executive Officer	nil	nil	nil	nil	nil	nil	nil

Richard E. Gaetz President & Chief Executive Officer (2)	Nil	5,000	816	24,135	93,243	nil	nil

Fayaz D. Suleman Vice President Finance & Chief Financial Officer	nil	19,000	3,578	30,631	nil	61,700	9,488

(1)	Contributions are also disclosed under the column entitled “Nonqualified Deferred Compensation Earnings” in the Summary Compensation Table above. Under the senior executive DSU plan, Named Executive Officers as well as other senior executives receive units at the end of each quarter based on the market price of Common Shares equivalent to the senior executive’s annual contribution entitlement. The annual contribution entitlement amount varies based on the position in the Company and the years of eligible service. The maximum entitlement contribution varies between $2,500 and $20,000 per annum. Named Executive Officers received Nonqualified Deferred Compensation Earnings pursuant to the DSU Plan for Senior Executives which is described under the heading “Post-Employment Compensation” on page 66 of this document.
(2)	Mr. Gaetz resigned as director, President and Chief Executive Officer effective April 4, 2013.

Equity Compensation Plan Information

The following table sets forth, as at December 31, 2013, details of the Company’s compensation plans under which equity securities of the Company are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options (#)	Weighted-average exercise price of outstanding options ($)	Number of Common Shares remaining available for future issuance under equity compensation plans (#)
Equity compensation plans approved by shareholders	557,750	11.93	950,150
Equity compensation plans not approved by shareholders	0	0	0
Total	557,750	11.93	950,150

POTENTIAL PAYMENTS UPON CHANGE IN CONTROL OR TERMINATION

The employment agreement between the Company and Mr. Gaetz was terminated upon Mr. Gaetz’s resignation on April 4, 2013. The Company has entered into an employment agreement with Mr. Suleman effective March 26, 2013 and Mr. Deluce effective June 19, 2013. The agreements may be terminated by mutual consent or by the Company, without notice if the Company has cause for termination or without cause if the Company pays a lump sum amount for such termination. Under the employment agreement with Mr. Suleman, he will receive certain compensation paid as a lump sum amount in the event of a “Change of Control” of the Company or termination without cause. The terms of the employment agreements of Mr. Suleman and Mr. Deluce are discussed in detail beginning on page 66 under the heading “Employment Arrangements”. The following table details the amounts payable under the employment agreement as if employment was terminated on December 31, 2013, the last business day of the year.

Name	Condition	Calculated Monthly Entitlement	Mths	Gross Payment	Payment Pursuant to Retention Agreement	Payment Pursuant to Employee DSU Plan	Payment Pursuant to Director DSU Plan	Total Compensation Payment	Stock Options Vested	Value of Stock Options (1)
		CAD$	#	CAD$	CAD$	$	CAD$	CAD$	#	CAD$
William S. Deluce Interim President & Chief Executive Officer	Termination without just cause	50,000	3	150,000	nil	nil	84,622	234,622	10,000	nil

	Change of Control	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a

Fayaz D. Suleman Vice President Finance & Chief Financial Officer	Termination without just cause	30,500	12	366,000	180,000	61,700	nil	607,700	105,200	87,615

	Change of Control	30,500	18	549,000	180,000	61,700	nil	790,700	105,200	87,615

(1)	Represents the value of “in-the-money” stock options based on the Company’s closing stock price on the Toronto Stock Exchange (the “TSX”) on December 31, 2013 of CAD $6.88.

COMPENSATION OF DIRECTORS

Name	Fees Earned (CAD$)	Stock and Option Awards (CAD$)	Non-Equity Incentive Plan Compensation (CAD$)	Nonqualified Deferred Compensation Earnings (CAD$)	All Other Compensation (CAD$)	Total (CAD$)
Richard D. McGraw	117,833	nil	nil	51,667	nil	169,500
Anthony F. Griffiths (1)	26,000	nil	nil	4,583	nil	30,583
Richard E. Gaetz	Nil	nil	nil	4,583	nil	4,583
John R. Gossling	91,833	nil	nil	30,833	nil	122,666
Georges L. Hébert	98,667	nil	nil	30,833	nil	129,500
William S. Deluce	31,375	nil	nil	30,833	nil	62,208
David S. McClimon	81,000	nil	nil	26,250	nil	107,250

(1)	Mr. Griffiths served as a director until May 15, 2013; he did not stand for re-election as a director at the annual meeting of Vitran’s shareholders held on that date.

Director and committee fees are paid to independent directors. For the financial year ended December 31, 2013, director fees were paid to directors of the Company on the basis of a retainer of CAD$35,000 plus CAD$1,500 for each meeting of the Board of Directors that was attended. Mr. McGraw was paid an annual fee of CAD$60,000 as Chairman of the Board and was paid for attendance at any Board and Compensation committee meetings. Fees for each of the Compensation and Nominating and Governance Committees were paid on the basis of a retainer to the Chair of each committee (CAD$6,000 for the Chair of the Compensation Committee and CAD$6,000 for the Chair of the Nominating and Governance Committee) plus CAD$1,500 for each meeting attended. Fees for the Audit Committee were paid on the basis of a retainer of CAD$10,000 to the Chair of the committee plus CAD$1,500 for each meeting attended. The above director and committee fees came into effect on March 1, 2013.

Commencing fiscal year 2005, the Company adopted a DSU plan for all directors. Effective March 1, 2013, under the DSU plan, each director receives units at the end of every quarter based on the market price of Common Shares equivalent to CAD$8,750. The Chairman of the Board received units equivalent to CAD$15,000 at the end of every quarter. The holder of the unit, upon ceasing to be a director, is entitled to redeem the units for a cash amount equal to the market price of Common Shares on the redemption date. The Company awarded 29,251 units to the directors for the year ended December 31, 2013. The following table sets forth the balances under Nonqualified Deferred Compensation arrangements for the directors at December 31, 2013:

Name	Registrant Contributions In Last FY (CAD$)	Number of Units (#)	Aggregate Withdrawals/ Distributions (CAD$)	Aggregate Balance At Last FYE (CAD$)	Aggregate Number of Units (#)
Richard D. McGraw	51,667	8,434	nil	107,990	15,743
Anthony F. Griffiths (1)	4,583	709	35,609	nil	nil
Richard E. Gaetz	4,583	709	48,226	nil	nil
John R. Gossling	30,833	5,027	nil	82,892	12,085
Georges L. Hébert	30,833	5,027	nil	84,622	12,336
William S. Deluce	30,833	5,027	nil	84,622	12,336
David S. McClimon	26,250	4,318	nil	29,621	4,318

(1)	Mr. Griffiths served as a director until May 15, 2013; he did not stand for re-election as a director at the annual meeting of Vitran’s shareholders held on that date.

Director Share Ownership Guidelines

Effective March 1, 2013, the Company has adopted share ownership guidelines for all directors of the Company in order to further align the directors’ interests with those of Vitran’s shareholders. Within four years after joining the Board or the effective date of the guidelines, whichever is later, each director must own shares of the Company valued at three times the current annual retainer fee of CAD$70,000 based on the higher of (i) the market price of the Common Shares at that time and (ii) the price at which the director acquired the shares. For purposes of the share ownership guidelines, participation in the DSU plan shall constitute ownership of shares. However, 35% of each director’s total ownership must be in Common Shares. At December 31, 2013, only Mr. McGraw had met the director share ownership guidelines.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 of Form 10-K is included in the Company’s definitive proxy statement filed on February 4, 2014, reference to which is hereby made, and the information therein is incorporated herein by reference.

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Refer to Item 10 above for discussion on Director independence.

ITEM 14—PRINCIPAL ACCOUNTING FEES AND SERVICES

KPMG LLP has served as the Company’s auditors since 1989. For the fiscal years ended December 31, 2013 and 2012, fees billed by KPMG LLP to Vitran for services were:

	Year ended December 31,
	2013	2012
Audit and audit-related fees	$354,589	$568,569
Tax fees	Nil	Nil
All other fees	Nil	Nil

	$354,589	$568,569

All services provided by KPMG to Vitran for 2013 and 2012 were approved by the Audit Committee. The Audit Committee pre-approves all non-audit services to be provided to the Company or its subsidiary entities by its independent auditors. For further details regarding the Audit Committee approval process, please review the Audit Committee charter which is available free of charge on Vitran’s website at www.vitran.com.

PART IV

ITEM 15—EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	(1) Financial Statements

Consolidated Balance Sheets as at December 31, 2013 and 2012, and the Consolidated Statements of Income (Loss), Comprehensive Income (Loss), Shareholders’ Equity and Cash Flows for the years ended December 31, 2013, 2012, and 2011 are reported on by KPMG LLP, Chartered Accountants. These statements are prepared in accordance with United States GAAP.

(2) Financial Statement Schedules:

Schedule II—Valuation and Qualifying Accounts

Vitran Corporation Inc.

Three years ended December 31, 2013

The following is presented for continuing operations.

Allowance for Doubtful Accounts
(in thousands of dollars) Description	Balance at beginning of year	Charges to costs and expenses	Deductions	Balance at end of year
Year ended December 31, 2011
Accounts receivable allowances for revenue adjustments and doubtful accounts	$449	$9	$(68)	$390
Year ended December 31, 2012
Accounts receivable allowances for revenue adjustments and doubtful accounts	$390	$211	$(180)	$421
Year ended December 31, 2013
Accounts receivable allowances for revenue adjustments and doubtful accounts	$421	$183	$(212)	$392

Deferred Tax Valuation Allowance
(in thousands of dollars) Description	Balance at beginning of year	Charges to costs and expenses	Deductions	Balance at end of year
Year ended December 31, 2013
Deferred tax asset valuation allowance	$—	$21,743	$1,263	$20,480

(3) Exhibits Filed

The exhibits listed in the accompanying Exhibit Index are filed as part of this Annual Report on Form 10-K.

(b)	Separate Financial Statements

None.

Exhibit Number	Description of Exhibit

4.1	Articles of Incorporation effective April 29, 1981 (1)

4.2	Articles of Amendment effective May 27, 1987 (2)

4.3	Articles of Amendment effective July 16, 1987 (3)

4.4	Articles of Arrangement effective February 5, 1991 (4)

4.5	Articles of Amendment effective April 22, 2004 (5)

4.6	Amended By-Laws effective February 7, 2008 (6)

4.7	By-law to authorize the directors to borrow and give security effective July 16, 1987 (7)

10.1	Employee Stock Option Plan (8)

10.3	Deferred share unit plan for Directors, dated September 14, 2005 (9)

10.4	Deferred share unit plan for Senior Executives, dated March 10, 2006 (10)

10.5	Employment Agreement dated March 16, 2009 between the Registrant and Rick E. Gaetz (11)

10.6	Securities Purchase Agreement dated September 17, 2009 (12)

10.7	Registration Rights Agreement dated September 21, 2009 (13)

10.8	Stock Sale and Purchase Agreement between Vitran Express Canada Inc. and Data Processing, LLC dated September 23, 2013 (22)

10.9	Arrangement Agreement between Vitran Corporation Inc., 2400520 Ontario Inc. and TransForce Inc. dated December 30, 2013 (23)

10.10	Share Purchase Agreement between Vitran Express Canada Inc., Vitran Corporation and Legacy SCO, Inc. dated February 12, 2013 (20)

10.11	Credit Agreements between Standard Insurance Company and Vitran Properties USA, Inc. and subsidiaries dated December 19, 2012 and January 15, 2013 (29)

10.12	Credit Agreement between JPMorgan Chase Bank, N.A. as Agent and JPMorgan Chase Bank, N.A., JPMorgan Chase Bank, N.A., Toronto Branch, those other financial institutions whose names appear on the signature pages hereto and the other persons from time to time party hereto as Lenders and J.P. Morgan Securities Inc. as Co-Lead Arranger and Sole Bookrunner and Royal Bank of Canada, as Co-Lead Arranger and Fifth Third Bank and Export Development Canada And Vitran Corporation Inc., Vitran Express Canada Inc. and Vitran Corporation and subsidiaries as Borrowers Dated as of November 30, 2011(16)

10.13	Amendment No.1 to Credit Agreement between JPMorgan Chase Bank N.A. and those banks whose names appear on the signature pages hereto and Vitran Corporation Inc., Vitran Express Canada Inc. and Vitran Corporation Dated December 29, 2011(17)

10.14	Amendment No. 2 to Credit Agreement between JPMorgan Chase Bank N.A. and those banks whose names appear on the signature pages hereto and Vitran Corporation Inc., Vitran Express Canada Inc. and Vitran Corporation Dated October 10, 2012 (19)

10.15	Amendment No.3 to Credit Agreement between JPMorgan Chase Bank N.A. and those banks whose names appear on the signature pages hereto and Vitran Corporation Inc., Vitran Express Canada Inc. and Vitran Corporation Dated December 28, 2012 (30)

10.16	Amendment No. 4 to Credit Agreement between JPMorgan Chase Bank N.A. and those banks whose names appear on the signature pages hereto and Vitran Corporation Inc., Vitran Express Canada Inc. and Vitran Corporation Dated February 12, 2013 (31)

Exhibit Number	Description of Exhibit

10.17	Amendment No. 5 to Credit Agreement between JPMorgan Chase Bank N.A. and those banks whose names appear on the signature pages hereto and Vitran Corporation Inc., Vitran Express Canada Inc. and Vitran Corporation Dated October 7, 2013 (32)

10.17	Credit Agreement between CMLS Financial Ltd. as Lender and Vitran Corporation Inc., Vitran Express Canada Inc. and Expediteur T.W. Ltee., as Covenantor and Vitran Express Canada Inc. and Expediteur T.W. Ltee. as Borrowers Dated as of November 30, 2011(18)

10.18	Amended Credit Agreement between CMLS Financial Ltd. as Lender and Vitran Corporation Inc. and Expediteur T.W. Ltee as Covenantor and Vitran Express Canada Inc. and Vitran Environmental Systems Inc. as Borrowers Dated October 31, 2012 (33)

10.19	Employment Agreement dated March 26, 2013 between the Registrant and Fayaz D. Suleman (24)

10.20	Employment Agreement dated June 17, 2013 between the Registrant and William S. Deluce (25)

10.21	Consulting Agreement dated June 17, 2013 between the Registrant and William S. Deluce (26)

10.22	Retention Incentive Agreement dated June 28, 2013 between the Registrant and Fayaz D. Suleman (27)

10.23	Transaction Incentive Agreement dated October 29, 2013 between the Registrant and Fayaz D. Suleman (28)

10.24 14.1	Arrangement Agreement dated December 9, 2013 among 2398946 Ontario Inc., North Channel of Georgian Bay Holdings Ltd. and the Registrant (34) Code of Conduct for Employees (14)

14.2	Code of Conduct for Directors (15)

23.1	Consent of Independent Registered Public Accounting Firm (35)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 17, 2014 (35)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 17, 2014 (35)

32.1	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 17, 2014 (35)

101.INS	XBRL Instance Document (35)

101.SCH	XBRL Taxonomy Extension Schema (35)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (35)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (35)

101.LAB	XBRL Taxonomy Extension Label Linkbase (35)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (35)

Notes:

(1)	Filed as Exhibit 1.1 to the Registrant’s Registration Statement on Form 20-F filed with the Commission on June 14, 1995.
(2)	Filed as Exhibit 1.2 to the Registrant’s Registration Statement on Form 20-F filed with the Commission on June 14, 1995.
(3)	Filed as Exhibit 1.3 to the Registrant’s Registration Statement on Form 20-F filed with the Commission on June 14, 1995.
(4)	Filed as Exhibit 1.4 to the Registrant’s Registration Statement on Form 20-F filed with the Commission on June 14, 1995.

(5)	Filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on May 7, 2004.
(6)	Filed as Exhibit 4.6 to the Registrant’s Registration Statement on Form S-8 filed with the Commission on September 11, 2009
(7)	Filed as Exhibit 1.6 to the Registrant’s Registration Statement on Form 20-F filed with the Commission on June 14, 1995.
(8)	Filed as Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 filed with the Commission on September 11, 2009.
(9)	Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on September 15, 2005.
(10)	Filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on March 13, 2006.
(11)	Filed as Exhibit 10.23 to the Registrant’s Current Report on Form 8-K filed on March 17, 2009.
(12)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 18, 2009.
(13)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 22, 2009.
(14)	Filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on August 3, 2004.
(15)	Filed as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on August 3, 2004.
(16)	Filed as Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K filed on February 9, 2012.
(17)	Filed as Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K filed on February 9, 2012.
(18)	Filed as Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K filed on February 9, 2012.
(19)	Fixed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 5, 2012.
(20)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 19, 2013.
(21)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 11, 2013.
(22)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 26, 2013.
(23)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 31, 2013.
(24)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 28, 2013.
(25)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 20, 2013.
(26)	Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on June 28, 2013.
(27)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 3, 2013.
(28)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 4, 2013.
(29)	Filed as Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K filed on February 21, 2013.
(30)	Filed as Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K filed on February 21, 2013.
(31)	Filed as Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K filed on February 21, 2013.
(32)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 11, 2013.
(33)	Filed as Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K filed on February 21, 2013.
(34)	Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 11, 2013.
(35)	Filed as an exhibit to this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Toronto, Province of Ontario, on the 17th day of March, 2014.

Vitran Corporation Inc.

By:	/s/ FAYAZ D. SULEMAN
Fayaz D. Suleman
Vice President Finance and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ RICHARD D. McGRAW	Chairman of the Board	March 17, 2014
Richard D. McGraw

/s/ WILLIAM S. DELUCE	Interim President and Chief Executive Officer, Director	March 17, 2014
William S. Deluce

/s/ GEORGES L. HÉBERT	Director	March 17, 2014
Georges L. Hébert

/s/ DAVID S. McCLIMON	Director	March 17, 2014
David S. McClimon

/s/ JOHN R. GOSSLING	Director	March 17, 2014
John R. Gossling

/s/ FAYAZ D. SULEMAN	Vice President Finance and Chief Financial Officer	March 17, 2014
Fayaz D. Suleman	(Principal Financial Officer)

/s/ BILL G. ANDREOPOULOS	Corporate Controller	March 17, 2014
Bill G. Andreopoulos	(Principal Accounting Officer)